Form 10QSB
period 1996-06-30
HARVEY ENTERTAINMENT CO
filed 1996-08-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1996

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-23000

                     The Harvey Entertainment Company
                       (Exact name of registrant as
                         specified in its charter)

               California                               95-4217605
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    100 Wilshire Boulevard, Suite 1460, Santa Monica, California 90401-1115
                    (Address of principal executive offices)

Registrant's phone number, including area code      (310) 451-3377

- --------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES         X       NO   ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                       Outstanding at June 30, 1996
  ------                                      ----------------------------
  Common                                               3,639,400

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY


INDEX
- --------------------------------------------------------------------------------

                                                                                                                PAGE
PART I

  FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                                             1-2

  Consolidated Income Statements - Three and Six Months Ended June 30, 1996 and 1995                             3

  Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995                                4

  Notes to Consolidated Financial Statements                                                                     5

  Management's Discussion and Analysis of Financial Condition and Results of Operations                         6-9


PART II

  OTHER INFORMATION                                                                                              10

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                              June 30                    December 31,
ASSETS                                                                           1996                        1995
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $  8,689,000                 $ 4,367,000
  Accounts receivable, net of allowance for doubtful accounts
    of $628,000 and $622,000 in 1996 and 1995, respectively                   1,777,000                   3,465,000
  Prepaid expenses                                                              117,000                     171,000
  Other current assets                                                          128,000                     128,000
                                                                            -----------                 -----------
           Total current assets                                              10,711,000                   8,131,000

LONG-TERM ACCOUNTS RECEIVABLE                                                   308,000                     642,000

FILM LIBRARY, Net of accumulated amortization of $2,661,000
  and $2,295,000 in 1996 and 1995, respectively                               8,901,000                   8,656,000

GOODWILL, Net of accumulated amortization of $897,000
  and $833,000 in 1996 and 1995, respectively                                 1,698,000                   1,762,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $205,000 and $181,000 in 1996 and 1995,
  respectively                                                                  482,000                     374,000

FURNITURE AND EQUIPMENT, Net of accumulated
  depreciation of $230,000 and $207,000 in 1996 and 1995,
  respectively                                                                  222,000                     170,000

OTHER ASSETS                                                                     85,000                      87,000
                                                                            -----------                 -----------
TOTAL                                                                       $22,407,000                 $19,822,000
                                                                            ===========                 ===========


See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                                           June 30,                December 31,
LIABILITES AND STOCKHOLDERS' EQUITY                                          1996                     1995
                                                                          (Unaudited)
CURRENT LIABILITIES -
  Accounts payable and accrued expenses                                   $ 1,266,000               $   789,000
  Income taxes payable                                                        563,000                    87,000
                                                                          -----------               -----------
          Total current liabilities                                         1,829,000                   876,000

DEFERRED INCOME TAXES                                                       1,703,000                 1,724,000

ACCRUED RENT                                                                   47,000                    63,000
                                                                          -----------               -----------
          Total liabilities                                                 3,579,000                 2,663,000
                                                                          -----------               -----------
STOCKHOLDERS' EQUITY:
  Preferred stock $1 par value, authorized 3,000,000, none issued
  Common stock, no par value, 10,000,000 shares aurthorized,
   3,639,400 issued and outstanding at June 30, 1996 and
   3,629,400 at December 31, 1995                                          18,884,000                18,844,000
  Accumulated deficit                                                         (56,000)               (1,685,000)
                                                                          -----------               -----------
          Total stockholders' equity                                       18,828,000                17,159,000
                                                                          -----------               -----------
TOTAL                                                                     $22,407,000               $19,822,000
                                                                          ===========               ===========


See notes to consolidated financial statements.                      (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS (Unaudited)

- --------------------------------------------------------------------------------

                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                 June 30,
                                                   ---------------------------------         ------------------------------
                                                      1996                   1995               1996                1995
OPERATING REVENUES:
  Merchandising                                      $719,000             $1,814,000         $1,544,000          $2,674,000
  Filmed entertainment                              3,522,000                541,000          4,956,000           1,822,000
                                                   ----------             ----------         ----------          ----------
           Net operating revenues                   4,241,000              2,355,000          6,500,000           4,496,000
                                                   ----------             ----------         ----------          ----------
  Cost of sales                                       989,000                860,000          1,435,000           1,668,000
  Selling, general and administrative expenses      1,217,000                802,000          1,932,000           1,391,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                  119,000                146,000            456,000             457,000
  Depreciation expense                                 13,000                 16,000             23,000              31,000
                                                   ----------             ----------         ----------          ----------
           Total operating expenses                 2,338,000              1,824,000          3,846,000           3,547,000
                                                   ----------             ----------         ----------          ----------
INCOME FROM OPERATIONS                              1,903,000                531,000          2,654,000             949,000

OTHER INCOME                                           80,000                 50,000            153,000             102,000
                                                   ----------             ----------         ----------          ----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                  1,983,000                581,000          2,807,000           1,051,000

PROVISION FOR INCOME TAXES                           (826,000)              (246,000)         (1,178,00)           (447,000)
                                                   ----------             ----------         ----------          ----------
NET INCOME                                         $1,157,000               $335,000         $1,629,000            $604,000
                                                   ==========             ==========         ==========          ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                       3,887,000              3,846,000          3,874,000           3,814,000
                                                   ==========             ==========         ==========          ==========
NET INCOME PER SHARE                                    $0.30                  $0.09              $0.42               $0.16
                                                   ==========             ==========         ==========          ==========

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

- --------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30
                                                                          ---------------------------------
                                                                              1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $1,629,000              $604,000
  Adjustment to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                              23,000                31,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                              456,000               457,000
Changes in operating assets liabilites:
  Accounts receivable                                                      2,022,000            (1,734,000)
  Inventories                                                                      -                58,000
  Prepaid expenses and other assets                                           53,000                26,000
  Account payable and accrued expenses                                       461,000               (92,000)
  Income tax liabilities                                                     455,000               449,000
                                                                          ----------           -----------
           Net cash provided by (used in) operating activities             5,099,000              (201,000)
                                                                          ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                                      -             1,435,000
  Purchase of furniture and equipment                                        (75,000)              (65,000)
  Investments in trademarks and copyrights and film library                 (742,000)               (8,000)
                                                                          ----------           -----------
           Net cash (used in) provided by investing activities              (817,000)            1,362,000
                                                                          ----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                         40,000               835,000
  Deferred offering costs                                                          -              (227,000)
                                                                          ----------           -----------
           Net cash provided by financing activities                          40,000               608,000
                                                                          ----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,322,000             1,769,000

CASH AND CASH EQUIVALENTS, Beginning of period                             4,367,000               605,000
                                                                          ----------           -----------
CASH AND CASH EQUIVALENTS, End of period                                  $8,689,000            $2,374,000
                                                                          ==========           ===========



See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of The Harvey Entertainment Company and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

In the opinion of the Company, the accompanying unaudited financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                  * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Results of Operations - The Company's net operating revenues in the 1996 and 1995 six month periods were $6,500,000 and $4,496,000 respectively, an increase of $2,004,000. The increase in revenues from 1995 to 1996 includes a decrease of $1,130,000 in merchandising revenues and an increase of $3,134,000 in filmed entertainment revenues.

Revenues - Net merchandising revenues were $1,544,000 and $2,674,000 in 1996 and 1995, respectively, a decrease of $1,130,000. The decrease in merchandising revenue was due to a decline in minimum license guarantees from the worldwide merchandising program for the Casper motion picture. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. A number of the licensees participating in the Company's worldwide Casper merchandising program have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or any other merchandising revenues because the ongoing success of the merchandising program is in part dependent upon anticipated enhancements to the attractiveness and marketability of the Harvey Classic Characters. In addition, there can be no assurance that merchandising revenues will increase or continue at the same level in the future because many of the Casper licenses were entered into in connection with the initial release of the Casper motion picture and it is not known whether or how many of such licenses will be renewed.

Net filmed entertainment revenues were $4,956,000 and $1,822,000 in 1996 and 1995, respectively, an increase of $3,134,000. The increase in filmed entertainment revenues was due to the Company entering into an agreement with Saban Entertainment to co-produce two feature length, direct-to-video films based on the Company's Casper and Richie Rich characters. The Company received a $3,300,000 non-refundable advance from Saban against 50% of net receipts after production, marketing and out of pocket third party distribution expenses are recouped. There were no such revenues in 1995. Also contributing to the increase in revenues was the distribution agreement entered into with MCA Television Ltd. wherein MCA has the exclusive right to distribute for television broadcast, 56 episodes of Casper and Friends in the United States, until June 1998. The Company was paid a minimum non-refundable guarantee of $840,000 for the license. There were no such revenues in the 1995 comparable period. Foreign broadcast license revenues from the Harvey Classic Film Library and The Baby Huey Show accounted for $449,000 in 1996 and $1,290,000 in 1995, a decrease of $841,000. Although foreign broadcasting licenses are generally granted for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis. Revenues associated with the domestic barter sales of The Baby Huey Show accounted for $100,000 in 1996 and $461,000 in 1995. The decrease in revenues is due to the Company receiving 100% of the show's revenues in 1995 versus 25% in 1996. The reduction in revenues is due to the show being produced by The Universal/Harvey Animation Studios, a production joint venture between the Company and MCA, Inc., financed wholly by MCA, Inc. In January 1996, Warner Bros., which produced the Richie Rich motion picture, exercised its right for the theatrical motion picture sequel to Richie Rich and paid the Company $200,000. There were no comparable revenues for 1995. Casper animation license fees were $65,000 and $60,000 in 1996 and 1995 respectively. The balance of 1995 and 1996 revenues consist of residuals from the Casper and Friends animated series.

Cost of Sales - Merchandising costs of sales were $443,000 and $668,000 in 1996 and 1995, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the period.

Costs of sales relating to filmed entertainment revenues were $992,000 and $1,000,000 in 1996 and 1995, respectively. As a percentage of net filmed entertainment revenues, cost of sales were 20% and 55% in 1996 and 1995, respectively. The decrease in costs of sales as a percentage of revenues is due to there being no cost of sales associated with the MCA domestic television license or Richie Rich theatrical license fee. The Company paid $550,000 in connection with the Saban direct-to-video agreement of which $350,000 was paid to officers of the Company as a producer's fee.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,932,000 and $1,391,000 for 1996 and 1995, respectively, an increase of $541,000. The increase in SG&A is due to an increase in legal expenses related to the Company's litigation and the protection and enforcement of the Company's trademarks.

Depreciation and Amortization - Depreciation expense was $23,000 and $31,000 in 1996 and 1995, respectively. Amortization of the film library was $366,000 and $372,000 in 1996 and 1995, respectively. The film library is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $26,000 in 1996 and $21,000 in 1995. Amortization of goodwill was $64,000 in both 1996 and 1995.

Other Income - Other income was $153,000 and $102,000 in 1996 and 1995, respectively. The increase in other income was due to interest earned on cash balances and the interest income associated with the discounting to present value of the Company's long-term accounts receivable.

Income Taxes - Provision for income taxes was $1,178,000 and $447,000 in 1996 and 1995, respectively. The increase in the provision for income taxes is due to the Company's increased profitability.

Liquidity and Capital Resources - Net cash provided by (used in) operating activities was $5,099,000 and $(201,000) in 1996 and 1995, respectively. Cash generated from operations was primarily due to the Company producing net income for the first two quarters of 1996 and proceeds from the collection of receivables.

The Company's long-term accounts receivables are attributable to the portion of merchandising activity with payment terms greater than one year. The Company believes that obligors liable on all receivables are of good quality and that the allowance for doubtful accounts at June 30, 1996 in the amount of $628,000 is adequate. The Company continually reevaluates its receivables to reassess its allowance for bad debts.

In April of 1996, the Company entered into an agreement with a third party to produce 13 animated Richie Rich shorts. The total cost of production is projected to be $1,920,000. The Company has paid $585,000 of that total to date and will fund the balance with working capital.

The Company has a $2,500,000 revolving credit facility (the "Revolving Facility") which expires in May 1997. Interest on advances made under the Revolving Facility accrues at 1% above the prime rate as reported by the lender. The credit agreement obligates the Company to maintain a minimum net worth and current ratio and disallows the payment of dividends. The Company has not drawn on this facility. The Revolving Facility is secured by substantially all of the assets of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Results of Operations - The Company's net operating revenues in the 1996 and 1995 three month periods were $4,241,000 and $2,355,000 respectively, an increase of $1,886,000. The increase in revenues from 1995 to 1996 includes a decrease of $1,095,000 in merchandising revenues and an increase of $2,981,000 in filmed entertainment revenues.

Revenues - Net merchandising revenues were $719,000 and $1,814,000 in 1996 and 1995, respectively, a decrease of $1,095,000. The decrease in merchandising revenue was due to a decline in minimum license guarantees from the worldwide merchandising program for the Casper motion picture. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. A number of the licensees participating in the Company's worldwide Casper merchandising program have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or any other merchandising revenues because the ongoing success of the merchandising program is in part dependent upon anticipated enhancements to the attractiveness and marketability of the Harvey Classic Characters. In addition, there can be no assurance that merchandising revenues will increase or continue at the same level in the future because many of the Casper licenses were entered into in connection with the initial release of the Casper motion picture and it is not known whether or how many of such licenses will be renewed.

Net filmed entertainment revenues were $3,522,000 and $541,000 in 1996 and 1995, respectively, an increase of $2,981,000. The increase in filmed entertainment revenues was due to the Company entering into an agreement with Saban Entertainment to co-produce two feature length, direct-to-video films based on the Company's Casper and Richie Rich characters. The Company received a $3,300,000 non-refundable advance from Saban against 50% of net receipts after production, marketing and out of pocket third party distribution expenses are recouped. There were no such revenues in the 1995 comparable period. Foreign broadcast license revenues from the Harvey Classic Film Library and The Baby Huey Show accounted for $144,000 in 1996 and $194,000 in 1995, a decrease of $50,000. Although foreign broadcasting licenses are generally granted for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis. Revenues associated with the domestic barter sales of The Baby Huey Show accounted for $36,000 in 1996 and $276,000 in 1995. The decrease in revenues is due to the Company receiving 100% of the show's revenues in 1995 versus 25% in 1996. The reduction in revenues is due to the show being produced by The Universal/Harvey Animation Studios, a production joint venture between the Company and MCA, Inc., financed wholly by MCA, Inc. Casper animation license fees were $40,000 and $60,000 in 1996 and 1995 respectively. The balance of 1995 and 1996 revenues consist of residuals from the Casper and Friends animated series.

Cost of Sales - Merchandising costs of sales were $202,000 and $545,000 in 1996 and 1995, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the period.

Costs of sales relating to filmed entertainment revenues were $787,000 and $315,000 in 1996 and 1995, respectively. As a percentage of net filmed entertainment revenues, cost of sales were 22% and 58% in 1996 and 1995, respectively. The decrease in costs of sales as a percentage of revenues is due to there being lower cost of sales associated with the Saban direct-to-video agreement. The Company paid $550,000 in connection with the Saban direct-to-video agreement of which $350,000 was paid to officers of the Company as a producer's fee.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,217,000 and $802,000 for 1996 and 1995, respectively, an increase of $415,000. The increase in SG&A is due to an increase in legal expenses related to the Company's litigation and the protection and enforcement of the Company's trademarks.

Depreciation and Amortization - Depreciation expense was $13,000 and $16,000 in 1996 and 1995, respectively. Amortization of the film library was $72,000 and $102,000 in 1996 and 1995, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $15,000 in 1996 and $12,000 in 1995. Amortization of goodwill was $32,000 in both 1996 and 1995.

Other Income - Other income was $80,000 and $50,000 in 1996 and 1995, respectively. The increase in other income was due to the interest income earned on cash balances.

Income Taxes - Provision for income taxes was $826,000 and $246,000 in 1996 and 1995, respectively. The increase in the provision for income taxes is due to the Company's increased profitability.

OTHER INFORMATION

Item 1 -  1.  Shareholder Litigation.  On August 4, 1995, certain shareholders of the Company filed a class-action complaint against the Company and its directors alleging that the defendants have failed to maximize, defend and protect adequately the Company's stock price and that they have failed to investigate alleged market manipulations involving such stock. The complaint seeks various equitable remedies and unspecified damages. The Company and the plaintiffs have reached an agreement in principle with respect to settlement of the allegations specified in the complaint. If such agreement is consummated, the plaintiffs will dismiss the complaint without prejudice upon receipt and confirmation through additional discovery of representations from the Company's directors that they have no knowledge of the alleged short sales and the Company will toll the statute of limitations as applicable to the plaintiff's allegations for a limited period of time.

          2. Fleischer/Betty Boop Litigation. On November 13, 1995, the Company filed an action against Fleischer Studios, Inc. and Stanley Handman for breach of contract, fraud, an accounting and copyright infringement in connection with the copyright to "Betty Boop." In the action, the Company seeks to recover its 10% participation in the exploitation of "Betty Boop" from 1980 to the present pursuant to an earlier agreement and seeks rescission of the agreement by which the Company transferred its rights in "Betty Boop" to Fleischer. Defendants answered denying the material allegations of the complaint and Fleischer filed an amended counterclaim against the Company for breach of the implied covenant of good faith and fair dealing and declaratory relief. Discovery is ongoing, therefore the Company cannot predict the outcome of this litigation with any certainty.

          3. Brown Litigation. On July 24, 1995, Gregory Brown, who briefly worked for the Company in or around 1989, filed a lawsuit pro per (without the assistance of counsel) against the Company in United States District Court for declaratory relief, fraud, trademark misuse, unfair competition and violations of the Lanham Act. Brown alleges that he is currently in the business of manufacturing recreations, restorations and reproductions of vintage animation artwork from the 1930s and 1940s, and he would like to reproduce a particular CASPER(R) animated cell from a 1945 animated motion picture which he alleges has fallen into the public domain. Brown maintains that because the 1945 animated motion picture has fallen into the public domain, CASPER(R) has likewise fallen into the public domain. Brown previously made a similar claim against Disney in connection with "Mickey Mouse" and "Pluto," and lost. On or about November 15, 1995, the Court granted the Company's motion to dismiss Brown's complaint in full and subsequently awarded the Company nearly $70,000 of its attorneys' fees and costs. Brown has filed an appeal with respect to the Court's decision. No appellate briefs have yet been filed and, as a result, the Company cannot predict the outcome of this appeal.

          4. Franklin Litigation. In September 1994, the Company filed suit against Jeffrey Franklin, a former director, and certain related entities alleging various claims in connection with an agency agreement between the Company and Franklin. In addition, the Company has alleged that Franklin wrongfully usurped corporate opportunities belonging to the Company. Franklin has denied the Company's allegations and has filed a cross-complaint against the Company and certain present and former directors alleging, among other things, breach of contract. The litigation is still in the discovery stages and the Company is unable to predict the outcome with any certainty.

              There have been no material changes in the Company's legal proceedings since the Company filed its Form 10-KSB with the Securities and Exchange Commission on March 29, 1996. More detailed information on the Company's legal proceedings is available in the Company's Form 10-KSB.

Items 2 through 4 are omitted as not applicable.

Item 5    -   Other Information
              None

Item 6 (a)-   Exhibit 10.47 Casper Live Action Direct-To-Video Agreement Dated
              May 28, 1996 between Saban Entertainment Inc. and The Harvey
              Entertainment Company.

Item 6 (b)-   Report on Form 8-K
              None

                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE HARVEY ENTERTAINMENT COMPANY
                    AND SUBSIDIARY (Registrant)


August 13, 1996        /s/Jeffrey A. Montgomery
                       -------------------------------------
                       Jeffrey A. Montgomery
                       President and Chief Executive Officer


August 13, 1996        /s/Gregory M. Yulish
                       -------------------------------------
                       Gregory M. Yulish
                       Executive Vice President and
                       Chief Financial Officer