Form 10QSB/A
period 1996-06-30
HARVEY ENTERTAINMENT CO
filed 1996-08-22
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB/A


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


                    THE HARVEY ENTERTAINMENT COMPANY
                    AND SUBSIDIARY (Registrant)


August 20, 1996        /s/Jeffrey A. Montgomery
                       -------------------------------------
                       Jeffrey A. Montgomery
                       President and Chief Executive Officer


August 20, 1996        /s/Gregory M. Yulish
                       -------------------------------------
                       Gregory M. Yulish
                       Executive Vice President and
                       Chief Financial Officer