Form 10QSB
period 1996-09-30
HARVEY ENTERTAINMENT CO
filed 1996-11-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1996

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-23000
                                                -------
                        The Harvey Entertainment Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                  95-4217605
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's phone number, including area code     (310) 789-1990
                                                 ------------------------------
100 Wilshire Boulevard, Suite 1460, Santa Monica, California 90401-1115
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES    X       NO
                                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                       Outstanding at September 30, 1996
-------                                      ---------------------------------
  Common                                                3,641,600

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

INDEX
--------------------------------------------------------------------------------

                                                                                                   PAGE
PART I

  FINANCIAL INFORMATION

  Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                           1-2

  Consolidated Income Statements - Three and Nine Months Ended September 30, 1996 and 1995          3

  Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995             4

  Notes to Consolidated Financial Statements                                                        5

  Management's Discussion and Analysis of Financial Condition and Results of Operations            6-10


PART II

  OTHER INFORMATION                                                                                 11

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                           1996                1995
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 7,200,000         $ 4,367,000
  Accounts receivable, net of allowance for doubtful accounts
    of $628,000 and $622,000 in 1996 and 1995, respectively                     2,037,000           3,465,000
  Prepaid expenses                                                                193,000             171,000
  Other current assets                                                             98,000             128,000
                                                                              -----------         -----------
           Total current assets                                                 9,528,000           8,131,000

LONG-TERM ACCOUNTS RECEIVABLE                                                     373,000             642,000

FILM LIBRARY, Net of accumulated amortization of $2,738,000
  and $2,295,000 in 1996 and 1995, respectively                                 9,676,000           8,656,000

GOODWILL, Net of accumulated amortization of $930,000
  and $833,000 in 1996 and 1995, respectively                                   1,665,000           1,762,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $149,000 and $181,000 in 1996 and 1995,
  respectively                                                                    489,000             374,000

FURNITURE AND EQUIPMENT, Net of accumulated
  depreciation of $246,000 and $207,000 in 1996 and 1995,
  respectively                                                                    245,000             170,000

OTHER ASSETS                                                                      109,000              87,000
                                                                              -----------         -----------
TOTAL                                                                         $22,085,000         $19,822,000
                                                                              ===========         ===========


See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               1996                1995
                                                                                (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $   828,000          $   789,000
  Income taxes payable                                                               39,000               87,000
                                                                                -----------          -----------
          Total current liabilities                                                 867,000              876,000

DEFERRED INCOME TAXES                                                             2,259,000            1,724,000

ACCRUED RENT                                                                         47,000               63,000
                                                                                -----------          -----------
          Total liabilities                                                       3,173,000            2,663,000
                                                                                -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock $1 par value, authorized 3,000,000, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   3,641,600 issued and outstanding at September 30, 1996 and
   3,629,400 at December 31, 1995                                                18,946,000           18,844,000
  Accumulated deficit                                                               (34,000)          (1,685,000)
                                                                                -----------          -----------
          Total stockholders' equity                                             18,912,000           17,159,000
                                                                                -----------          -----------
TOTAL                                                                           $22,085,000          $19,822,000
                                                                                ===========          ===========




See notes to consolidated financial statements.                    (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                        -----------------------------       -----------------------------
                                                              1996            1995              1996            1995
OPERATING REVENUES:
  Filmed entertainment                                  $   392,000       $ 1,002,000       $ 5,348,000      $ 2,824,000
  Merchandising                                             943,000           869,000         2,487,000        3,543,000
                                                        -----------       -----------       -----------      -----------
           Net operating revenues                         1,335,000         1,871,000         7,835,000        6,367,000
                                                        -----------       -----------       -----------      -----------
  Cost of sales                                             563,000           731,000         1,998,000        2,400,000
  Selling, general and administrative expenses              711,000           617,000         2,643,000        2,009,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                        123,000           194,000           578,000          650,000
  Depreciation expense                                       15,000            15,000            39,000           46,000
                                                        -----------       -----------       -----------      -----------
           Total operating expenses                       1,412,000         1,557,000         5,258,000        5,105,000
                                                        -----------       -----------       -----------      -----------
INCOME (LOSS) FROM OPERATIONS                               (77,000)          314,000         2,577,000        1,262,000
OTHER INCOME                                                139,000            64,000           292,000          167,000
                                                        -----------       -----------       -----------      -----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                           62,000           378,000         2,869,000        1,429,000
PROVISION FOR INCOME TAXES                                  (39,000)         (164,000)       (1,216,000)        (612,000)
                                                        -----------       -----------       -----------      -----------
NET INCOME                                              $    23,000       $   214,000       $ 1,653,000      $   817,000
                                                        ===========       ===========       ===========      ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                             3,862,000         4,016,000         3,869,000        3,975,000
                                                        ===========       ===========       ===========      ===========
NET INCOME PER SHARE                                    $      0.01       $      0.05       $      0.43      $      0.21
                                                        ===========       ===========       ===========      ===========

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                    ---------------------------
                                                                        1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $  1,653,000    $   817,000
  Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation                                                       39,000         46,000
       Amortization on film library, goodwill, trademarks and
         copyrights and other                                            578,000        650,000
       Warrants issued for services                                       45,000
Changes in operating assets and liabilities:
  Accounts receivable                                                  1,697,000     (1,436,000)
  Inventories                                                               -            58,000
  Prepaid expenses and other assets                                      (14,000)        15,000
  Accounts payable and accrued expenses                                   19,000       (123,000)
  Income tax liabilities                                                 487,000        614,000
                                                                    ------------    -----------
      Net cash provided by operating activities                        4,504,000        641,000
                                                                    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                               -         1,435,000
  Purchase of furniture and equipment                                   (114,000)       (90,000)
  Investments in trademarks and copyrights and film library           (1,614,000)       (19,000)
                                                                    ------------    -----------
      Net cash (used in) provided by investing activities             (1,728,000)     1,326,000
                                                                    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                     57,000        835,000
  Deferred offering costs                                                   -          (257,000)
                                                                    ------------    -----------
      Net cash provided by financing activities                           57,000        578,000
                                                                    ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,833,000      2,545,000

CASH AND CASH EQUIVALENTS, Beginning of period                         4,367,000        605,000
                                                                    ------------    -----------
CASH AND CASH EQUIVALENTS, End of period                            $  7,200,000    $ 3,150,000
                                                                    ============    ===========

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of The Harvey Entertainment Company and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed 1995 financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

In the opinion of the Company, the accompanying unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                  * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Results of Operations - The Company's net operating revenues in the 1996 and 1995 three month periods were $1,335,000 and $1,871,000 respectively, a decrease of $536,000. The decrease in revenues from 1995 to 1996 includes and a decrease of $610,000 in filmed entertainment revenues which is offset by an increase of $74,000 in merchandising revenues.

Revenues - Net merchandising revenues were $943,000 and $869,000 in 1996 and 1995, respectively, an increase of $74,000. The increase in merchandising revenue was due to new activity related to the Company's Casper licensing program. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. A number of the licensees participating in the Company's worldwide Casper merchandising program have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company.
The Company cannot accurately project future revenues derived from Casper or any other merchandising revenues because the ongoing success of the merchandising program is in part dependent upon anticipated enhancements to the attractiveness and marketability of the Harvey Classic Characters. In addition, there can be no assurance that merchandising revenues will increase or continue at the same level in the future because many of the Casper licenses were entered into in connection with the initial release of the Casper motion picture and expire in the next 12 months, and it is not known whether or how many of such licenses will be renewed.

Net filmed entertainment revenues were $392,000 and $1,002,000 in 1996 and 1995, respectively, a decrease of $610,000. Foreign broadcast license revenues from the Harvey Classic Film Library and The Baby Huey Show accounted for $251,000 in 1996 and $560,000 in 1995, a decrease of $309,000. Although foreign broadcasting licenses are generally granted for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis. Revenues associated with the domestic barter sales of the Richie Rich animated series accounted for $74,000. Richie Rich premiered in September 1996 and airs weekly in syndication throughout the country. There were no such revenues in 1995. Casper animation license fees were $65,000 and $270,000 in 1996 and 1995 respectively. The decrease in Casper animation license fees is due to fewer shows being produced in the period. Revenues associated with the domestic barter sales of The Baby Huey Show were $147,000 in 1995. There were no such revenues in the 1996 comparable period as the show's season ended. The balance of 1996 revenues consist of residuals from the Casper and Friends animated series. The balance of 1995 revenues consist of residuals from the Casper and Friends animated series and Richie Rich cartoon royalties from Hanna-Barbera.

Cost of Sales - Merchandising costs of sales were $227,000 and $316,000 in 1996 and 1995, respectively. The decrease in cost of sales is due to MCA not receiving a commission on certain licenses. As a percentage of merchandising revenues, cost of sales were 24% and 36%, respectively.

Costs of sales relating to filmed entertainment revenues were $336,000 and $415,000 in 1996 and 1995, respectively. The decrease in cost of sales is due to a decrease in filmed entertainment activity for the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $711,000 and $617,000 for 1996 and 1995, respectively, an increase of $94,000. The increase in SG&A is due to an increase in legal expenses related to the Company's litigation.

Depreciation and Amortization - Depreciation expense was $15,000 in 1996 and 1995. Amortization of the film library was $78,000 and $150,000 in 1996 and 1995, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $12,000 in 1996 and $11,000 in 1995. Amortization of goodwill was $33,000 in both 1996 and 1995.

Other Income - Other income, primarily interest income, was $139,000 and $64,000 in 1996 and 1995, respectively. The increase in other income was due to higher cash balances for the period, which generated increased interest income.

Income Taxes - Provision for income taxes was $39,000 and $164,000 in 1996 and 1995, respectively. The decrease in provision for income taxes is due to lower pretax income for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Results of Operations - The Company's net operating revenues in the 1996 and 1995 nine month periods were $7,835,000 and $6,367,000 respectively, an increase of $1,468,000. The increase in revenues from 1995 to 1996 includes a decrease of $1,056,000 in merchandising revenues and an increase of $2,524,000 in filmed entertainment revenues.

Revenues - Net merchandising revenues were $2,487,000 and $3,543,000 in 1996 and 1995, respectively, a decrease of $1,056,000. The decrease in merchandising revenue was due to a decline in minimum license guarantees from the worldwide merchandising program for Casper. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. A number of the licensees participating in the Company's worldwide Casper merchandising program have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or any other merchandising revenues because the ongoing success of the merchandising program is in part dependent upon anticipated enhancements to the attractiveness and marketability of the Harvey Classic Characters. In addition, there can be no assurance that merchandising revenues will increase or continue at the same level in the future because many of the Casper licenses were entered into in connection with the initial release of the Casper motion picture and expire in the next 12 months, and it is not known whether or how many of such licenses will be renewed.

Net filmed entertainment revenues were $5,348,000 and $2,824,000 in 1996 and 1995, respectively, an increase of $2,524,000. The increase in filmed entertainment revenues was due to the Company entering into an agreement with Saban Entertainment to co-produce two feature length, live action direct-to-video films based on the Company's Casper and Richie Rich characters. The Company received a $3,300,000 non-refundable advance from Saban against 50% of net receipts after production, marketing and out of pocket third party distribution expenses are recouped. There were no such revenues in 1995. Also contributing to the increase in revenues was the distribution agreement entered into with MCA Television Ltd. wherein MCA has the exclusive right to distribute for television broadcast, 56 episodes of Casper and Friends in the United States, until June 1998. The Company was paid a minimum non-refundable guarantee of $840,000 for the license. There were no such revenues in the 1995 comparable period. Foreign broadcast license revenues from the Harvey Classic Film Library and The Baby Huey Show accounted for $700,000 in 1996 and $1,850,000 in 1995, a decrease of $1,150,000. Although foreign broadcasting licenses are generally granted for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis. Revenues associated with the domestic barter sales of The Baby Huey Show accounted for $101,000 in 1996 and $609,000 in 1995. The decrease in revenues is due to the Company receiving 100% of the show's revenues in 1995 versus 25% in 1996. The reduction in revenues is due to the 1996 show being produced and financed by MCA Inc.'s Universal Cartoon Studios. The show's season ended in the third quarter of 1996. Revenues associated with the domestic barter sales of the Richie Rich animated series accounted for $74,000. Richie Rich premiered in September 1996 and airs weekly in syndication throughout the country. There were no such revenues in 1995. In January 1996, Warner Bros., which produced the Richie Rich motion picture, exercised its right for the theatrical motion picture sequel to Richie Rich and paid the Company $200,000. There were no comparable revenues for 1995. Casper animation license fees were $130,000 and

$330,000 in 1996 and 1995 respectively. The decrease in revenues is due to fewer shows being produced in the period. The balance of 1996 revenues consist of residuals from the Casper and Friends animated series. The balance of 1995 revenues consist of residuals from the Casper and Friends animated series and Richie Rich cartoon royalties from Hanna-Barbera.

Cost of Sales - Merchandising costs of sales were $669,000 and $1,027,000 in 1996 and 1995, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the period.

Costs of sales relating to filmed entertainment revenues were $1,329,000 and $1,373,000 in 1996 and 1995, respectively. As a percentage of net filmed entertainment revenues, cost of sales were 25% and 49% in 1996 and 1995, respectively. The decrease in costs of sales as a percentage of revenues is due to there being no cost of sales associated with the MCA domestic television license or Richie Rich theatrical license fee. The Company paid $550,000 in connection with the Saban direct-to-video agreement of which $350,000 was paid to officers of the Company as a producer's fee.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $2,643,000 and $2,009,000 for 1996 and 1995, respectively, an increase of $634,000. The increase in SG&A is due to an increase in legal expenses related to the Company's litigation.

Depreciation and Amortization - Depreciation expense was $39,000 and $46,000 in 1996 and 1995, respectively. Amortization of the film library was $443,000 and $521,000 in 1996 and 1995, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $38,000 in 1996 and $32,000 in 1995. Amortization of goodwill was $97,000 in both 1996 and 1995.

Other Income - Other income, primarily interest income, was $292,000 and $167,000 in 1996 and 1995, respectively. The increase in other income was due to higher cash balances for the period, which generated increased interest income.

Income Taxes - Provision for income taxes was $1,216,000 and $612,000 in 1996 and 1995, respectively. The increase in the provision for income taxes is due to the Company's increased profitability.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net cash provided by operating activities was $4,504,000 and $641,000 in 1996 and 1995, respectively. Cash generated from operations was primarily due to the Company producing net income for the first three quarters of 1996 and 1995 and proceeds from the collection of receivables.

The Company's long-term accounts receivables are attributable to the portion of merchandising activity with payment terms greater than one year. The Company believes that obligors liable on all receivables are of good quality and that the allowance for doubtful accounts at September 30, 1996 in the amount of $628,000 is adequate. The Company continually reevaluates its receivables to reassess its allowance for bad debts.

In April of 1996, the Company entered into an agreement with a third party to produce 13 animated Richie Rich shorts. The total cost of production is projected to be $1,920,000. The Company has paid $1,388,000 of that total as of September 30, 1996 and will fund the balance with its working capital.

The Company has a $2,500,000 revolving credit facility (the "Revolving Facility") with City National Bank, which expires in May 1997. Interest on advances made under the Revolving Facility accrues at 1% above the prime rate as reported by the lender. The credit agreement obligates the Company to maintain a minimum net worth and current ratio and disallows the payment of dividends. The Company has not drawn on this facility. The Revolving Facility is secured by substantially all of the assets of the Company.

OTHER INFORMATION

Item 1 -  1.  Fleischer/Betty Boop Litigation.  On November 13, 1995, the
              Company filed an action against Fleischer Studios, Inc. and Stanley Handman for breach of contract, fraud, an accounting and copyright infringement in connection with the copyright to "Betty Boop." In the action, the Company seeks rescission of the agreement by which the Company transferred its rights in "Betty Boop" to Fleischer or alternatively to recover its 10% participation in the exploitation of "Betty Boop" from 1980 to the present pursuant to an earlier agreement. Defendants have answered denying the material allegations of the complaint and Fleischer filed an amended counterclaim against the Company for breach of the implied covenant of good faith and fair dealing and declaratory relief. Discovery is ongoing. Defendants have filed a summary judgment motion with respect to the Company's claims. The Company cannot at this time predict the outcome of this litigation with any certainty.

          1. Franklin Litigation. In September 1994, the Company filed suit against Jeffrey Franklin, a former director, and certain related entities alleging various claims in connection with an agency agreement between the Company and Franklin. In addition, the Company has alleged that Franklin wrongfully usurped corporate opportunities belonging to the Company. The Company filed a related claim against Franklin's business partner Stephen Waterman in May, 1996. Franklin has denied the Company's allegations and has caused an entity he controls, ATI Equities to file a cross-complaint against the Company and certain present and former directors alleging, among other things, breach of contract. The litigation is still in the discovery stages and the Company cannot at this time predict the outcome of this litigation with any certainty.

          2. Shareholder Litigation. On August 4, 1995, certain shareholders of the Company filed a class-action complaint against the Company. As of November 7, 1996, an Order of Dismissal was pending signature by the Court. The Company believes that such order will be signed shortly.

          3. Brown Litigation. On July 24, 1995, Gregory Brown filed a lawsuit against the Company. On or about November 15, 1995, the District Court granted the Company's motion to dismiss Brown's complaint in full and subsequently awarded the Company nearly $70,000 of its attorneys' fees and costs. Brown filed an appeal with respect to the Court's decision. On or about August 19, 1996, the Court of Appeal for the Ninth Circuit dismissed Brown's appeal.


Items 2 through 4 are omitted as not applicable.

Item 5   -   Other Information
              None

Item 6(a)-   None

Item 6(b)-   Report on Form 8-K
              None

                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE HARVEY ENTERTAINMENT COMPANY
                    AND SUBSIDIARY (Registrant)


November 13, 1996      /s/Jeffrey A. Montgomery
                       -------------------------------------
                       Jeffrey A. Montgomery
                       President and Chief Executive Officer


November 13, 1996      /s/Gregory M. Yulish
                       -------------------------------------
                       Gregory M. Yulish
                       Executive Vice President and
                       Chief Financial Officer