Form 10KSB
period 1996-12-31
HARVEY ENTERTAINMENT CO
filed 1997-03-31
CIK 904350

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ----------

                                  FORM 10-KSB

[x]                  ANNUAL REPORT UNDER SECTION 13 OR
                            15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1996

[ ]                TRANSITION REPORT UNDER SECTION 13 OR
                            15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 0-23000

                        THE HARVEY ENTERTAINMENT COMPANY
                 (Name of Small Business Issuer in its charter)

          CALIFORNIA                                    95-4217605
 (State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

1999 AVENUE OF THE STARS, SUITE 2050, LOS ANGELES, CALIFORNIA    90067
(Address of Principal Executive Offices)                       (Zip Code)

        Registrant's Telephone Number, Including Area Code: 310/789-1990

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days:
Yes [x]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB: [ ]

         State issuer's revenue for its most recent fiscal year:  $9,168,000

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 12, 1997, a date within the past 60 days, is: $16,533,825.

         State the number of shares outstanding of each of issuer's classes of common equity, as of March 13, 1997: 3,598,900.

         Transitional Small Business Disclosure Format: Yes: [ ] No: [x]



================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

         The Harvey Entertainment Company (the "Company") owns and exploits a substantial library of classic animated characters and other intellectual property assets.

         The Company was formed in 1989 by Jeffrey A. Montgomery to acquire Harvey Comics, Inc. ("Harvey"). Harvey, now a wholly owned subsidiary of the Company, was founded in 1939 and acquired or developed a number of widely recognized characters associated with the golden age of comic books. Harvey's assets include:

         - The Harvey Classic Characters, a roster of many recognizable and well-known trademarked characters in the entertainment industry, including Casper, the Friendly Ghost, Fatso, Stinkie and Stretch (the Ghostly Trio), Richie Rich, Baby Huey, Wendy, the Good Little Witch and Hot Stuff, as well as Little Audrey, Little Lotta, Little Dot, Herman and Katnip, Stumbo the Giant, and Buzzy the Funny Crow. (All characters referred to in this 10-K and annual report are the copyrighted and trademarked property of Harvey Comics, Inc., a wholly owned subsidiary of The Harvey Entertainment Company.)

         - The Harvey Classic Film Library, a film library (exclusive of the original musical score) consisting of 274 six- to eight- minute fully animated color cartoon shorts, including 248 which were originally produced and theatrically released by Paramount Pictures during the 1950s, 13 Baby Huey and 13 Richie Rich shorts which were produced in 1994 and 1996 respectively. (In 1990 and 1991, the Company made a substantial investment in the conversion of its 248 older cartoon shorts from analog to digital format, including color restoration, re-dubbing and re-scoring.)

         - The Harvey Classic Comic Book Library, a comic book film library which features the Harvey Classic Characters from which approximately 1,875 32-page comic books can be produced (of which approximately 1,100 feature the most popular Harvey Classic Characters). The rights to publish these comic books have been licensed to The Marvel Entertainment Group, Inc. ("Marvel") until June 2000.

         The Company's principal executive offices are located at 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067; its phone number is
(310) 789-1990.

                      RECENT DEVELOPMENTS FOR THE COMPANY

DIRECT-TO-VIDEO:

         "CASPER, A SPIRITED BEGINNING":   The Company and Saban Entertainment
announced in May 1996 that they had agreed to co-produce a feature length live action direct-to-video based on the Company's Casper character. Twentieth Century Fox Home Entertainment will serve as the exclusive worldwide home video distributor and Saban Entertainment will handle worldwide ancillary sales such as television, cable, and pay- per-view for the new feature. Principal photography on the "Casper, A Spirited Beginning" home video feature was completed in January 1997 and the film is scheduled for home video release in Fall 1997.

         "RICHIE RICH DIRECT-TO-VIDEO": In May 1996, the Company and Saban Entertainment agreed to co-produce a feature length live action direct-to-video based on Richie Rich. Warner Home Video will serve as the exclusive worldwide home video distributor and Saban Entertainment will be responsible for worldwide ancillary sales such as television, cable, and pay-per-view. The "Richie Rich Direct-to-Video" video is tentatively scheduled for release in 1998. See "Business" for more details on the Company's direct-to-video agreements.

         The Company will not bear the production or marketing costs of either of these video productions.

TELEVISION PRODUCTION:

         "CASPER": In February 1997 The Fox Kids Network ordered 26 additional episodes of the all new "Casper" animated series, bringing the total of new episodes to 52. The 26 new episodes will be co-produced by Universal Studios Inc. (formerly known as MCA Inc.) and the Company, and 100% financed by Universal Television. The Company receives a license fee for each episode produced and shares in a percentage of the profits, if any, from the exploitation of the animated series.

         "RICHIE RICH": In 1996, the Company produced and self financed 13 Richie Rich 7 minute animated shorts that were packaged with 26 existing animated shorts from the Harvey Classic film library to create a total of 13 half hour episodes for weekly television syndication for the 1996-1997 season. The "Richie Rich" series is currently available to over 80% of the nation's households and is distributed by Claster Television. The Company has not chosen a foreign distributor for the "Richie Rich" animated series, but plans to do so in 1997.

MERCHANDISING:

         In April 1996, Universal Studios' right to act as the Company's exclusive merchandising agent for its characters lapsed. Since that time, the Company and Universal Studios have been negotiating the terms of a continuing merchandising relationship. In January 1997, the Company and Universal Studios tentatively agreed upon a new short-term merchandising agreement wherein the Company, with certain exceptions, will serve as the exclusive merchandising agent for the Company's characters, including Casper. The new merchandising agreement between the Company and Universal Studios calls for, among other things, the Company to (i) hire a minimum of four additional staff members to support Casper merchandising and (ii) use its best efforts to maximize revenues from Casper merchandising. (The Company and Universal Studios are continuing to negotiate a long-term merchandising relationship in the context of a more global agreement between them.)

         MASTER TOY LICENSEE: In February 1997, the Company entered into a master toy license with Trendmasters for Casper and has an agreement in principle covering Richie Rich and Baby Huey toys. The agreements call for, among other things, Trendmasters to produce and release a minimum number of toys based on Casper over the next 18 months.

OTHER MATTERS:

         NEW STAFF. The Company has recently hired a Vice President of Consumer Products and a Vice President of Creative Affairs to oversee the Company's merchandising division and the development of the Company's characters. The Company has also hired a Director of Sales, Director of Creative Affairs, Director of Finance Administration and two additional assistants. The new personnel have been engaged to allow the Company to step up its active involvement in the development and merchandising of the Company's Classic Characters.

         STOCK REPURCHASE PROGRAM. In January 1997, the Company announced that its Board of Directors had authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934. The Company may, from time to time, in market transactions, purchase up to 10% of its outstanding Common Stock (approximately 380,000 shares). Through March 13, 1997, the Company has repurchased 42,700 shares at an average price of $7.46 per share. There is no assurance that a material number of shares will be purchased pursuant to the repurchase program.

         LITIGATION SETTLEMENT. On November 13, 1995, the Company filed an action against Fleischer Studios, Inc. and Stanley Handman for breach of contract, fraud, accounting and copyright infringement in connection with the copyright to Betty Boop. In the action, the Company sought, among other things, to obtain a 10% participation in the exploitation of Betty Boop from 1980 to the present pursuant to an alleged earlier agreement, and sought rescission of the agreement by which the Company allegedly transferred its rights in Betty Boop to Fleischer. In December

1996, the Company and Fleischer settled the action with the payment by Fleischer to the Company of $375,000. In exchange, the Company gave up any rights it may have had to the character.

                                    BUSINESS

         The Company derives its revenues primarily from filmed entertainment and merchandising. The Company formerly was engaged in comic book publishing, but phased out its unprofitable publishing operations in 1994 after entering into a five-year agreement with Marvel pursuant to which Marvel publishes, distributes and licenses comic books based upon the Harvey Classic Characters. In 1996 and 1995, operating revenues were divided among these sources as follows:

                                                            1996             1995
                                                            ----             ----
Filmed Entertainment                                         64%             39%
Merchandising                                                36%             61%

Total                                                       100%            100%
                                                            ===             ===

BUSINESS STRATEGY.

         The Company is attempting to capitalize on the success of its recently reintroduced classic characters, Casper and Richie Rich, through exploitation of new products utilizing the characters, enhancements and additions, in home video, live action or animated television productions and in emerging markets such as pay-per-view, interactive media and location-based entertainment centers. Also, the Company has started an in-house creative affairs and merchandising department to creatively redevelop and commercially relaunch other select Harvey Calssic Characters. There can be no assurance that the Company and its characters will be able to penetrate any of these markets successfully or that, in the event that the Company does enter one or more of these markets, it will be able to compete successfully or generate profits.

FILMED ENTERTAINMENT.

DIRECT-TO-VIDEO (HOME VIDEO):

         Based on the success of the Walt Disney Company and Universal Studios with family fare direct-to-videos based on theatrical motion pictures, the Company believes the direct-to-video business is an attractive and emerging market in which to capitalize on the theatrical and home video success of the Company's recent filmed entertainment projects featuring Casper and Richie Rich. The Company also hopes to use direct-to-videos as a tool to reintroduce its other Classic Characters to children of all ages.

         "CASPER, A SPIRITED BEGINNING": In May 1996, the Company and Saban Entertainment entered into an agreement to co-produce one feature length live action direct-to-video feature based on the Company's Casper character. Twentieth Century Fox Home Entertainment will serve as the exclusive worldwide home video distributor and Saban Entertainment will handle worldwide ancillary sales such as television, cable and pay-per- view. "Casper, A Spirited Beginning" video feature completed principal photography in January 1997 and is scheduled for home video release in Fall 1997. The Company will not bear any of the production costs of this feature.

         The agreement for "Casper, A Spirited Beginning" provides for a nonrefundable $3.3 million advance payable to the Company (which amount was received in June 1996) recoverable only from the Company's share of 50% of the profits. The Company's 50% profit participation, if any, is payable after Saban Entertainment recovers the $3.3 million advance, and all production, marketing, and third-party out-of-pocket distribution costs have been recouped. There is no distribution fee on the "Casper, A Spirited Beginning" home video release. The agreement provides for a seven (7) year distribution term for Saban Entertainment and Twentieth Century Fox Home Entertainment, which may be extended to 10 years under certain circumstances, after which all distribution and ownership rights will revert to the Company without any further obligation to Saban Entertainment or Twentieth Century Fox Home Entertainment.

         The Company has also begun development on a second live action Casper feature length direct-to-video film that will introduce Casper's girlfriend, Wendy, the Good Little Witch, targeted for a fall 1998 release, and a live action direct-to-video film spin-off starring Wendy, the Good Little Witch targeted for release in 1999. (There is no assurance that these films will be produced or released and, if released, that they will be successful.)

         "RICHIE RICH DIRECT-TO-VIDEO": In May 1996, the Company and Saban Entertainment agreed to co-produce one feature- length live action "Richie Rich Direct-to-Video." Warner Home Video will serve as the exclusive worldwide home video distributor and Saban Entertainment will handle worldwide ancillary sales such as television, cable, and pay-per-view. The "Richie Rich Direct-to-Video" film is tentatively scheduled for video release in 1998. The agreement for "Richie Rich Direct-to-Video" does not require that the Company bear production expenses, and allows the Company to share in 50% of the profits, if any, after Saban Entertainment recovers its marketing, production and out-of-pocket distribution costs plus a twenty-five percent (25%) distribution fee. (The Company did not receive an advance for the "Richie Rich Direct-to- Video"
feature.)   Saban Entertainment will retain distribution rights in perpetuity for the first "Richie Rich Direct-to-Video."

         The Company is currently developing a second Richie Rich direct-to-video feature targeted for release in 1999. There can be no assurance that this feature will be produced or completed, or if completed, that it will be successful.

         The Company believes that additional Harvey Classic Characters may be exploited in the direct-to-video market in the future, but there can be no assurance that any direct-to-video features will be completed and released or that, if released, such features will be successful.

TELEVISION:

         Harvey Classic Film Library. The Company owns the Harvey Classic Film Library, which consists of approximately 274 six- to eight- minute color cartoon shorts, of which 248 were originally created in the 1950's for theatrical exhibition. The Harvey Classic Film Library was restored, digitized, re-dubbed and re-scored by the Company in 1990 and 1991. As part of the restoration process, the Company created 65 30- minute episodes from the original 248 shorts and entitled them "Casper and Friends." The Company has the right to use the original musical score to the original 248 shorts in the Harvey Classic Film Library, but ownership to that music was retained by Paramount Pictures. Paramount receives music performance royalties when the cartoons are shown publicly utilizing the original score. The writers and publisher of the music receive performance royalties from BMI, which collects such royalties from broadcasters. In 1994 and 1996, the Company added to its animated film library 13 animated shorts for both Baby Huey and Richie Rich.

         HIT Entertainment ("HIT") distributes the Harvey Classic Film Library internationally, including "Casper and Friends," "Casper Classics" and "The Baby Huey Show." The library is currently being broadcast in approximately 55 countries worldwide. Exhibitors generally remit film licensing receipts to the distributor who remits such receipts to the Company, net of distribution fees included in cost of sales. The Company's distribution agreement with HIT expires in December 1997 and HIT and the Company are discussing extending the distribution term. In the event the Company and HIT do not renew the distribution agreement, the Company believes that it can replace HIT with a new distributor.

         New Television Production. In 1995 and 1996, Universal Studios and the Company produced 26 thirty-minute all new animated episodes of "Casper," which began airing on the Fox Kid's Network in February 1996. In February 1997, Universal Studios and the Company received an order from Fox Kids Network for an additional 26 thirty-minute episodes of Casper for a total of 52 animated episodes. All 52 animated "Casper" episodes have or will be financed by Universal Studios. For each episode produced, the Company receives a fixed license fee and is entitled to share in a percentage of the profits, if any.

          Additionally, in 1996 the Company produced an animated television series featuring Richie Rich. The new series, distributed by Claster Television, is available to over 80% of the nation's households in Fall 1996 in first run syndication. The series was not renewed for first-run syndication television for the 1997-1998 broadcast season in the United States.

         "The Baby Huey Show," a weekly syndicated cartoon series which debuted in September 1994, is currently broadcast in over 30 foreign countries. It will not be aired in the United States for the 1996-1997 television season.
The Company is currently developing a live action series concept for Baby Huey. However, there can be no assurance that any new episodes will be produced.

THEATRICAL LICENSING:

         Motion pictures featuring Casper, the Friendly Ghost and Richie Rich were released in May 1995 and December 1994, respectively. To date, Universal Studios' "Casper" and Warner Bros.' "Richie Rich" have generated reported worldwide box office receipts in excess of $280 million and $80 million, respectively. The Company received certain character movie licensing fees and merchandising participations for both features, but did not participate in box office receipts, nor has it received revenues from its defined profit participations, and there is no assurance it will receive any profit shares in the future.

         In January 1996, Warner Bros., which produced the film "Richie Rich," exercised its rights to produce a theatrical motion picture sequel to "Richie Rich." Warner's exclusive rights with respect to the sequel extend to the earlier of two years after the date of release of the sequel, or January 29, 2000.

         The Company and Universal Studios are in discussions concerning a live action theatrical sequel to the 1995 "Casper" feature film. However, there can be no assurance that this feature will be produced or completed, or if completed, that it will be successful.

MERCHANDISING.

         In April 1996, Universal Studios' exclusive merchandising agency with the Company terminated. Since April 1996, the Company and Universal Studios have been negotiating new terms for a continuing merchandising relationship.
In January 1997, the Company and Universal Studios tentatively agreed to a new short-term merchandising relationship wherein the Company will serve as the exclusive merchandising agent for all of its characters, including Casper (except with respect to certain future theatrical releases). The new merchandising relationship between the Company and Universal Studios calls for, among other things, the Company to hire a minimum of four additional staff members to support the Casper merchandising program. In November 1996, the Company hired a Vice President of Consumer Products to oversee the division. He has hired a Director of Sales, Director of Business Administration, Director of Creative Affairs and two assistants. The new merchandising division will be available to exploit all of the Company's other Classic Characters as well as Casper. The Company anticipates investing a material portion of its available capital in this merchandising division, although no assurances can be given the Company will be successful or profitable in merchandising its Characters.

         The Company and Universal Studios are currently negotiating a permanent merchandising relationship in the context of a more global agreement between them.

         If Universal Studios and the Company do not enter into a permanent merchandising relationship, the Company believes Universal Studios' rights to Casper will be limited to the right to merchandise "Casper" the animated series for two and one-half years after the last animated "Casper" episode is produced by Universal Studios, and that Universal Studios will also be entitled to certain other merchandising rights if a sequel to Universal Studios' "Casper" feature is ever produced.

COMIC BOOK PUBLISHING.

         In 1994, the Company and Marvel entered into an agreement (the "Marvel Agreement") pursuant to which Marvel publishes, distributes and licenses, on an exclusive basis, comic books and magazines based upon the Harvey Classic Characters. The Marvel Agreement remains in effect until June 30, 2000 and, if not terminated by either party, is to be automatically renewed for successive one-year periods. In addition, Marvel may extend the Marvel Agreement for an additional three years in the event it has not paid the Company at least $2 million during the initial term. The Marvel Agreement provides for a minimum royalty of $1,000,000 during the initial term and $600,000 over the extended term, if any. Under the Marvel Agreement, the Company receives varying royalties based on Marvel's revenues, which royalties are offset against the minimum payments. The Company has retained reasonable approval rights over the plots and pencil sketches of comic books Marvel proposes to publish based on the Company's Harvey Classic Characters. The Company accounts for revenues received under the Marvel Agreement as merchandising revenues. Marvel filed for bankruptcy reorganization in December, 1996. The Company is uncertain as to the effect of Marvel's bankruptcy on the Company's business, but does not believe the Marvel bankruptcy will have a material impact. Receivables from Marvel (which have been discounted to net present value, using a discount rate of 10% per annum) totaled $479,000 at December 31, 1996.

INTELLECTUAL PROPERTY ASSETS.

         The Company's principal assets are its copyright and trademark rights in its proprietary Harvey Classic Characters, including Casper, the Friendly Ghost, Fatso, Stinkie and Stretch (the Ghostly Trio), Richie Rich, Baby Huey, Wendy, the Good Little Witch, Little Audrey, Herman and Katnip, Little Lotta, Little Dot, Buzzy the Funny Crow, Stumbo the Giant and Hot Stuff. In addition, the Company possesses copyrights to approximately 1,875 32-page comic books published between approximately 1955 and 1993 and the copyrights to the film shorts in its Harvey Classic Film Library. The Company has applied for and received copyright and trademark protection in the United States and copyright protection in certain foreign countries which are parties to the Berne Convention on many, but not all, of its publications, the film shorts in the Harvey Classic Film Library and the Harvey Classic Characters. The Company attempts to vigorously protect against infringements on the rights it holds to its proprietary characters and publications.

         Substantially all of the United States copyrights on the Company's cartoon shorts and comic books were acquired under the Copyright Act of 1909 (the "1909 Act"). Under the 1909 Act, copyrights were granted for an initial term of 28 years and a renewal term of 28 years. Under the Copyright Act of 1976 (the "1976 Act"), copyright protection for existing and new copyrights was extended for a total term of 75 years from the date of initial publication. Therefore, for Company works published prior to the effective date of the 1976 Act, the terms of the Company's copyrights have been extended to 75 years from the dates of initial publication of the underlying works. Substantially all of the most important Harvey Classic Characters are protected in the United States by United States trademarks which run for a period of 10 years, and which may be renewed for an indefinite number of additional 10 year periods upon a showing of continued use. While many countries have intellectual property laws that protect United States holders of such property, others do not, and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in foreign jurisdictions.

         The Copyright registrations for seven cartoon shorts and a limited number of comic books were not renewed by prior management and such registrations have expired. By virtue of the expiration of the copyrights in a limited number of original cartoon shorts and comic books, the Company's rights to the sole and exclusive use of those cartoons and comic books is unclear.

         From time to time, claims have been asserted against the Company alleging that the Casper character may have fallen into the public domain and thus can be freely used and exploited by anyone. However, the Company believes that any such claims are meritless and that the Company's exclusive rights to Casper are adequately protected by law.

COMPETITION.

         Management believes its principal competitors are The Walt Disney Company, Fox Kids Worldwide, Warner Bros., and Nickelodeon. These competing companies are all much larger and better financed than the Company.

EMPLOYEES.

         The Company employs 17 persons on its full-time staff. For the Company's filmed entertainment productions, in those instances where the Company oversees and bears the costs of production, the Company hires independent contractors or production facilities for creative work on an as-needed basis. None of the Company's employees are represented by a union and the Company believes relations with its employees are good.

                     FACTORS WHICH MAY AFFECT FUTURE RESULTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

         SUCCESS OF EXPANSION STRATEGY. The exploitation of the Company's Harvey Classic Characters and related ancillary rights through the development of new products and entry into emerging markets is a principal element of the Company's growth strategy. Certain of these products, such as direct-to-video and merchandising, are new to the Company and there can be no assurance that the Company will be able to develop new products successfully or compete effectively in new markets. In addition, there is no assurance that the Harvey Classic Characters will enjoy sustained popularity such that the Company can recover any of its upfront production and other development costs. As a result, there is substantial risk that the Company will be unable to implement successfully its expansion strategy.

         NEW MERCHANDISING ACTIVITIES. In the past, the Company has relied upon Universal Studios for substantially all merchandising of the Harvey Classic Characters. Universal Studios' right to act as the Company's exclusive merchandising agent terminated in April 1996 and the Company is now handling merchandising for its Classic Characters itself. There is no assurance that the Company, despite its additions to staff and related overhead, will be able to promote and compete in the merchandising marketplace effectively. To the extent the Company performs merchandising functions internally, there is no assurance that its merchandising revenues will increase or be sustained at current levels or be sufficient to defray its additional new costs associated with its merchandising efforts.

         NATURE OF THE ENTERTAINMENT INDUSTRY. The television, merchandising, motion picture and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a trademarked or copyrighted character, television show, video production or motion picture depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Although many of the Company's characters have been in existence for more than 40 years, all are not currently popular and there is no assurance that they will, despite the Company's increased efforts and expenditures, become popular, or that those that are will continue to be popular. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. In addition, there can be no assurance that the Company's projects, if commercially successful initially, will remain commercially successful or be promoted effectively and/or renewed by third-party agents or distributors.

         RELIANCE ON MAJOR DISTRIBUTORS. The commercial success of a television show, motion picture or video production may depend upon, among other things, promotion by a distributor. Historically, the Company has relied on two distributors for domestic and foreign syndication of its television programming. Although Management believes these distributors could be replaced if necessary, a termination of the Company's relationship with these distributors could materially adversely affect the Company's results.

         COMPETITION IN MERCHANDISING AND ANIMATION. Competition is intense in merchandising and the animation industry in which the Company is engaged. Management believes that the Company is in competition with major entertainment companies, as well as with numerous smaller entertainment companies and other leisure time activities, for the consumer entertainment dollar. Management believes that the Company's principal competitor is The Walt Disney Company, which has far greater resources and distribution capabilities than the Company. There can be no assurance that the Company will produce and market its products successfully or that its merchandising and filmed entertainment projects will generate any profits.

         FLUCTUATIONS IN QUARTERLY AND YEARLY OPERATING RESULTS. The Company's quarterly and yearly operating results may fluctuate in part due to the manner in which the Company is required to record revenue from film licensing and merchandising agreements. Although film licensing and merchandising agreements typically grant rights for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions are met. Additionally, possible fluctuations in quarterly and yearly operating results may arise due to the Company's timing in entering into merchandising and film licensing agreements. For example, merchandising revenues with respect to a particular character tend to be concentrated around the period of initial release of a filmed entertainment project featuring such character. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily an accurate indication of future performance.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts and abilities of its senior management, particularly Jeffrey A. Montgomery, the Company's Chief Executive Officer and Gregory M. Yulish, its Executive Vice President and Chief Financial Officer. The Company maintains a $2,000,000 "keyman" life insurance policy on Mr. Montgomery. The loss of any of the Company's key executives could have an adverse effect on the business and prospects of the Company.

         UNISSUED PREFERRED STOCK; SHARES ELIGIBLE FOR FUTURE SALE. The Board of Directors without further action by the holders of Common Stock may issue up to 3,000,000 shares of preferred stock, no par value (the "Preferred Stock") in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences and conversion rights, and the description of and number of shares constituting any wholly unissued series of Preferred Stock. No shares of Preferred Stock presently are outstanding. The issuance of Preferred Stock shares under certain circumstances could have the effect of delaying or preventing a change of control or other corporate action and may dilute the interests of the holders of Common Stock. In addition, sales of Common Stock in the public market could adversely affect the market price of the Company's shares. Options granted under the Company's stock option plans, registration rights granted to certain individuals and shares of previously restricted Common Stock are all eligible for sale in the public market, subject, in some cases, to certain restrictions.


ITEM 2.  PROPERTIES

         The Company leases approximately 7,237 square feet (gross) of office space in Century City (Los Angeles) pursuant to a five (5) year lease entered into in August 1996. The Company also leases approximately 9,000 square feet (gross) of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has subleased approximately 6,000 square feet of this space to an unaffiliated person through January 31, 2001, and subleases approximately 3,000 square feet to a Universal Studios' subsidiary for $7,000 per month. The Company is presently in discussions with Universal Studios about converting the month-to-month sublease into a longer term arrangement. The Company's principal business address is 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067.

ITEM 3.  LEGAL PROCEEDINGS

THE HARVEY ENTERTAINMENT COMPANY V. JEFFREY FRANKLIN ET AL. AND STEVE WATERMAN

         On September 30, 1994, the Company filed suit in the Superior Court of the State of California for the County of Los Angeles against Jeffrey Franklin, Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc. alleging breach of fiduciary duty, intentional interference with prospective economic advantage, breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, fraud, intentional misrepresentation, unfair competition and constructive trust. The Company filed a related claim against Franklin's business partner Stephen Waterman in May, 1996. Jeffrey Franklin is a former member of the Company's Board of Directors who, along with his company ATI Equities and his partner Steve Waterman, entered into an agreement (the "Contract") requiring Franklin et al. to act as the Company's exclusive agent with regard to the presentation of motion picture, television, video and music projects by the Company to potential buyers, distributors, financiers, investors and other parties. Pursuant to the Contract, Franklin was to consult with the Company regarding the negotiation of any agreements in the above-mentioned areas. Franklin/Waterman Entertainment, Inc. is a corporation closely related to Franklin and Waterman.

         In this action, the Company has alleged among other things that Franklin (while acting as a director and agent of the Company), ATI and Waterman conspired to wrongfully usurp corporate business opportunities for themselves and for Franklin/Waterman which rightfully belonged to the Company, and misrepresented to the Company the facts surrounding the transactions. The Company has sued for constructive trust to recover the profits the defendants made from those wrongful acts, and for compensatory and punitive damages in an amount exceeding $1,000,000.

         On December 13, 1994, several months after a $50 million fraud judgment (including punitive damages) was awarded against Franklin and Waterman in Los Angeles Superior Court, Franklin and Waterman filed for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Central District of California, Northern Division, Case No. 94-15283. The automatic stay has been lifted against Jeffrey Franklin and Steve Waterman.

         Discovery has recently been completed. The Company believes that the eventual outcome of the Franklin and Waterman actions will not have a material effect on the financial position of the Company. However, given the uncertainties of litigation, no assurances can be given as to the final outcome of this action or its effect.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICES

         The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol HRVY. Prior to December 5, 1994, the Company's Common Stock traded on The Nasdaq Stock Market's SmallCap Market.
The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the Company's Common Stock.

                                                                                   High             Low
                                                                                   ----             ---
      Fiscal year ended December 31, 1994:
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       $14.00            $9.50
             Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .        11.00             8.25
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .        14.00            10.00
             Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .        19.50            11.75
      Fiscal year ended December 31, 1995:
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       $18.25           $13.75
             Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .        17.75             6.50
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .        15.00             7.50
             Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .        12.50             6.25
      Fiscal year ended December 31, 1996
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       $10.00            $6.25
             Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .        12.00             6.75
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .         9.63             6.50
             Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .         9.13             5.25
      Fiscal year ended December 31, 1997:
             First Quarter through March 21, 1997 . . . . . . . . . . . . .        $8.50            $5.63

HOLDERS

         As of February 28, 1997, there were approximately 183 holders of record of the Company's Common Stock.

DIVIDENDS

         To date, the Company has never paid cash dividends on its Common Stock, and provisions in the Company's Revolving Credit Facility prohibit the payment of dividends. The Board of Directors expects that the Company will continue to retain any future earnings for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES.

         In January 1997, the Company issued two warrants to purchase Common Stock. The first, for a total of 50,000 shares of the Company's Common Stock, was issued to Arnhold and S. Bleichroeder, Inc. as compensation for investor relations and other related services. Of the 50,000 shares, options for 25,000 shares vested immediately for services to the Company in 1997 and may be exercised at any time through January 16, 2002. The second option, for 25,000 shares, will only vest if the Company requests that Arnhold and S. Bleichroeder perform similar services for calendar year 1998 and, in such case, the option will be available for exercise through January 16, 2003. The second option for a total of 50,000 shares was issued to Michael Doherty, an advisor to the Company and former employee of Arnhold and S. Bleichroeder, on similar terms. Both warrants were issued in reliance on the private placement exemption of
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

INTRODUCTION

         The Company conducts its operations through its wholly-owned subsidiary, Harvey Comics, Inc. The Company was formed by Jeffrey A. Montgomery in 1989 and acquired Harvey that year from the families of its founders.

         The Company's revenues are derived from two principal sources: (i) Merchandising and (ii) Filmed Entertainment. The Company no longer publishes comic books.

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                        1996                   1995
                                                                        ----                   ----
Filmed Entertainment Revenues . . . . . . . . . . . . . . . . . .      $5,824,000            $3,544,000
Merchandising Revenues  . . . . . . . . . . . . . . . . . . . . .       3,344,000             5,554,000
                                                                        ---------             ---------
Operating Revenues  . . . . . . . . . . . . . . . . . . . . . . .       9,168,000             9,098,000
                                                                        ---------             ---------
Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . . .       2,492,000             3,244,000
Selling, General & Administrative Expenses  . . . . . . . . . . .       4,008,000             3,722,000
Interest, Depreciation and Amortization . . . . . . . . . . . . .         806,000               828,000
                                                                        ---------             ---------
Income from Operations  . . . . . . . . . . . . . . . . . . . . .       1,862,000             1,304,000
Other Income  . . . . . . . . . . . . . . . . . . . . . . . . . .         377,000               234,000
                                                                        ---------             ---------
Income before Provision for Income Taxes  . . . . . . . . . . . .       2,239,000            1,538,0000
Provision for Income Taxes  . . . . . . . . . . . . . . . . . . .         972,000               685,000
                                                                        ---------             ---------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,267,000              $853,000
                                                                        =========             =========
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . . .           $0.33                 $0.21
                                                                        =========             =========

RESULTS OF OPERATIONS

         Fiscal Year 1996 Compared to Fiscal Year 1995

         The Company's net operating revenues in the 1996 and 1995 were $9,168,000 and $9,098,000, respectively, an increase of $70,000. The increase in revenues from 1995 to 1996 includes an increase of $2,280,000 in filmed entertainment revenues and a decrease of $2,210,000 in merchandising revenues.

REVENUES

         Net filmed entertainment revenues were $5,824,000 and $3,544,000 in 1996 and 1995, respectively, an increase of $2,280,000. The increase in filmed entertainment revenues was primarily due to the Company entering into an agreement with Saban Entertainment to co-produce two feature length, live action direct-to-video films based on the Company's Casper and Richie Rich characters. For "Casper," the Company received a $3,300,000 nonrefundable advance from Saban Entertainment against 50% of net receipts after production, marketing and third-party out-of-pocket distribution expenses are recouped. There were no such revenues in 1995. Also contributing to the increase in revenues was the distribution agreement entered into with MCA Television Ltd. wherein MCA obtained the exclusive license to distribute for television broadcast through June 1998, 56 episodes of "Casper and Friends" in the United States. The Company was paid a minimum nonrefundable guarantee of $840,000 for the license. There were no such revenues in the 1995 comparable period. Foreign broadcast license revenues from the Harvey Classic Film Library and "The Baby Huey Show" accounted for $819,000 in 1996 and $2,029,000 in 1995, a decrease of $1,210,000 or 60%. The decrease is due to fewer licenses being sold to third parties in 1996 versus 1995. Although foreign broadcasting licenses are generally granted for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis. Revenues associated with the domestic barter sales of "The Baby Huey Show" accounted for $101,000 in 1996 and $696,000 in 1995. The decrease in revenues is due to the Company receiving 100% of the revenues from "The Baby Huey Show" in 1995 versus 25% in 1996. A portion of the 1996 "Baby Huey Show," 13 7-minute "Baby Huey Shorts," was 100% financed by Universal Studios and therefore the Company, which had no capital at risk, received a lower participation. "The Baby Huey Show's" United States season ended in the third quarter of 1996. The animated series "Richie Rich" premiered in September 1996 and airs weekly in syndication. It is potentially available to over 80% of the nation's households. Revenues associated with the domestic barter sales of the "Richie Rich" animated series accounted for $430,000 in 1996. There were no such revenues in 1995. In January 1996, Warner Bros., which produced the "Richie Rich" motion picture, exercised its right for the theatrical motion picture sequel to "Richie Rich" and paid the Company $200,000. There were no comparable revenues for 1995. Animation license fees for the "Casper" series, which is being financed by Universal Studios and airs on the Fox Kids Network, were $130,000 and $780,000 in 1996 and 1995, respectively. The decrease in revenues is due to fewer shows being produced in the later period. The balance of 1996 revenues consist of residuals from the "Casper and Friends" animated series. The balance of 1995 revenues consist of residuals from the "Casper and Friends" animated series and "Richie Rich" cartoon royalties from Hanna-Barbera.

         Net merchandising revenues were $3,344,000 and $5,554,000 in 1996 and 1995, respectively, a decrease of $2,210,000. The decrease in merchandising revenue was due to a decline in licensees for the worldwide merchandising program for Casper. The reason for the decline in licensees is primarily due to the transition of merchandising for Casper from Universal Studios to the Company and to the drop off in licensing fees after the release of the "Casper" theatrical feature. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. A number of the licensees participating in the Company's worldwide Casper merchandising program have generated revenues which exceed minimum guaranteed amounts, which has and will result in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or any other merchandising revenues because the ongoing success of the merchandising program is in part dependent upon anticipated enhancements to the attractiveness and marketability of the Harvey Classic Characters. In addition, there can be no assurance that merchandising revenues will increase or continue at the same level in the future because many of the Casper licenses entered into in connection with the initial release of the "Casper" motion picture have expired, and it is not known whether or how many of such licenses will be renewed.

COST OF SALES

         Costs of sales relating to filmed entertainment revenues were $1,660,000 and $1,520,000 in 1996 and 1995, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity for the year. As a percentage of net filmed entertainment revenues, cost of sales were 29% and 43% in 1996 and 1995, respectively. The decrease in costs of sales as a percentage of revenues is due to there being no cost of sales associated with the MCA domestic television license of "Casper and Friends" or "Richie Rich" theatrical license fee. Costs associated with the Saban Entertainment direct-to-video agreement were $550,000, of which amount $350,000 was paid to officers of the Company as a producer's fee.

         Merchandising costs of sales were $832,000 and $1,724,000 in 1996 and 1995, respectively. As a percentage of net merchandising revenues, cost of sales were 25% and 31% in 1996 and 1995, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the year. The decrease in costs of sales as a percentage of revenues is due to lower fees associated with revenues derived from non-theatrical Casper licenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (SG&A) were $4,008,000 and $3,722,000 for 1996 and 1995, respectively, an increase of $286,000. The increase in SG&A is due to an increase in legal expenses related to the

Company's litigation and the hiring of additional employees in fall 1996. As a percentage of net operating revenues, SG&A was 44% and 41% for 1996 and 1995, respectively.

DEPRECIATION AND AMORTIZATION

         Depreciation expense was $53,000 and $61,000 in 1996 and 1995, respectively. Amortization of the film library was $558,000 and $580,000 in 1996 and 1995, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $51,000 in 1996 and $44,000 in 1995. Amortization of goodwill was $130,000 in both 1996 and 1995.

INTEREST EXPENSE

         Interest expense was $14,000 and $13,000 in 1996 and 1995, respectively. Interest expense in 1996 and 1995 was due to annual loan fees on the Company's line of credit. See "Liquidity and Capital Resources."

OTHER INCOME

         Other income, primarily interest income, was $377,000 and $234,000 in 1996 and 1995, respectively. The increase in other income was due to higher cash balances for the period, which generated increased interest income on the Company's short-term investments.

INCOME TAXES

         Provision for income taxes was $972,000 and $685,000 in 1996 and 1995, respectively. The increase in the provision for income taxes is due to the Company's increased profitability in 1996 versus 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $3,899,000 and $1,594,000 in 1996 and 1995, respectively. Cash generated from operations was primarily due to the increase in net income for the year and proceeds from the collection of receivables.

         The Company believes that obligors liable on all receivables are of good quality and that the allowance for doubtful accounts at December 31, 1996 in the amount of $573,000 is adequate. The Company continually reevaluates its receivables to reassess its allowance for bad debts. The Company does not believe the bankruptcy of Marvel will have an adverse effect on its ability to collect funds due under its comic book publishing arrangement.

         Net cash (used in) provided by investing activities was $(2,265,000) and $1,337,000 in 1996 and 1995, respectively. The decrease in cash flows from investing activities is primarily attributed to the Company's investment of $1,872,000 in the production of 13 "Richie Rich" animated shorts in 1996.
There were no such charges in 1995.

         Net cash provided by financing activities was $56,000 and $831,000 in 1996 and 1995, respectively. The 1995 and 1996 cash flows were the result of proceeds from the exercise of stock options. The Company did not draw on its bank credit facility in 1996 or in 1995.

         The Company has a $2,500,000 revolving credit facility (the "Revolving Facility") with City National Bank, which expires on June 1, 1997. Interest on advances made under the Revolving Facility accrues at 1% above the prime rate as reported by the lender. The Company has not drawn on this facility. The Revolving Facility is secured by substantially all of the assets of the Company.

         The Revolving Facility prohibits the payment of dividends or other distributions by Harvey to the Company, the guaranty by Harvey of Company obligations, the grant of additional liens or security interests by Harvey, the sale of assets or the making of loans or other advances by Harvey (including loans to the Company), or the incurrence of new indebtedness for borrowed money by Harvey. In addition, as amended, the Revolving Facility prohibits Harvey from
(i) permitting its net worth to fall below $12,000,000 as of the end of any fiscal quarter, (ii) permitting its current ratio to be less than 1.5 to 1.0, or (iii) permitting its ratio of indebtedness to net worth to be greater than
 .65 to 1.0.

INFLATION AND SEASONALITY

         Inflation has not been material to the Company during the past four years.

ITEM 7.  FINANCIAL STATEMENTS

         [Pages F-1 through F-16 follow.]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

[PART III FOLLOWS PAGE F-16, AT PAGE 16.]

ITEM 7.  FINANCIAL STATEMENTS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                               PAGE
INDEPENDENT AUDITORS' REPORT                                                    F-2


CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31,
   1996 AND 1995:

   Consolidated Balance Sheets                                                F-3 to F-4

   Consolidated Statements of  Income                                           F-5

   Consolidated Statements of Stockholders' Equity                              F-6

   Consolidated Statements of Cash Flows                                      F-7 to F-8

   Notes to Consolidated Financial Statements                                 F-9 to F-16

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  The Harvey Entertainment Company
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of The Harvey Entertainment Company and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Harvey Entertainment Company and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
February 14, 1997

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                           1996          1995
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 6,057,000  $ 4,367,000
  Accounts receivable, net (Note 2)                            2,342,000    3,465,000
  Prepaid expenses and other current assets                      226,000      171,000
  Prepaid income taxes                                           620,000
  Note receivable - officer/stockholder (Note 8)                              128,000
                                                             -----------  -----------
          Total current assets                                 9,245,000    8,131,000


LONG-TERM ACCOUNTS RECEIVABLE (Note 2)                           410,000      642,000

FILM LIBRARY, Net of accumulated amortization of $2,853,000
   and $2,295,000 in 1996 and 1995, respectively              10,106,000    8,656,000

FURNITURE AND EQUIPMENT, Net of accumulated depreciation
  of $260,000 and $207,000 in 1996 and 1995, respectively        277,000      170,000

GOODWILL, Net of accumulated amortization of $963,000 and
  $833,000 in 1996 and 1995, respectively                      1,633,000    1,762,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $160,000 and $181,000 in 1996 and
  1995, respectively                                             503,000      374,000

OTHER ASSETS                                                     130,000       87,000
                                                             -----------  -----------
TOTAL (Note 4)                                               $22,304,000  $19,822,000
                                                             ===========  ===========




See notes to consolidated financial statements.                      (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1996           1995
                                                                                     ------------   ------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Notes 8 and 9)                              $  1,075,000   $    789,000
  Income taxes payable (Note 3)                                                                           87,000
                                                                                     ------------   ------------
          Total current liabilities                                                     1,075,000        876,000

DEFERRED INCOME TAXES (Note 3)                                                          2,610,000      1,724,000

ACCRUED RENT (Note 5)                                                                     137,000         63,000
                                                                                     ------------   ------------
          Total liabilities                                                             3,822,000      2,663,000
                                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; authorized, 3,000,000 shares; none issued (Note 6)
  Common stock, no par value; 10,000,000 common shares authorized; 3,642,000
    shares issued and outstanding in 1996 and 3,630,000 in 1995 (Notes 6 and 7)        18,900,000     18,844,000
  Accumulated deficit                                                                    (418,000)    (1,685,000)
                                                                                     ------------   ------------

          Total stockholders' equity                                                   18,482,000     17,159,000
                                                                                     ------------   ------------

TOTAL                                                                                $ 22,304,000   $ 19,822,000
                                                                                     ============   ============



See notes to consolidated financial statements.                      (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                          1996       1995
OPERATING REVENUES (Note 2):
  Filmed entertainment                                                $5,824,000  $3,544,000
  Merchandising                                                        3,344,000   5,554,000
                                                                      ----------  ----------

           Total operating revenues                                    9,168,000   9,098,000
                                                                      ----------  ----------
OPERATING EXPENSES:
  Cost of sales (Note 2)                                               2,492,000   3,244,000

  Selling, general and administrative expenses (Notes 5, 8 and 9)      4,008,000   3,722,000
  Amortization of film library, goodwill, trademarks and copyrights,
    and other                                                            739,000     754,000
  Depreciation                                                            53,000      61,000
  Interest expense (Note 4)                                               14,000      13,000
                                                                      ----------  ----------

           Total operating expenses                                    7,306,000   7,794,000
                                                                      ----------  ----------

INCOME FROM OPERATIONS                                                 1,862,000   1,304,000

OTHER INCOME (Note 8)                                                    377,000     234,000
                                                                      ----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                               2,239,000   1,538,000


PROVISION FOR INCOME TAXES (Note 3)                                      972,000     685,000
                                                                      ----------  ----------

NET INCOME                                                            $1,267,000  $  853,000
                                                                      ==========  ==========

WEIGHTED AVERAGE COMMON SHARES AND COMMON
  SHARE EQUIVALENTS OUTSTANDING                                        3,882,000   4,005,000
                                                                      ==========  ==========

NET INCOME PER SHARE                                                  $     0.33  $     0.21
                                                                      ==========  ==========




See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY YEARS
ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                               COMMON STOCK
                                         ------------------------  ACCUMULATED
                                          SHARES       AMOUNT        DEFICIT          TOTAL
BALANCE, JANUARY 1, 1995                 3,536,000  $ 17,895,000   $(2,538,000)   $15,357,000

  Exercise of stock options and
    warrants, including tax benefit
    (Notes 3 and 7)                         94,000       949,000                      949,000

  Net income                                                           853,000        853,000
                                         ---------    ----------    -----------    ----------
BALANCE, DECEMBER 31, 1995               3,630,000    18,844,000    (1,685,000)    17,159,000

  Exercise of stock options (Note 7)        12,000        56,000                       56,000

  Net income                                                         1,267,000      1,267,000
                                         ---------    ----------    -----------    ----------
BALANCE, DECEMBER 31, 1996               3,642,000  $ 18,900,000  $   (418,000)  $ 18,482,000
                                         =========    ==========    ===========    ==========





See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,267,000   $   853,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                    53,000        61,000
    Amortization of film library, goodwill, trademarks and
      copyrights, and other                                        739,000       754,000
    Write-off of deferred offering costs                                         315,000
    Loss on sublease                                                             112,000
    Deferred income taxes                                          886,000       561,000
    Changes in operating assets and liabilities:
      Accounts receivable                                        1,355,000    (1,063,000)
      Prepaid expenses and other current assets                    (55,000)      (77,000)
      Prepaid income taxes                                        (620,000)
      Deferred offering costs                                                   (242,000)
      Accounts payable and accrued expenses                        287,000       277,000
      Accrued rent                                                  74,000       (44,000)
      Income taxes payable                                         (87,000)       87,000
                                                               -----------   -----------

          Net cash provided by operating activities              3,899,000     1,594,000
                                                               -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sale of marketable securities                                            1,435,000
  Purchase of furniture and equipment                             (160,000)      (90,000)
  Investments in trademarks and copyrights and film library     (2,175,000)      (87,000)
  (Increase) decrease in other assets                              (58,000)       79,000
  Proceeds from notes receivable - officer/stockholder             128,000
                                                               -----------   -----------

          Net cash (used in) provided by investing activities   (2,265,000)    1,337,000
                                                               -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
 Proceeds from exercise of stock options                            56,000       831,000
                                                               -----------   -----------


See notes to consolidated financial statements.                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                            1996        1995
NET INCREASE IN CASH AND CASH EQUIVALENTS               $1,690,000    $3,762,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             4,367,000       605,000
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $6,057,000    $4,367,000
                                                        ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid during the year
  for:
    Interest                                            $   14,000    $   13,000
    Income taxes                                        $  797,000        42,000



See notes to consolidated financial statements.                      (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - The Harvey Entertainment Company is incorporated in the state of California and is primarily engaged in filmed entertainment production and merchandise licensing of its classic characters.

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Harvey Entertainment Company and its wholly owned subsidiary, Harvey Comics, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of all financial instruments, other than long-term receivables, are representative of their fair values due to their short-term maturities. The carrying values of long-term accounts receivable are considered to approximate their fair values because the interest rates used to discount these instruments are comparable to current rates offered to the Company.

      CASH AND CASH EQUIVALENTS - The Company considers investments with original maturities of 90 days or less to be cash equivalents.

      FILM LIBRARY - The film library (which is recorded at the lower of cost or estimated net realizable value) is amortized using the individual film forecast method in accordance with SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The individual film forecast method amortizes costs in the ratio that the current year's revenues bear to management's estimate of total remaining ultimate gross film revenues from all sources. Such estimates are revised periodically, and losses, if any, are provided for in full.

      Based upon the Company's estimates of future gross revenues at December 31, 1996, approximately 18% of the unamortized film library will be amortized during the three-year period ending December 31, 1999. In addition, the Company estimates that approximately 60% of the unamortized film library will be amortized over the next 15 years. Because of the inherent uncertainties in estimating the remaining ultimate gross film revenues, it is at least reasonably possible that the Company's estimates of amortization will change in the near term.

      FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost and are depreciated using the straight-line method over three- to five-year estimated lives.

      GOODWILL - Goodwill is amortized on a straight-line basis over 20 years. The Company periodically reviews the recoverability of goodwill to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill. If the undiscounted future cash flows are less than the carrying value, a write-down would be recorded measured by the amount of the difference.

      REVENUE RECOGNITION - The majority of the Company's licensing agreements for merchandising and filmed entertainment call for nonrefundable guaranteed fees, which are recognized when the license period begins, provided certain conditions have been met. Additional merchandising and film licensing revenues are recognized when earned based on royalty statements.

      CONCENTRATION OF CREDIT RISK - The Company's trade receivables result primarily from licensing agreements for merchandising and the animation film library, throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon the merchandising and filmed entertainment industries.

      NET INCOME PER SHARE - Net income per share is computed based on the weighted average shares and common share equivalents outstanding during the period.

2.    SIGNIFICANT DISTRIBUTORS AND EXPORT SALES

      Accounts receivable consist of the following:


                                                      1996               1995
Accounts receivable:
  Domestic                                        $ 1,302,000       $ 2,573,000
  Foreign                                           2,023,000         2,156,000
                                                  -----------       -----------
                                                    3,325,000         4,729,000
Allowance for doubtful accounts                      (573,000)         (622,000)
                                                  -----------       -----------
                                                    2,752,000         4,107,000
Long-term portion                                    (410,000)         (642,000)
                                                  -----------       -----------
                                                  $ 2,342,000       $ 3,465,000
                                                  ===========       ===========


      In April 1996, Universal Studios, Inc.'s ("Universal," formerly MCA, Inc.) right to act as the Company's exclusive merchandising agent lapsed. In January 1997, the Company and Universal tentatively agreed upon a new merchandising agreement whereby the Company will serve as the exclusive merchandising agent for the Company's characters. Universal currently owns approximately 9% of the Company's common stock.

      Through April 1996, Universal acted as the Company's worldwide agent for all merchandise licensing other than comic books. In such capacity, Universal was entitled to recoup a certain amount of documented expenses and retain a distribution fee based upon the amount of revenues derived from the merchandising agreements. Merchandising revenues earned under this agreement totaled $2,858,000 and $5,105,000 in 1996 and 1995, respectively. In connection with this agreement, the Company has receivables under merchandising licenses of $1,177,000 and $2,406,000 at December 31, 1996 and 1995, respectively. Long-term receivables have been discounted to their net present value, using discount rates of between 9% and 10% per annum.

      In 1995, the Company entered into an agreement with Universal whereby Universal produced 13 animated shorts featuring the Company's "Baby Huey" character. In connection with this agreement, the Company recognized $87,000 in revenue in 1995. In addition, the Company recognized $970,000 and $780,000 of revenue in connection with separate agreements with Universal for license fees related to the production and distribution of the "Casper" animated series and from its classic film library in 1996 and 1995, respectively. Receivables under these agreements totaled $128,000 at December 31, 1995.

      In 1996, the Company sold to an unrelated party the rights for direct to video productions for two films featuring its characters. Minimum nonrefundable guarantees received in 1996 totaled $3,300,000, which have been recognized as income. In January 1996, Warner Bros., Inc., which produced the "Richie Rich" motion picture, exercised its right for the theatrical motion picture sequel to "Richie Rich" and paid the Company $200,000.

      The Company has entered into a contract with a foreign distributor, which expires in November 1997, to license its film product. Sales through this distributor were $819,000 and $2,029,000 for the years ended December 31, 1996 and 1995, respectively. Cash receipts from film licensing are remitted by the exhibitors to the distributor, who, in turn, remits these receipts to the Company, net of distribution fees, which are included in cost of sales. At December 31, 1996 and 1995, accounts receivable under this distribution contract totaled $643,000 and $987,000, respectively.

      The Company entered into agreements with a barter sales agent whereby the agent sold domestically the commercial time the Company was entitled to receive on two syndicated animated television series featuring the Company's characters. Under the terms of the agreements, the agent received commissions on all proceeds from advertising sales (net of advertising agency commissions). The agent and advertising agency commissions are included in cost of sales. Sales through this agent were $531,000 and $608,000 for the years ended December 31, 1996 and 1995, respectively. Accounts receivable from the sale of this commercial time totaled $321,000 and $126,000 at December 31, 1996 and 1995, respectively.

      The Company entered into an agreement with Marvel Entertainment Group, Inc. ("Marvel"), effective July 25, 1994, whereby Marvel would exclusively publish and distribute comic books in the United States based upon the Company's characters. The agreement remains in effect until June 30, 2000 and will automatically renew for successive one-year periods until either party gives written notice of termination. Marvel guarantees that the Company will receive a minimum of $200,000 each year of the agreement (up to a maximum guarantee of $1,000,000) against a royalty based upon the net sales of comic books by Marvel. All revenues related to the agreement were recognized in 1994. Receivables from Marvel (which have been discounted to their net present value using a discount rate of 10% per annum) totaled $479,000 and $642,000 at December 31, 1996 and 1995, respectively. Marvel filed for bankruptcy reorganization in December 1996. The Company is uncertain as to the effect of Marvel's bankruptcy on the Company's business but does not believe that the Marvel bankruptcy will have a material impact on the Company's financial statements.

      Export sales by geographic area for the years ended December 31, 1996 and 1995 are as follows:



                                                     1996                 1995
Asia                                            $  144,000            $  883,000
Canada                                             179,000               117,000
Europe                                           1,309,000             3,141,000
Other                                              360,000               591,000
                                                ----------            ----------
                                                $1,992,000            $4,732,000
                                                ==========            ==========


3.    INCOME TAXES

      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. In connection with the acquisition of Harvey Comics, Inc. during 1989, the income tax basis of the assets acquired remained at the pre-acquisition value. As a result, all amortization of the acquired film library and trademarks and copyrights is not deductible for income tax purposes, resulting in the deferred income tax liability. The liability has been reduced by approximately $228,000 to give effect to the benefit resulting from net operating loss carryforwards.

      For income tax purposes, the Company has available approximately $650,000 in federal net operating loss carryforwards that expire in 2004 through 2009.

      The provision for income taxes for the years ended December 31, 1996 and 1995 consists of the following:



                                                             1996         1995
Current                                                    $ 86,000     $124,000
                                                           --------     --------
Deferred                                                    886,000      443,000
Amounts related to exercise of stock options                             118,000
                                                           --------     --------

Total deferred                                              886,000      561,000
                                                           --------     --------

Provision for income taxes                                 $972,000     $685,000
                                                           ========     ========


      The income tax benefits resulting from the exercise of stock options have been reflected as an addition to stockholders' equity.

      Income tax computed at the statutory federal income tax rate (35%) and the provision for income taxes in the financial statements for the years ended December 31, 1996 and 1995 differ as follows:



                                                              1996       1995
Provision computed at the statutory rate                     $784,000   $539,000
State income taxes, net of federal income tax benefit         143,000    101,000
Amortization of goodwill                                       45,000     45,000
                                                             --------   --------

Provision for income taxes                                   $972,000   $685,000
                                                             ========   ========




4.    DEBT

      The Company has a revolving loan and security agreement that allows maximum borrowings of up to $2,500,000 and expires on June 1, 1997. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the lenders' prime rate plus 1% per annum (9.25% at December 31, 1996). The agreement is subject to certain requirements, including, but not limited to, the maintenance of minimum net worth, current ratio and indebtedness to net worth, and also disallows the payment of dividends. At December 31, 1996, the Company was in compliance with these covenants. No amounts were outstanding under this line of credit at December 31, 1996 and 1995.

5.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company is committed under operating leases to minimum rental payments (exclusive of real estate taxes and maintenance, net of sublease income) through 2004 as follows:


YEAR ENDING                         GROSS            SUBLEASE
DECEMBER 31,                       RENTALS            INCOME               NET
1997                            $  581,000         $  257,000         $  324,000
1998                               593,000            261,000            332,000
1999                               605,000            246,000            359,000
2000                               618,000            171,000            447,000
2001                               513,000             14,000            499,000
Thereafter                         742,000                               742,000
                                ----------         ----------         ----------
                                $3,652,000         $  949,000         $2,703,000
                                ----------         ----------         ----------


      The effective annual rent expense for the Company is the total rent to be paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent amount paid and the effective rent recognized for financial statement purposes is reported as accrued rent.

      Rent expense charged to operations was $216,000 and $233,000 for the years ended December 31, 1996 and 1995, respectively. Rent expense is net of sublease income of $162,000 and $50,000 in 1996 and 1995, respectively.

      EMPLOYMENT AGREEMENTS - In 1995, the Company entered into employment contracts with its Chairman/Chief Executive Officer and Chief Financial Officer that require periodic payments aggregating $450,000 per year through April 1998. In addition, as part of the employment agreements, the officers were issued options to purchase 150,000 shares of the Company's common stock under the 1993 Stock Option Plan (see Note 7) and will be issued additional options in April 1997 for 75,000 shares.

      In 1996, the Company entered into employment contracts with two other employees. The Company is committed to salaries under these contracts of $254,000 in 1997 and $201,000 in 1998.

      LITIGATION - The Company v. Franklin et. al. On September 30, 1994, the Company filed a claim against a former member of the Board of Directors and his affiliates (see Note 8) for damages arising from breach of fiduciary duty, fraud and breach of contract, and seeks to recover the former board member's profits from the wrongful acts, plus compensatory and punitive damages. On November 15, 1994, an answer and cross-complaint was filed against the Company for breach of contract and other breaches. The former board member seeks $1.5 million in compensatory damage, an accounting from the Company based on claims of breach of contract and breach of implied covenant of good faith and fair dealing, and punitive damages. On December 13, 1994, the former board member filed for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy Code. The automatic stay has been lifted pursuant to a stipulated order of the Bankruptcy Court. Discovery has been ongoing in these actions but is not yet completed. Management of the Company believes that the former board member's claims are without merit.

      Management of the Company believes that the eventual outcome of this case will not have a material effect on the financial position of the Company; however, it is at least reasonably possible that the final outcome of this action will have a material effect on the Company, although the amount cannot be estimated.

      The Company v. Fleischer Studios, Inc. et. al. In November 1995, the Company filed an action against Fleischer Studios, Inc. and an individual for breach of contract, fraud, and accounting and copyright infringement in connection with the copyright to the character "Betty Boop." In an agreement reached in 1996, the Company will receive $375,000 in settlement of such claims, and the Company gave up all future rights to the character.

6.    PREFERRED STOCK

      The Company is authorized to issue 3,000,000 shares of $1 par value preferred stock. The Board of Directors, without further action by the holders of the common stock, may fix or alter the rights, preferences, privileges and restrictions of the preferred stock.

7.    STOCK OPTIONS AND WARRANTS

      1993 AND 1994 STOCK OPTION PLANS - Under the Company's 1993 Stock Option Plan, the Company granted options to purchase 400,000 shares of common stock to officers and employees. In 1994, the Company adopted the 1994 Stock Option Plan, under which the Company can grant options to purchase 200,000 shares of common stock. The Company has discretion, subject to the terms of the Plans, to select the persons entitled to receive options, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares, and the number of shares subject thereto.

      Options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock shall be at an exercise price no less than 110% of fair market value on the date of grant. The exercise price in the case of options granted to all other persons must be at least equal to the fair market value of the common stock as of the date of grant.

      SPECIAL STOCK OPTION PLAN OF 1993 - The Special Stock Option Plan of 1993 (the "Plan") compensated three executives for their agreement to reduce previously agreed-upon compensation. The Plan provided for the grant of options to these executives to purchase 200,000 shares and may also provide options to other employees in similar circumstances. The exercise price for the options is $4.40 per share, 110% of the fair market value at the date of grant. The options became exercisable in January 1994, after commencement of principal photography of a motion picture based on a character licensed from the Company, and expire in January 1999.

      STOCK OPTION PLAN OF 1997 - In December 1996, the Board of Directors authorized (subject to stockholder approval) the 1997 Stock Option Plan, which provides for the granting of up to 300,000 shares to employees, directors and certain other third parties.

      Transactions under the plans during 1996 and 1995 were as follows:




                                                 1993 SPECIAL
                                          1993      STOCK        1994      OPTION PRICE
                                          PLAN    OPTION PLAN    PLAN       PER SHARE

Options outstanding, January 1, 1995     372,000    180,000      5,000  $4.00 - $7.25
Options granted                                                164,000  $        7.25
Options exercised                        (13,000)   (18,000)            $4.00 - $7.25
Options canceled                          (1,000)                       $        7.50
                                        --------   --------   --------
Options outstanding, December 31, 1995   358,000    162,000    169,000  $4.00 - $7.25
Options granted                           20,000                19,000           7.25
Options exercised                        (12,000)                                7.25
Options canceled                         (32,000)               (1,000)          7.25
                                        --------   --------   --------
Options outstanding, December 31, 1996   334,000    162,000    187,000  $4.00 - $7.25
                                        ========   ========   ========  =============




      In December 1996, the Board of Directors authorized that all options outstanding with an exercise price in excess of $7.25 be repriced to $7.25 per share. The new exercise price was in excess of the trading price of the Company's common stock.

      At December 31, 1996, 30,000 and 12,000 shares were available for grant under the 1993 Plan and the 1994 Plan, respectively. At December 31, 1996, 194,000, 162,000 and 80,000 options were exercisable under the 1993 Plan, the Special Stock Option Plan of 1993, and the 1994 Plan, respectively. No options has been granted under the 1997 Plan.

      STOCK REPURCHASE PROGRAM - In January 1997, the Board of Directors authorized (subject to stockholder approval) a stock repurchase program whereby the Company may, from time to time, in market transactions, purchase up to $10% of its outstanding common stock. Through February 14, 1997, the Company has repurchased 35,000 shares.

      OTHER - In connection with a terminated consulting agreement (see Note 8), the Company granted an option during 1990 to a corporation owned by a former member of the Board of Directors to purchase 99,000 shares of common stock of the Company at 70% of the fair market value at the time such option is exercised, subject to certain conditions as specified in the consulting agreement. The Company has previously recognized the expense related to this option.

      WARRANTS - In connection with a public offering in 1993, the underwriters received warrants to acquire 120,000 shares of the Company's common stock for 145% of the offering price ($10.88 per share). During 1995, warrants were exercised for 63,000 shares of common stock.

      In February 1994, the Company issued warrants to purchase 100,000 shares of its common stock at $13.48 per share (110% of the average closing price of the Company's common stock on the ten days preceding the agreement date) to a producer of a motion picture featuring one of the Company's characters. The warrant expires five years from the date of grant.

      In January 1997, the Company issued warrants to purchase 100,000 shares of its common stock at $10.00 per share to advisors of the Company. The warrants vest 50% upon date of grant and 50% one year from the date of grant, but only if the Company requests the advisors to perform services for 1998. The warrants expire five years from the date of vesting.

8.    RELATED PARTIES

      Through July 1993, the Company had a month-to-month consulting agreement with a corporation owned by a former member of the Board of Directors of the Company (see Note 5) whereby the Company paid a $5,000 per month retainer against a fee equal to 10% of the gross margin, as defined, of designated transactions. In addition, the related corporation receives certain compensation when Universal develops motion pictures featuring certain characters owned by the Company. The Company expensed $100,000 for the year ended December 31, 1993 under this agreement, which is included in accounts payable and accrued expenses at December 31, 1996 and 1995.

      Another corporation owned by this former member of the Board of Directors is the music publisher for certain films owned by the Company. The Company will also share in future music publishing income, if any, generated by these films. To date, no material income has been generated from music publishing.

      Note receivable consisted of a loan to the Company's Chairman/Chief Executive Officer, collateralized by a deed of trust. This note was repaid in 1996. Interest income on this note totaled $10,000 for each of the years ended December 31, 1996 and 1995.

9.    PROFIT-SHARING PLAN

      The profit-sharing plan covers substantially all employees with over one year of service with the Company. Contributions under the profit-sharing plan are at the discretion of the Company and are limited to 15% of eligible employee compensation. The profit-sharing plan expense totaled $76,000 and $59,000 in 1996 and 1995, respectively, and is included in accounts payable and accrued expenses.




                                     ******

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


ITEM 10.         EXECUTIVE COMPENSATION


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders presently scheduled to be held on June 2, 1997. The called for by Items 9-12 above will be included in such definitive Proxy Statement under the captions "Election of Directors," "Management and Directors," "Executive Compensation and Other Remuneration," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," which are hereby incorporated herein by reference.


ITEM 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K

      EXHIBIT
      NUMBER              DESCRIPTION

         3.1 Second Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of Company's Registration Statement No. 33-63363-LA)

         3.2 First Amendment to Second Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement No. 33-63363-LA)

         3.3 Second Restated and Amended Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.3 of Company's Registration Statement No. 33-63363-LA)

         3.4 First Amendment to Second Restated and Amended Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 of Company's Registration Statement No. 33-63363-LA)

         4 Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company's Registration Statement No. 33-63363-LA)

         10.1 Registration Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.11 of Company's Registration Statement No. 33-63363-LA)

         10.2 Shareholders Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.12 of Company's Registration Statement No. 33-63363-LA)

         10.3 Memorandum of Distribution Agreement, dated as of December 7, 1990, by and among the Company, Harvey and MCA (portions of which have been filed under a confidentiality request)

                 (incorporated herein by reference to Exhibit 10.13 of Company's Registration Statement No. 33-63363-LA)


         10.4 Employment Agreement, effective as of July 10, 1989, between Jeffrey A. Montgomery and the Company (incorporated herein by reference to Exhibit 10.14 of Company's Registration Statement No. 33-63363-LA)

         10.5 Amendment to Employment Agreement, effective April 1, 1993, between Jeffrey A. Montgomery and the Company (incorporated herein by reference to Exhibit 10.15 of Company's Registration Statement No. 33-63363-LA)

         10.6 Employment Agreement, effective as of April 1, 1993, between Gregory M. Yulish and the Company (incorporated herein by reference to Exhibit 10.17 of Company's Registration Statement No. 33-63363-LA)

         10.7 Syndication Agreement, dated as of November 28, 1990, by and among Claster Television, Inc. and Harvey (incorporated herein by reference to Exhibit 10.23 of Company's Registration Statement No. 33-63363-LA)

         10.8 License Agreement, dated as of March 1, 1990, by and among HIT Communications Plc. and Harvey (incorporated herein by reference to Exhibit 10.24 of Company's Registration Statement No. 33-63363-LA)

         10.9 Distribution Acquisition Agreement, dated as of March 15, 1992, by and among MCA Home Video, Inc. and Harvey (portions of which have been filed under a confidentiality request) (incorporated herein by reference to Exhibit 10.25 of Company's Registration Statement No. 33-63363-LA)

         10.10 Publishing Agent Agreement, dated as of July 1, 1990, and Amendment, dated as of June 1992, by and among Marvel Entertainment Group, Inc. and Harvey (incorporated herein by reference to Exhibit 10.27 of Company's Registration Statement No. 33-63363-LA)

         10.11 Agreement, dated as of September 1, 1990, between ATI Enterprises and the Company (incorporated herein by reference to Exhibit 10.39 of Company's Registration Statement No. 33-63363-LA)

         10.12 Agreement, dated as of December 19, 1991, between Stallion Music, Inc. and Harvey (incorporated herein by reference to Exhibit 10.40 of Company's Registration Statement No. 33-63363-LA)

         10.13 1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company's Registration Statement No. 33-63363-LA)

         10.14 Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit
                 10.42 of Company's Registration Statement No. 33-63363-LA)

         10.15 Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration Statement No. 33-63363-LA)

         10.16 Promissory Note dated November 1, 1992 executed by Jeffrey A. Montgomery in favor of Harvey together with short form deed of trust (incorporated herein by reference to Exhibit 10.48 of Company's Registration Statement No. 33-63363-LA)

         10.17 License Agreement, dated as of March 22, 1979, between Harvey World Famous Comics Inc. and Hanna-Barbera Productions, Inc. (incorporated herein by reference to Exhibit 10.49 of Company's Registration Statement No. 33-63363-LA)

         10.18 License Agreement, dated as of January 29, 1991, between Merchandising Corporation of America, Inc. and Harvey (incorporated herein by reference to Exhibit 10.52 of Company's Registration Statement No. 33-63363-LA)

         10.19 License Agreement, dated as of October 1, 1991, and amended December 6, 1991, between MCA/Universal Merchandising, Inc. and Harvey (incorporated herein by reference to Exhibit 10.56 of Company's Registration Statement No. 33-63363-LA)

         10.20 License Agreement, dated as of January 1, 1992, between Jim Henson Productions, Inc. and Harvey (incorporated herein by reference to Exhibit 10.57 of Company's Registration Statement No. 33-63363-LA)

         10.21 License Agreement, dated as of January 9, 1992, between Turner and Harvey (incorporated herein by reference to Exhibit 10.60 of Company's Registration Statement No. 33-63363-LA)

         10.22 Distribution Contract, dated as June 1, 1990, between CINAR Films Inc. and Harvey (incorporated herein by reference to Exhibit 10.68 of Company's Registration Statement No. 33-63363-LA)

         10.23 Letter Agreement between Claster Television Incorporated and Registrant dated December 22, 1993 and amendment thereto dated January 27, 1994 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.24 September 28, 1993, Amendment to Memorandum of Distribution Agreement dated December 7, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.25 Amendment to Employment Agreement between Registrant and Gregory M. Yulish dated as of November 17, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.26 Warrant Agreement between Registrant and MCA, Inc. dated November 18, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.27 Office Lease between Registrant and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.28 Revolving Loan and Security Agreement between Registrant and City National Bank dated October 27, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.29 Publishing License Agreement between Turner Publishing, Inc. and Registrant dated as of May 26, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

         10.30 1994 Stock Option Plan (incorporated by reference to the Registrant's 1994 definitive Proxy Statement)

         10.31 Agreement dated July 25, 1994 between Marvel Entertainment Group, Inc. and the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994)

         10.32 Agreement dated September 22, 1994 between MCA, Inc. and the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994)

         10.33 Letter Agreement dated June 30, 1994 between the Company and Barry Blumberg regarding his separation and consulting services (incorporated herein by reference to Exhibit 10.80 of Company's Registration Statement No. 33-86652)

         10.34 Letter of Intent dated as of November 9, 1994 between the Company and Arnhold and S. Bleichroeder, Inc. (incorporated herein by reference to Exhibit 10.81 of Company's Registration Statement No. 33-86652)

         10.35 Letter re Sharing Agreement dated October 7, 1994 among AKAUSA Holdings Limited, Registrant and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.36 Multi-Agreement Amendment No. 2 dated as of November 1, 1994 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.37 Multi-Agreement Amendment No. 3 dated as of September 1, 1995 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.38 Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                 1995)

         10.39 Amended and Restated Employment Agreement effective as of April 17, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.40 Amended and Restated Employment Agreement effective as of April 17, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.41 Stock Option Agreement dated as of July 13, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.42 Stock Option Agreement dated as of July 13, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.43 Letter Agreement dated as of March 15, 1995 between MCA, Inc. and the Company re: Baby Huey (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.44 Agreement dated August 16, 1995 among the Company, Oppenheimer & Co. and Arnhold and S. Bleichroeder, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.45 Termination of Agreement dated January 18, 1996 among the Company, Oppenheimer & Co. and Arnhold and S. Bleichroeder, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                 1995)

         10.46 Note Extension Agreement dated December 31, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

         10.47 Casper Live Action Direct-To-Video Agreement dated May 28, 1996 between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)

         10.48 Sublease dated September 22, 1996 between MCA Records, Inc. and the Company*

         10.49 Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997*

         10.50   Warrant Agreement with Michael Doherty dated January 16, 1997*

         10.51 Richie Rich Live Action Direct-To-Video Agreement between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)*

         10.52 Summary of lease terms for the premises located at 1999 Avenue of the Stars, Los Angeles*

         10.53   Extension Agreement with City National Bank dated June 1, 1996*

         11      Computation of Earnings Per Share*

         21 List of subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)

         23.1    Consent of Deloitte & Touche LLP*

         24.1 Power of Attorney to sign Annual Report on Form 10-KSB, dated March 28, 1997, executed by Gary M. Gray*

         24.2 Power of Attorney to sign Annual Report on Form 10-KSB, dated March 28, 1997, executed by Allan R. Raphael*

         27      Financial Data Schedule

         ______________________

         * Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE HARVEY ENTERTAINMENT COMPANY
(Registrant)


Date:  March 28, 1997                        By:  /s/ Gregory M. Yulish
                                                --------------------------------
                                                  Gregory M. Yulish
                                                  Chief Financial Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                        TITLE                             DATE
         ---------                                        -----                             ----
 /s/ Jeffrey A. Montgomery                         Director and Chief                  March 28, 1997
------------------------------------------         Executive Officer
Jeffrey A. Montgomery



 /s/ Gary M. Gray*                                 Director                            March 28, 1997
-----------------------------------------
Gary M. Gray



 /s/ Allan R. Raphael*                             Director                            March 28, 1997
---------------------------------------------
Allan R. Raphael




* By signing his name hereto, Jeffrey A. Montgomery, signs this document as Chairman and Chief Executive Officer of the Company and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


By:   /s/ Jeffrey A. Montgomery
      ----------------------------------
      Jeffrey A. Montgomery
      Attorney-in-Fact