Form 10QSB
period 1997-03-31
HARVEY ENTERTAINMENT CO
filed 1997-05-12
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1997

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 0-23000

                        The Harvey Entertainment Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                   95-4217605
--------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's phone number, including area code      (310) 789-1990

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                             Outstanding at May 8, 1997
  -----                                             --------------------------
  Common                                            3,593,900

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

INDEX
--------------------------------------------------------------------------------

                                                                                                                      PAGE
PART I

   FINANCIAL INFORMATION

   Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                                                1-2

   Consolidated Statements of Operations- Three Months Ended March 31, 1997 and 1996                                   3

   Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996                                  4

   Notes to Consolidated Financial Statements                                                                          5

   Management's Discussion and Analysis of Financial Condition and Results of Operations                             6-8


PART II

   OTHER INFORMATION                                                                                               8-10

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                     MARCH 31,    DECEMBER 31,
ASSETS                                                                1997            1996
                                                                  (UNAUDITED)
                                                                  -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 4,554,000     $ 6,057,000
  Accounts receivable, net of allowance for doubtful accounts
    of $648,000 and $573,000 in 1997 and 1996, respectively         3,012,000       2,342,000
  Prepaid expenses and other current assets                           220,000         226,000
  Prepaid income taxes                                                620,000         620,000
                                                                  -----------     -----------

           Total current assets                                     8,406,000       9,245,000

LONG-TERM ACCOUNTS RECEIVABLE                                         410,000         410,000

FILM LIBRARY, Net of accumulated amortization of $2,895,000
  and $2,853,000 in 1997 and 1996, respectively                    10,205,000      10,106,000

GOODWILL, Net of accumulated amortization of $995,000
  and $963,000 in 1997 and 1996, respectively                       1,600,000       1,633,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $172,000 and $160,000 in 1997 and 1996,
  respectively                                                        552,000         503,000

FURNITURE AND EQUIPMENT, Net of accumulated
  depreciation of $387,000 and $345,000 in 1997 and 1996,
  respectively                                                        337,000         277,000

OTHER ASSETS                                                          108,000         130,000
                                                                  -----------     -----------

TOTAL                                                             $21,618,000     $22,304,000
                                                                  ===========     ===========


See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                       MARCH 31,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1997             1996
                                                                                     (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $    928,000      $  1,075,000
                                                                                    ------------      ------------

          Total current liabilities                                                      928,000         1,075,000

DEFERRED INCOME TAXES                                                                  2,505,000         2,610,000

ACCRUED RENT AND OTHER                                                                   209,000           137,000
                                                                                    ------------      ------------

          Total liabilities                                                            3,642,000         3,822,000
                                                                                    ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock $1 par value, authorized 3,000,000, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   3,593,900 issued and outstanding at March 31, 1997 and
   3,641,600 at December 31, 1996                                                     18,936,000        18,900,000
  Treasury stock, at cost                                                               (357,000)
  Accumulated deficit                                                                   (603,000)         (418,000)
                                                                                    ------------      ------------

          Total stockholders' equity                                                  17,976,000        18,482,000
                                                                                    ------------      ------------

TOTAL                                                                               $ 21,618,000      $ 22,304,000
                                                                                    ============      ============



See notes to consolidated financial statements.                    (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                    ----------------------------
                                                       1997              1996
                                                    -----------      -----------
OPERATING REVENUES:
  Merchandising                                     $ 1,018,000      $   825,000
  Filmed entertainment                                  763,000        1,434,000
                                                    -----------      -----------

           Net operating revenues                     1,781,000        2,259,000
                                                    -----------      -----------

OPERATING EXPENSES:
  Cost of sales                                         632,000          446,000
  Selling, general and administrative expenses        1,383,000          714,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                     88,000          336,000
  Depreciation expense                                   22,000           10,000
                                                    -----------      -----------

           Total operating expenses                   2,125,000        1,506,000
                                                    -----------      -----------

(LOSS) INCOME FROM OPERATIONS                          (344,000)         753,000

OTHER INCOME                                             56,000           72,000
                                                    -----------      -----------

(LOSS) INCOME BEFORE BENEFIT (PROVISION)
  FOR INCOME TAXES                                     (288,000)         825,000

BENEFIT (PROVISION) FOR INCOME TAXES                    105,000         (352,000)
                                                    -----------      -----------

NET (LOSS) INCOME                                   $  (183,000)     $   473,000
                                                    ===========      ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                         3,594,000        3,865,000
                                                    ===========      ===========

NET (LOSS) INCOME PER SHARE                         $     (0.05)     $      0.12
                                                    ===========      ===========




See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                               1997           1996
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $  (183,000)     $   473,000
  Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
    Depreciation                                                               22,000           10,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                                88,000          336,000
    Deferred income taxes                                                    (105,000)         330,000
    Warrant expense                                                            35,000
    Write-off of leasehold improvements                                        20,000
Changes in operating assets and liabilities:
   Accounts receivable                                                       (670,000)         875,000
   Prepaid expenses and other assets                                           28,000          (19,000)
   Accounts payable and accrued expenses                                     (147,000)          10,000
   Accrued rent and other                                                      72,000
                                                                          -----------      -----------

        Net cash (used in) provided by operating activities                  (840,000)       2,015,000
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                        (102,000)         (23,000)
  Investments in trademarks and copyrights and film library                  (204,000)         (66,000)
  Purchase of treasury stock                                                 (357,000)
                                                                          -----------      -----------

        Net cash used in investing activities                                (663,000)         (89,000)
                                                                          -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (1,503,000)       1,926,000

CASH AND CASH EQUIVALENTS, Beginning of period                              6,057,000        4,367,000
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                                  $ 4,554,000      $ 6,293,000
                                                                          ===========      ===========



 See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of The Harvey Entertainment Company and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed 1996 financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

In the opinion of the Company, the accompanying unaudited financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Results of Operations - The Company's net operating revenues in the 1997 and 1996 three month periods were $1,781,000 and $2,259,000 respectively, a decrease of $478,000. The decrease in revenues from 1996 to 1997 includes a decrease of $671,000 in filmed entertainment revenues which is offset by an increase of $193,000 in merchandising revenues.

Revenues - Net merchandising revenues were $1,018,000 and $825,000 in 1997 and 1996, respectively, an increase of $193,000. The increase in merchandising revenue was due to the efforts of the Company's newly formed, in-house licensing division, Harvey Consumer Products. The revenues generated by the new licensees for the worldwide merchandising of the Harvey Classic Characters entered into this quarter by the Company's new in-house licensing division were partly offset by a decline in licensing revenues from the "Casper" theatrical feature released in 1995. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. A number of the licensees participating in the Company's worldwide Casper merchandising program have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or merchandising revenues from any of the other Harvey Classic Characters because the ongoing success of the merchandising program is in part dependent upon the attractiveness and marketability of the Harvey Classic Characters. In addition, there can be no assurance that merchandising revenues will increase or continue at the same level in the future because many of the "Casper" movie licenses have expired, and it is not known whether or how many of such licenses will be renewed.

Net filmed entertainment revenues were $763,000 and $1,434,000 in 1997 and 1996, respectively, a decrease of $671,000. Revenues associated with the domestic barter sales of the "Richie Rich" animated series accounted for $122,000. "Richie Rich" premiered in September 1996 and airs weekly in syndication throughout the country. There were no such revenues in the first quarter of 1996. In February 1997, the Company and Universal Cartoon Studios received an order from Fox Kid's Network for an additional 26 thirty-minute episodes of "Casper" for a total of 52 animated episodes resulting in license fee revenues of $303,000 for 1997. Such revenues accounted for only $25,000 in the first quarter of 1996. The increase is due to more episodes being produced in the first quarter of 1997 than in the first quarter of 1996. All 52 animated episodes have or will be 100% financed by Universal Studios, Inc. Foreign broadcast license revenues from the Harvey Classic Film Library and "The Baby Huey Show" accounted for $38,000 in 1997 and $304,000 in 1996, a decrease of $266,000. The decrease is due to fewer licenses being sold to third parties in 1997 versus 1996. Although foreign broadcasting licenses are generally granted for a period of one to five years, all revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis. The remaining balance of 1997 revenues, or $300,000, consist of residuals from the Richie Rich cartoon series. In 1996, the Company entered into a television distribution agreement with MCA Television Ltd. for the exclusive right to broadcast 56 episodes of "Casper and Friends" in the United States for a period of two years and three months. The Company was paid a non-refundable guarantee of $840,000 in 1996 for the license. There were no such revenues for 1997. In January 1996 Warner Bros., which produced the "Richie Rich" motion picture, exercised its rights for the theatrical motion picture sequel to "Richie Rich" and paid the Company $200,000. There were no comparable revenues in 1997. Revenues associated with the domestic barter sales of "The Baby Huey Show" accounted for $65,000 in 1996. There were no such revenues in 1997.

Cost of Sales - Merchandising costs of sales were $445,000 and $240,000 in 1997 and 1996, respectively. The increase in cost of sales is due to an increase in merchandising activity for the period and royalty accruals for the Casper participation due to Universal Studios, Inc. As a percentage of merchandising revenues, cost of sales were 44% and 29% in 1997 and 1996, respectively. The increase in cost of sales percentage is due to Universal Studios, Inc.'s participation in Casper merchandise.

Costs of sales relating to filmed entertainment revenues were $187,000 and $206,000 in 1997 and 1996, respectively. The decrease in cost of sales is due to a decrease in filmed entertainment activity for the period. As a percentage of filmed entertainment revenues, cost of sales were 25% and 14% in 1997 and 1996, respectively. The increase in the cost of sales percentage is due to the low gross profit margin associated with the "Richie Rich" syndicated show and no costs associated with certain 1996 distribution agreements.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,383,000 and $714,000 for 1997 and 1996, respectively, an increase of $669,000 or 94%. As a percentage of net operating revenues, SG&A were 78% and 32% for 1997 and 1996, respectively. The increase in SG&A is due to the additional overhead expenses related to the Company's two new divisions, Harvey Consumer Products and Creative Affairs.

Depreciation and Amortization - Depreciation expense was $22,000 and $10,000 in 1997 and 1996. Amortization of the film library was $43,000 and $293,000 in 1997 and 1996, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $13,000 in 1997 and $11,000 in 1996. Amortization of goodwill was $32,000 in both 1997 and 1996.

Other Income - Other income, primarily interest income, was $56,000 and $72,000 in 1997 and 1996, respectively. The decrease in other income was due to lower cash balances for the period, which generated decreased interest income.

Income Taxes - Benefit (Provision) for income taxes was $105,000 and $(352,000) in 1997 and 1996, respectively. The benefit for income taxes is due to the pretax loss in the current period.

Liquidity and Capital Resources - Net cash (used in) provided by operating activities was $(840,000) and $2,015,000 in 1997 and 1996, respectively. The decrease in cash flows from operations was primarily due to the Company's net loss for the current period and the increase in receivables.

The Company's long-term accounts receivable are attributable to the portion of merchandising and comic book publishing activities with payment terms greater than one year. The Company believes that obligors liable on all receivables are of good quality and that the allowance for doubtful accounts at March 31, 1997 in the amount of $648,000 is adequate. The Company continually reevaluates its receivables to reassess its allowance for bad debts.

Net cash used in investing activities was $663,000 and $89,000 in 1997 and 1996, respectively. The increase in cash used in investing activities is primarily due to the Company's repurchase of 47,700 shares of its common stock for $357,000.

The Company has a $2,500,000 revolving credit facility (the "Revolving Facility") with City National Bank, which expires on June 1, 1997. Interest on advances made under the Revolving Facility accrues at 1% above the prime rate as reported by the lender. The Company has not drawn on this facility. The Revolving Facility is secured by substantially all of the assets of the Company.


OTHER INFORMATION


Item 1 - 1.    Franklin Litigation. On September 30, 1994, the Company filed suit in the Superior Court of the State of California for the County of Los Angeles against Jeffrey Franklin, Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc.
               for breach of fiduciary duty, intentional interference with prospective economic advantage, breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, fraud, intentional misrepresentation, unfair competition and constructive trust. The Company filed a related claim against Franklin's business partner Stephen Waterman in May, 1996.
               Jeffrey Franklin is a former member of the Company's Board of Directors who, along with his company ATI Equities and his partner Steve Waterman (collectively "ATI"), entered into an agreement (the "Contract") requiring ATI to act as the Company's exclusive agent with regard to the presentation of motion picture, television, video and music projects by the Company to potential buyers, distributors, financiers, investors and other parties. Pursuant to the Contract, ATI was to consult with the Company regarding the negotiation of any agreements in the above-mentioned areas. Franklin/Waterman Entertainment, Inc. is a corporation closely related to Franklin and Waterman. In this action, the Company has alleged, among other things, that Franklin (while acting as a director and agent of the Company) and ATI wrongfully usurped corporate business opportunities for Franklin and for Franklin/Waterman which rightfully belonged to the Company, and misrepresented to the Company the facts surrounding the transactions. The Company has sued for constructive trust to recover the profits the defendants made from those wrongful acts, and for compensatory and punitive damages in an amount exceeding $1,000,000. On December 13, 1994, several months after a $50 million fraud judgment (including punitive damages) was awarded against Franklin and his codefendants in Los Angeles Superior Court, Franklin filed for bankruptcy pursuant to Chapter 11 of the United States Bankruptcy
               Code in the United States District Court for the Central District of California, Northern Division, Case No. 94- 15283. The automatic stay has been lifted pursuant to a stipulated order of the Bankruptcy Court. Discovery has recently been completed and trial is set to begin on May 14, 1997. The Company believes that the eventual outcome of the Franklin and Waterman actions will not have a material effect on the financial position of the Company. However, given the uncertainties of litigation, no assurances can be given as to the final outcome of this action or its effect.

Items 2 through 4 are omitted as not applicable.

Item 5 - 1.    Merchandising.  In April 1996, Universal Studios, Inc.'s
               exclusive agency with the Company
               terminated. Since April 1996, the Company and Universal Studios,
               Inc. have been negotiating terms of a continuing merchandising relationship. In January 1997, the Company and Universal Studios,
               Inc. tentatively agreed to a new short-term merchandising relationship wherein the Company will serve as the exclusive merchandising agent for all of its characters, including Casper
               (except with respect to certain future theatrical releases). The
               Company anticipates investing a material portion of its available capital in this merchandising division, although no assurances can be given the Company will be successful or profitable in merchandising of its Characters. The Company and Universal
               Studios, Inc. are currently negotiating a permanent merchandising relationship in the context of a more global agreement between them.

               If Universal Studios, Inc. and the Company do no enter into a permanent merchandising relationship, the Company believes Universal Studios, Inc.'s only remaining merchandising rights will be to Casper and will be limited to: (i) the right to merchandise products associated with the "Casper" animated series for two and one-half years after the last animated "Casper" episode is produced by Universal Studios, Inc., and (ii) certain rights to merchandise products in connection with any "Casper" sequel theatrical feature, if one is ever produced.

Item 5 - 2.    Stock Repurchase Program.  In January 1997, the Company
               announced that its Board of Directors had authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange
               Act of 1934. The Company may, from time to time, in market transactions, purchase up to 10% of its outstanding Common Stock
               (approximately 380,000 shares). Through March 31, 1997, the
               Company has repurchased 47,700 shares at an average price of $7.49 per share. There is no assurance that a material number of shares will be purchased pursuant to the repurchase program.

Item 6 (a)-    Exhibits
               None

Item 6 (b)-    Reports on Form 8-K
               None

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               THE HARVEY ENTERTAINMENT COMPANY
               AND SUBSIDIARY (Registrant)


May 8, 1997    /s/ JEFFREY A. MONTGOMERY
               -------------------------------------
               Jeffrey A. Montgomery
               President and Chief Executive Officer


May 8, 1997    /s/ GREGORY M. YULISH
               -------------------------------------
               Gregory M. Yulish
               Executive Vice President and
               Chief Financial Officer