Form 10QSB
period 1997-06-30
HARVEY ENTERTAINMENT CO
filed 1997-08-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1997

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

1999 Avenue of the Stars, Suite 205, Los Angeles, California 90067-6055
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's phone number, including area code      (310) 789-1990
                                                --------------------------------


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

                                                   YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                            Outstanding at July 31, 1997
-----------                                        -----------------------------
  Common                                           3,593,900

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

INDEX

                                                                                               PAGE
                                                                                               ----

PART I

  FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1997 and December 31, 1996                             1-2

  Consolidated Income Statements - Three and Six Months Ended June 30, 1997 and 1996             3

  Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996                4

  Notes to Consolidated Financial Statements                                                     5

  Management's Discussion and Analysis of Financial Condition and Results of Operations        6-10


PART II

  OTHER INFORMATION                                                                             11

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                                                     June 30,
ASSETS                                                                1997          December 31,
                                                                   (Unaudited)         1996
                                                                   -----------      -----------

CURRENT ASSETS:
  Cash and cash equivalents                                        $ 5,887,000      $ 6,057,000
  Accounts receivable, net of allowance for doubtful accounts
    of $312,000 and $573,000 in 1997 and 1996, respectively          2,949,000        2,342,000
  Prepaid expenses and other current assets                            156,000          226,000
  Prepaid income taxes                                                 195,000          620,000
                                                                   -----------      -----------

           Total current assets                                      9,187,000        9,245,000

LONG-TERM ACCOUNTS RECEIVABLE                                          103,000          410,000

FILM LIBRARY, Net of accumulated amortization of $2,956,000
  and $2,853,000 in 1997 and 1996, respectively                     10,144,000       10,106,000

FURNITURE AND EQUIPMENT, Net of accumulated
  depreciation of $324,000 and $260,000 in 1997 and 1996,
  respectively                                                         477,000          277,000

GOODWILL, Net of accumulated amortization of $1,027,000
  and $963,000 in 1997 and 1996, respectively                        1,568,000        1,633,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $185,000 and $160,000 in 1997 and 1996,
  respectively                                                         558,000          503,000

OTHER ASSETS                                                           107,000          130,000
                                                                   -----------      -----------

TOTAL                                                              $22,144,000      $22,304,000
                                                                   ===========      ===========


See notes to consolidated financial statements.
                                                                     (Continued)


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                                                June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1997           December 31,
                                                              (Unaudited)            1996
                                                              ------------       ------------

CURRENT LIABILITIES -
  Accounts payable and accrued expenses                       $  1,143,000       $  1,075,000
                                                              ------------       ------------

          Total current liabilities                              1,143,000          1,075,000

DEFERRED INCOME TAXES                                            2,637,000          2,610,000

ACCRUED RENT AND OTHER                                             205,000            137,000
                                                              ------------       ------------

          Total liabilities                                      3,985,000          3,822,000
                                                              ------------       ------------

STOCKHOLDERS' EQUITY:
  Preferred stock $1 par value, authorized 3,000,000,
  none issued Common stock, no par value, 10,000,000
  shares authorized,
   3,593,900 issued and outstanding at June 30, 1997 and
   3,641,600 at December 31, 1996                               18,936,000         18,900,000
  Treasury stock, 47,700 shares at cost                           (357,000)
  Accumulated deficit                                             (420,000)          (418,000)
                                                              ------------       ------------

          Total stockholders' equity                            18,159,000         18,482,000
                                                              ------------       ------------

TOTAL                                                         $ 22,144,000       $ 22,304,000
                                                              ============       ============
See notes to consolidated financial statements.                                  (Concluded)



THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                         1997              1996               1997              1996
                                                     -----------       -----------       -----------       -----------
OPERATING REVENUES:
  Filmed entertainment                               $ 2,142,000       $ 3,522,000       $ 2,905,000       $ 4,956,000
  Merchandising                                          738,000           719,000         1,757,000         1,544,000
                                                     -----------       -----------       -----------       -----------

           Net operating revenues                      2,880,000         4,241,000         4,662,000         6,500,000
                                                     -----------       -----------       -----------       -----------

  Cost of sales                                        1,065,000           989,000         1,697,000         1,435,000
  Selling, general and administrative expenses         1,405,000         1,217,000         2,789,000         1,932,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                     107,000           119,000           195,000           456,000
  Depreciation expense                                    22,000            13,000            44,000            23,000
                                                     -----------       -----------       -----------       -----------

           Total operating expenses                    2,599,000         2,338,000         4,725,000         3,846,000
                                                     -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                            281,000         1,903,000           (63,000)        2,654,000

OTHER INCOME                                              52,000            80,000           109,000           153,000
                                                     -----------       -----------       -----------       -----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                       333,000         1,983,000            46,000         2,807,000

PROVISION FOR INCOME TAXES                              (150,000)         (826,000)          (46,000)       (1,178,000)
                                                     -----------       -----------       -----------       -----------

NET INCOME                                           $   183,000        $1,157,000       $         0       $ 1,629,000
                                                     ===========        ==========       ===========       ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                          3,954,000         3,887,000         3,594,000         3,874,000
                                                     ===========        ==========       ===========       ===========

NET INCOME PER SHARE                                 $      0.05       $      0.30       $      0.00       $      0.42
                                                     ===========        ==========       ===========       ===========


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                             1997             1996
                                                                          -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      --        $ 1,629,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               44,000           23,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                               192,000          456,000
    Deferred Income Taxes                                                      27,000          455,000
    Warrant Expense                                                            35,000             --
    Write-off of leasehold improvements                                        20,000             --
Changes in operating assets and liabilities:
  Accounts receivable                                                        (300,000)       2,022,000
  Prepaid expenses and other assets                                            93,000           53,000
  Prepaid income taxes                                                        425,000             --
  Account payable and accrued expenses                                         68,000          461,000
  Accrued rent and other                                                       68,000             --
                                                                          -----------      -----------
           Net cash provided by operating activities                          672,000        5,099,000
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                        (264,000)         (75,000)
  Investments in trademarks and copyrights and film library                  (221,000)        (742,000)
                                                                          -----------      -----------
           Net cash used in investing activities                             (485,000)        (817,000)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                            --             40,000
  Purchase of Treasury Stock                                                 (357,000)            --
                                                                          -----------      -----------
           Net cash (used in) provided by financing activities               (357,000)          40,000
                                                                          -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (170,000)       4,322,000
CASH AND CASH EQUIVALENTS, Beginning of period                              6,057,000        4,367,000
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS, End of period                                  $ 5,887,000      $ 8,689,000
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

In the opinion of the Company, the accompanying unaudited financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                            * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENT FOR THE COMPANY

In May 1997, the Company entered into an agreement with Universal Studios, Inc. ("Universal") to produce and distribute a motion picture sequel to the "Casper" movie released theatrically in 1995. To date, the 1995 "Casper" movie has grossed over $307 million in worldwide box office revenues. The Company was paid a non-refundable upfront advance for the sequel and, if the sequel is produced the Company will receive additional non-refundable cash advances to be applied against the Company's gross profit participations in worldwide distribution and merchandising sales. As part of the Company's agreement with Universal the Company was also paid a non-refundable advance against the Company's profit participation from the first 1995 "Casper" movie. Additionally, Universal released all rights, including merchandising, to all of the Company's characters, other than certain limited Casper rights.

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Results of Operations - The Company's net operating revenues in the 1997 and 1996 six month periods were $4,662,000 and $6,500,000 respectively, a decrease of $1,838,000 or 28%. The net decrease in revenues from 1997 to 1996 includes a decrease of $2,051,000 in filmed entertainment revenues and an increase of $213,000 in merchandising revenues.

Revenues - Net filmed entertainment revenues were $2,905,000 and $4,956,000 in 1997 and 1996, respectively, a decrease of $2,051,000 or 41%. The decrease in filmed entertainment revenues was primarily due to the Company entering into an agreement in the second quarter of 1996 with Saban Entertainment ("Saban") to co-produce a feature length, direct-to-video film based on the Company's Casper character. The Company received a $3,300,000 non-refundable advance from Saban against its gross participation in distribution revenues. The first feature length, direct-to-video film, "Casper, A Spirited Beginning", is slated for release on September 9, 1997. There were no comparable revenues in 1997. Also contributing to higher revenues in 1996 was a television agreement entered into with Universal where the Company received a minimum non-refundable cash payment advance of $840,000 for the right to broadcast episodes of "Casper and Friends" in the United States for a period of twenty seven months. There were no such revenues in the 1997 comparable period. In May 1997, the Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original "Casper" movie. The Company received a non-refundable upfront advance for the sequel rights and may receive additional advances if the sequel is produced. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the first 1995 "Casper" movie. There were no such revenues in the 1996 comparable period. Other filmed entertainment revenues in 1997 consist of license fees generated from "Casper" animated television show on Fox Kids's Network, foreign sales of Harvey film library, domestic syndication of the "Richie Rich" show, royalties from Richie Rich cartoon series which is distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner, and other miscellaneous sources. The revenues from the above sources totaled $1,405,000 in 1997, an increase of $589,000 over the 1996 results which is primarily due to an increase in license fees from the "Casper" animated television show. Included in the above total revenues are also license fees from foreign broadcasters which are generally granted for a period of one to five years, with all revenues recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis.

Net merchandising revenues were $1,757,000 and $1,544,000 in 1997 and 1996, respectively, an increase of $213,000 or 14%. The increase in merchandising revenue was due to the efforts of the Company's newly formed, in-house licensing division, Harvey Consumer Products. A number of the licensees participating in the Company's worldwide Casper merchandising program have also generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or merchandising revenues from any of the other Harvey Classic Characters because the ongoing success of the merchandising program is in part dependent upon the attractiveness and marketability of the particular Harvey Character. In addition, as a significant portion of merchandising revenues were derived from the 1995 "Casper" movie licenses, of which most have expired, there can be no assurance that merchandising revenues will increase or continue at the same level in the future. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $877,000 and $992,000 in 1997 and 1996, respectively. The decrease in costs of sales is due to a decrease in filmed entertainment activity for the period. As a percentage of net filmed entertainment revenues, cost of sales were 30% and 20% in 1997 and 1996, respectively. The increase in costs of sales as a percentage of revenues is due to the low gross profit margin associated with the "Richie Rich" syndicated show and the fact that there were no costs associated with certain 1996 distribution agreements. Costs associated with the agreement with Universal Studios, Inc. in the second quarter of 1997 were $330,000, of which $150,000 was paid to officers of the Company as producers' fee.

Merchandising costs of sales were $820,000 and $443,000 in 1997 and 1996, respectively. The increase in cost of sales is due to the shift of control of merchandising for all the Company's characters including Casper to the Company, and Universal Studios, Inc. becoming a third party participant. As a percentage of merchandising revenues, cost of sales were 47% and 29% in 1997 and 1996, respectively. The increase in costs of sales percentage is also due to Universal Studios, Inc.'s participation in Casper merchandise. Universal will be a participant in the Casper merchandising program for a limited period of time.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $2,789,000 and $1,932,000 for 1997 and 1996, respectively, an increase of $857,000 or 44%. As a percentage of net operating revenues, SG&A were 60% and 30% for 1997 and 1996, respectively. The increase in SG&A is due to the additional overhead expenses related to the Company's two new divisions, Harvey Consumer Products and Creative Affairs. Additionally, SG&A expenses in the second quarter of 1997 include a charge for the write-off of the remaining receivable due from Marvel Comics. Marvel Comics filed for bankruptcy reorganization in December 1996 and the Company is uncertain as to the effect of Marvel's bankruptcy on the Company's business, but does not believe the remaining receivable from Marvel Comics to be collectible in full.

Depreciation and Amortization - Depreciation expense was $44,000 and $23,000 in 1997 and 1996, respectively. The increase in depreciation of $21,000 was due to purchases of additional furniture, fixtures and equipment in 1997. Amortization of the film library was $104,000 and $366,000 in 1997 and 1996, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $27,000 in 1997 and $26,000 in 1996. Amortization of goodwill was $64,000 in both 1997 and 1996.

Other Income - Other income was $109,000 and $153,000 in 1997 and 1996, respectively. The decrease in other income was due to lower cash balances for the period , which generated decreased interest income.

Income Taxes - Provision for income taxes was $46,000 and $1,178,000 in 1997 and 1996, respectively. The decrease in the provision for income taxes is due to the Company's decreased profitability.

Liquidity and Capital Resources - Net cash provided by operating activities was $672,000 and $5,099,000 in 1997 and 1996, respectively. The decrease in cash flows from operations was primarily due to Company's lower net income in the first two quarters of 1997 and the increase in receivables.

Net cash used in investing activities was $485,000 and $817,000 in 1997 and 1996, respectively. The decrease in cash used in investing activities was primarily due to less investment in the Company's film library.

Net cash (used in) provided by financing activities was $(357,000) and $40,000 in 1997 and 1996, respectively. The Company repurchased 47,700 shares of its common stock for $357,000, or $7.48 per share, in the first quarter of 1997.

The Company has a $5,000,000 revolving credit facility (the "Revolving Facility") with City National Bank, which expires on June 1, 1998. Interest on advances made under the Revolving Facility accrues at 1% above the prime rate as reported by the lender. The Company has not drawn on this facility. The Revolving Facility is secured by substantially all of the assets of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Results of Operations - The Company's net operating revenues in the 1997 and 1996 three month periods were $2,880,000 and $4,241,000 respectively, a decrease of $1,361,000 or 32%. The decrease in revenues from 1996 to 1997 includes a decrease of $1,380,000 in filmed entertainment revenues and an increase of $19,000 in merchandising revenues.

Revenues - Net filmed entertainment revenues were $2,142,000 and $3,522,000 in 1997 and 1996, respectively, a decrease of $1,380,000 or 39%. The decrease in filmed entertainment revenues was due to the Company entering into an agreement in the second quarter of 1996 with Saban Entertainment ("Saban") to co-produce a feature length, direct-to-video film based on the Company's Casper character. The Company received a $3,300,000 non-refundable advance from Saban against its gross participation in distribution revenues. The first feature length, direct-go-video film, "Casper, A Spirited Beginning", is slated for release on September 9, 1997. There were no comparable revenues for 1997. In May 1997, the Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original "Casper" movie. The Company received a non-refundable upfront advance for the sequel rights and may receive additional advances if the sequel is produced. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the first 1995 "Casper" movie. There were no such revenues in the 1996 comparable period. Other filmed entertainment revenues in 1997 consist of license fees generated from "Casper" animated television show on Fox Kids's Network, foreign sales of Harvey film library, domestic syndication of the "Richie Rich" show, royalties from Richie Rich cartoon series which is distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner, and other miscellaneous sources. The revenues from the above sources totaled $642,000 in 1997, an increase of $420,000 over 1996 results which is primarily due to the increase in license fees from the "Casper" animated television show. Included in the above total revenues are also license fees from foreign broadcasters which are generally granted for a period of one to five years, with all revenues recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis.

Net merchandising revenues were $738,000 and $719,000 in 1997 and 1996, respectively, an increase of $19,000 or 3%. The increase in merchandising revenue was due to the efforts of the Company's newly formed, in-house licensing division, Harvey Consumer Products. A number of the licensees participating in the Company's worldwide Casper merchandising program have also generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future revenues derived from Casper or merchandising revenues from any of the other Harvey Classic Characters because the ongoing success of the merchandising program is in part dependent upon the attractiveness and marketability of the particular Harvey Character. In addition, as a significant portion of merchandising revenues were derived from the 1995 "Casper" movie licenses, of which most have expired, there can be no assurance that merchandising revenues will increase or continue at the same level in the future. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $690,000 and $787,000 in 1997 and 1996, respectively. The decrease in costs of sales is due to a decrease in filmed entertainment activity for the period. As a percentage of net filmed entertainment revenues, cost of sales were 32% and 22% in 1997 and 1996, respectively. The increase in costs of sales percentage is due to the low gross profit margin associated with the "Richie Rich" syndicated show and the fact that there were no costs associated with certain 1996 distribution agreements. Costs associated with the agreement with Universal Studios, Inc. were $330,000, of which $150,000 was paid to officers of the Company as producers' fee.

Merchandising costs of sales were $375,000 and $202,000 in 1997 and 1996, respectively. The increase in cost of sales is due to the shift of control of merchandising for all the Company's characters including Casper to the Company, and Universal Studios, Inc. becoming a third party participant. As a percentage of merchandising revenues, cost of sales were 51% and 28% in 1997 and 1996, respectively. The increase in costs of sales percentage is also due to Universal Studios, Inc.'s participation in Casper merchandise. Universal will be a participant in the Casper merchandising program for a limited period of time.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,405,000 and $1,217,000 for 1997 and 1996, respectively, an increase of $188,000 or 15%. As a percentage of net operating revenues, SG&A were 49% and 29% for 1997 and 1996, respectively. The increase in SG&A is due to the additional overhead expenses related to the Company's two new divisions, Harvey Consumer Products and Creative Affairs. Additionally, SG&A expenses in the second quarter of 1997 include a charge for the write-off of the remaining receivable due from Marvel Comics. Marvel Comics filed for bankruptcy reorganization in December 1996 and the Company is uncertain as to the effect of Marvel's bankruptcy on the Company's business, but does not believe the remaining receivable from Marvel Comics to be collectible in full.

Depreciation and Amortization - Depreciation expense was $22,000 and $13,000 in 1997 and 1996, respectively. The increase in depreciation of $9,000 is due to purchases of additional furniture, fixtures and equipment in 1997. Amortization of the film library was $61,000 and $72,000 in 1997 and 1996, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $14,000 in 1997 and $15,000 in 1996. Amortization of goodwill was $32,000 in both 1997 and 1996.

Other Income - Other income was $52,000 and $80,000 in 1997 and 1996, respectively. The decrease in other income was due to lower cash balances for the period , which generated decreased interest income.

Income Taxes - Provision for income taxes was $150,000 and $826,000 in 1997 and 1996, respectively. The decrease in the provision for income taxes is due to the Company's decreased profitability.

OTHER INFORMATION

Item 1-1. Franklin Litigation. On September 30,1994, the Company filed suit in the Los Angeles Superior Court against Jeffrey Franklin, Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc. In its lawsuit, the Company alleged, among other things, that Franklin (while acting as a director and agent of the Company) and ATI usurped corporate business opportunities for Franklin and for Franklin/Waterman which rightfully belonged to the Company, and misrepresented to the Company the facts surrounding the transactions. Trial of the Company's claims commenced May, 1997. On June 18, 1997, the twelve person jury returned findings in the Company's favor. The jury found that Jeffrey Franklin and ATI Equities, willfully breached their fiduciary duties to the Company and that Franklin/Waterman Entertainment interfered with the Company's prospective business relationships and violated state unfair competition laws. The Company was awarded damages in excess of $700,000. The jury's findings additionally resulted in dismissal of the defendant's counterclaims against the Company. The defendants are expected to appeal the jury's verdict.

             The Company is not currently involved in any other material litigation.

Items 2 through 4 are omitted as not applicable.

Item 5  -    Other Information
             None

Item 6 (a) - Exhibit 10.54 Amendment to Merchandising Deal, dated October
             26, 1996, between the Company and MCA/Universal Merchandising, Inc. (portions of which have been redacted and filed under a confidentiality request)

             Exhibit 10.55 1997 Stock Option Plan (incorporated herein by reference to the Registrant's 1997 definitive Proxy Statement)

             Exhibit 10.56 Term Sheet For Universal/Harvey Restated Agreement, dated May 15, 1997, between the Company and Universal Studios, Inc.

             Exhibit 10.57 Pricing Letter, dated May 15, 1997, between the Company and Universal Studios, Inc. (portions of which have been redacted and filed under a confidentiality request)

Item 6 (b) - Reports on Form 8-K
             None

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             THE HARVEY ENTERTAINMENT COMPANY
             AND SUBSIDIARY (Registrant)


August 8, 1997      /s/Jeffrey A. Montgomery
                    ------------------------------------------------
                    Jeffrey A. Montgomery
                    President and Chief Executive Officer


August 8, 1997      /s/Gregory M. Yulish
                    ------------------------------------------------

                    Gregory M. Yulish
                    Executive Vice President and
                    Chief Financial Officer