Form 10QSB
period 1997-09-30
HARVEY ENTERTAINMENT CO
filed 1997-11-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1997

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

                                                          YES   [X]     NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                          Outstanding at September 30, 1997
        -----                          ---------------------------------
        Common                                      3,617,540

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



INDEX
-------------------------------------------------------------------------------


                                                                                               PAGE
                                                                                               ----
PART I

  FINANCIAL INFORMATION

  Consolidated Balance Sheets - September 30, 1997 and December 31, 1996                        1-2

  Consolidated Income Statements - Three and Nine Months Ended September 30, 1997 and 1996       3

  Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996         4-5

  Notes to Consolidated Financial Statements                                                     6

  Management's Discussion and Analysis of Financial Condition and Results of Operations        7-11


PART II

  OTHER INFORMATION                                                                             12

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                   SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                 1997            1996
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 7,789,000      $ 6,057,000
  Accounts receivable, net of allowance for doubtful accounts
    of $462,000 and $628,000 in 1997 and 1996, respectively          4,793,000        2,342,000
  Prepaid expenses and other assets                                    503,000          226,000
  Prepaid income taxes                                                 195,000          620,000
                                                                   -----------      -----------

           Total current assets                                     13,280,000        9,245,000

LONG-TERM ACCOUNTS RECEIVABLE                                        1,023,000          410,000

FILM LIBRARY, Net of accumulated amortization of $3,243,000
  and $2,853,000 in 1997 and 1996, respectively                      9,858,000       10,106,000

FURNITURE AND EQUIPMENT, Net of accumulated
  depreciation of $376,000 and $260,000 in 1997 and 1996,
  respectively                                                         499,000          277,000

GOODWILL, Net of accumulated amortization of $1,060,000
  and $963,000 in 1997 and 1996, respectively                        1,535,000        1,633,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $197,000 and $160,000 in 1997 and 1996,
  respectively                                                         531,000          503,000

OTHER ASSETS                                                           106,000          130,000
                                                                   -----------      -----------

TOTAL                                                              $26,832,000      $22,304,000
                                                                   ===========      ===========


See notes to consolidated financial statements.                      (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1997               1996
                                                                       (UNAUDITED)
LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   1,006,000          1,075,000
  Income taxes payable                                                    1,842,000
                                                                       ------------       ------------

          Total current liabilities                                       2,848,000          1,075,000

LONG-TERM ACCOUNTS PAYABLE                                                  385,000

DEFERRED INCOME TAXES                                                     2,591,000          2,610,000

ACCRUED RENT                                                                178,000            137,000
                                                                       ------------       ------------

          Total liabilities                                               6,002,000          3,822,000
                                                                       ------------       ------------

STOCKHOLDERS' EQUITY:
  Preferred stock $1 par value, authorized 3,000,000, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   3,617,540 issued and outstanding at September 30, 1997 and
   3,641,600 at December 31, 1996                                        19,055,000         18,900,000
  Treasury Stock, 47,700 shares at cost                                    (357,000)
  Accumulated earnings (deficit)                                          2,132,000           (418,000)
                                                                       ------------       ------------

          Total stockholders' equity                                     20,830,000         18,482,000
                                                                       ------------       ------------

TOTAL                                                                  $ 26,832,000       $ 22,304,000
                                                                       ============       ============


See notes to consolidated financial statements.                      (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------------     -----------------------------
                                                       1997            1996             1997             1996
OPERATING REVENUES:
  Filmed entertainment                            $  5,559,000     $    392,000     $  8,464,000     $  5,348,000
  Merchandising                                      1,567,000          943,000        3,324,000        2,487,000
                                                  ------------     ------------     ------------     ------------

           Net operating revenues                    7,126,000        1,335,000       11,788,000        7,835,000
                                                  ------------     ------------     ------------     ------------

  Cost of sales                                      1,047,000          563,000        2,744,000        1,998,000
  Selling, general and administrative expenses       1,434,000          711,000        4,224,000        2,643,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                   332,000          123,000          526,000          578,000
  Depreciation expense                                  35,000           15,000           79,000           39,000
                                                  ------------     ------------     ------------     ------------

           Total operating expenses                  2,848,000        1,412,000        7,573,000        5,258,000
                                                  ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        4,278,000          (77,000)       4,215,000        2,577,000

OTHER INCOME                                            69,000          139,000          178,000          292,000
                                                  ------------     ------------     ------------     ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                   4,347,000           62,000        4,393,000        2,869,000

PROVISION FOR INCOME TAXES                          (1,796,000)         (39,000)      (1,842,000)      (1,216,000)
                                                  ------------     ------------     ------------     ------------

NET INCOME                                        $  2,551,000     $     23,000     $  2,551,000     $  1,653,000
                                                  ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                        4,121,000        3,862,000        3,974,000        3,869,000
                                                  ============     ============     ============     ============

NET INCOME PER SHARE                              $       0.62     $       0.01     $       0.64     $       0.43
                                                  ============     ============     ============     ============


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                         -----------------------------
                                                                             1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $ 2,551,000       $ 1,653,000
  Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                79,000            39,000
  Amortization of film library, goodwill, trademarks and copyrights
    and other                                                                526,000           578,000
  Deferred income taxes                                                      (19,000)
  Write-off of leasehold improvements                                         37,000
Changes in operating assets and liabilities:
  Accounts receivable                                                     (3,064,000)        1,697,000
  Prepaid expenses and other assets                                         (253,000)          (14,000)
  Prepaid income taxes                                                       425,000            19,000
  Accounts payable and accrued expenses                                      316,000
  Income taxes payable                                                     1,842,000
  Accrued rent and other                                                      41,000           487,000
                                                                         -----------       -----------

        Net cash provided by operating activities                          2,481,000         4,459,000
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                       (338,000)         (114,000)
  Investments in trademarks and copyrights and film library                 (207,000)       (1,614,000)
                                                                         -----------       -----------

        Net cash used in investing activities                               (545,000)       (1,728,000)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                                           57,000
  Warrant expense                                                             35,000            45,000
  Proceeds from exercise of employee stock options                           118,000
  Purchase of treasury stock                                                (357,000)
                                                                         -----------       -----------

        Net cash (used in) provided by financing activities                 (204,000)          102,000
                                                                         -----------       -----------


See notes to consolidated financial statements.                      (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------



                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    --------------------------
                                                       1997            1996
NET INCREASE IN CASH AND CASH EQUIVALENTS            1,732,000       2,833,000

CASH AND CASH EQUIVALENTS, Beginning of period       6,057,000       4,367,000
                                                    ----------      ----------

CASH AND CASH EQUIVALENTS, End of Period            $7,789,000      $7,200,000
                                                    ==========      ==========


See notes to consolidated financial statements.                      (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of The Harvey Entertainment Company and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed 1996 financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

In the opinion of the Company, the accompanying unaudited financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.



                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Results of Operations - The Company's net operating revenues in the 1997 and 1996 nine month periods were $11,788,000 and $7,835,000 respectively, an increase of $3,953,000. The increase in revenues from 1996 to 1997 includes an increase of $3,116,000 in filmed entertainment revenues and an increase of $837,000 in merchandising revenues.

Revenues - Net filmed entertainment revenues were $8,464,000 and $5,348,000 in 1997 and 1996, respectively, an increase of $3,116,000 or 58%. The increase in filmed entertainment revenues was due to the revenues associated with the Company's first feature length, direct-to-video "Casper, A Spirited Beginning" which was released on September 9, 1997. Also contributing to revenues in 1997 was a non-refundable advance the Company received from Saban Entertainment ("Saban") for an agreement the Company entered into in the third quarter of 1997 with Saban to co-produce a second feature length, direct-to-video film based on the Company's Casper and Wendy The Witch characters. The production, tentatively entitled "Casper Meets Wendy", is slated for a Fall 1998 release. Additionally, in the second quarter of 1997 the Company entered into an agreement with Universal Studios, Inc. ("Universal") to produce and distribute a motion picture sequel to the original "Casper" movie for theatrical release. The Company received a non-refundable upfront advance for the sequel rights and may receive additional advances if the sequel is produced. As part of the Company's sequel agreement with Universal, the Company was also paid a non-refundable advance against the Company's share of its profit participation for the first 1995 "Casper" movie. There were no such revenues in the 1996 comparable period. The 1996 filmed entertainment revenues consisted of a non-refundable advance the Company received from Saban in the second quarter of 1996 for the Company's first feature length, direct-to-video "Casper, A Spirited Beginning" released on September 9, 1997. Also included in the 1996 filmed entertainment revenues was a non-refundable cash payment advance the Company received from Universal for the television agreement wherein Universal was granted the right to broadcast episodes of "Casper and Friends" in the United States for a period of twenty-seven months. There were no such revenues in the 1997 comparable period. Other sources of filmed entertainment revenues in 1997 consist of license fees generated from the "Casper" animated television show on the Fox Kids' Network, license fees from sales to foreign broadcasters of the Harvey film library, domestic syndication of the "Richie Rich Show", royalties from the Richie Rich cartoon series which is distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner, and other miscellaneous sources. Although licenses to foreign broadcasters are generally granted for a period of one to five years, all the revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis.

Net merchandising revenues were $3,324,000 and $2,487,000 in 1997 and 1996, respectively, an increase of $837,000 or 34%. The increase in merchandising revenue was due to the Company's newly formed, in-house licensing division, Harvey Consumer Products. Also, a number of the licensees participating in the Company's worldwide Casper merchandising program, which began in 1995 with the release of the first "Casper" theatrical feature, have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future merchandising revenues derived from Casper or any of the other Harvey Classic Characters because the ongoing success of the merchandising program is in part dependent upon the attractiveness and marketability of the particular Harvey Character, and there can be no assurance that merchandising revenues will increase or continue at the same level in the future. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis.

Cost of Sales - Costs of sales related to filmed entertainment were $1,281,000 and $1,329,000 in 1997 and 1996, respectively. As a percentage of net filmed entertainment revenues, cost of sales were 15% and 25%, respectively. The decrease in cost of sales is due to lower costs associated with certain 1997 production and distribution agreements.

Merchandising costs of sales were $1,463,000 and $669,000 in 1997 and 1996, respectively. As a percentage of merchandising revenues, cost of sales were 44% and 27% in 1997 and 1996, respectively . The increase in cost of sales is due to the shift in control of merchandising for all the Company's characters, including Casper, to the Company and Universal becoming a third party participant sharing in a portion of the Company's revenues from Casper. Universal's participation in Casper merchandising will continue for a limited period of time.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $4,224,000 and $2,643,000 for 1997 and 1996, respectively, an increase of $1,581,000 or 60%. As a percentage of net operating revenues, SG&A were 36% and 34% for 1997 and 1996, respectively. The increase in SG&A is due to the additional overhead expenses related to the Company's two new divisions, Harvey Consumer Products and Creative Affairs. Additionally, SG&A expenses in 1997 include a charge for the write-off of the remaining receivable due from Marvel Comics. Marvel Comics filed for bankruptcy reorganization in December 1996 and the Company's remaining receivable from Marvel Comics has become uncollectible. The Company has reacquired its comic book publishing rights from Marvel Comics.

Depreciation and Amortization - Depreciation expense was $79,000 and $39,000 in 1997 and 1996, respectively. The increase in depreciation expense was due to additions of leasehold improvements and furniture and equipment. Amortization of the film library was $390,000 and $443,000 in 1997 and 1996, respectively. The overall decrease in amortization was due to the decrease in revenue derived from the film library over the nine-month period and partially offset by an increase in the third quarter as a result of a change in the amortization rate. The film library is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $39,000 in 1997 and $38,000 in 1996. Amortization of goodwill was $97,000 in both 1997 and 1996.

Other Income - Other income, primarily interest income, was $178,000 and $292,000 in 1997 and 1996, respectively. The decrease in other income was due to lower cash balances throughout the period, which generated decreased interest income.

Income Taxes - Provision for income taxes was $1,842,000 and $1,216,000 in 1997 and 1996, respectively. The increase in provision for income taxes is due to higher pretax income for the period.

Liquidity and Capital Resources - Net cash provided by operating activities was $2,481,000 and $4,459,000 in 1997 and 1996 respectively. The decrease in cash flows from operations are primarily due to the increase in receivables.

Net cash used in investing activities was $545,000 and $1,728,000 in 1997 and 1996, respectively. The decrease in cash used in investing activities was primarily due to less investment in the Company's film library. In 1996, the Company invested $1,872,000 in the production of 13 "Richie Rich" animated shorts.

Net cash (used in) provided by financing activities was $(204,000) and $102,000 in 1997 and 1996, respectively. The decrease is due to the Company's repurchase of 47,700 shares of its common stock for

$357,000, or an average of $7.48 per share, in the first quarter of 1997. Under the Company's stock buy back program, the Company may continue to buy shares on the market from time to time.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Results of Operations - The Company's net operating revenues in the 1997 and 1996 three month periods were $7,126,000 and $1,335,000 respectively, an increase of $5,791,000. The increase in revenues from 1996 to 1997 includes an increase of $5,167,000 in filmed entertainment revenues and an increase of $624,000 in merchandising revenues.

Revenues - Net filmed entertainment revenues were $5,559,000 and $392,000 in 1997 and 1996, respectively, an increase of $5,167,000. The increase in filmed entertainment revenues was due to the revenues associated with the Company's first feature length, direct-to-video "Casper, A Spirited Beginning" which was released on September 9, 1997. Also contributing to revenues in the third quarter of 1997 was a non-refundable advance the Company received from Saban for an agreement the Company entered into in the third quarter of 1997 with Saban to co-produce a second feature length, direct-to-video film based on the Company's Casper and Wendy The Witch characters. The production, tentatively entitled "Casper Meets Wendy", is slated for a Fall 1998 release. There were no such revenues in the 1996 comparable period. Other sources of filmed entertainment revenues in 1997 consist of license fees generated from the "Casper" animated television show on Fox Kids' Network, license fees from sales to foreign broadcasters of the Harvey film library, domestic syndication of the "Richie Rich Show", and other miscellaneous sources. Although licenses to foreign broadcasters are generally granted for a period of one to five years, all the revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations will likely recur in the future on a quarterly and annual basis.

Net merchandising revenues were $1,567,000 and $943,000 in 1997 and 1996, respectively, an increase of $624,000 or 66%. The increase in merchandising revenue was due to the Company's newly formed, in-house licensing division, Harvey Consumer Products. Also, a number of the licensees participating in the Company's worldwide Casper merchandising program, which began in 1995 with the release of the first "Casper" theatrical feature, have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future merchandising revenues derived from Casper or any of the other Harvey Classic Characters because the ongoing success of the merchandising program is in part dependent upon the attractiveness and marketability of the particular Harvey Character. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis.

Cost of Sales - Costs of sales related to filmed entertainment were $404,000 and $336,000 in 1997 and 1996, respectively. The increase in cost of sales is due to a increase in filmed entertainment activity for the period. As a percentage of net filmed entertainment revenues, cost of sales were 7% and 86%, respectively. The decrease in cost of sales as a percentage of revenues is due to lower costs associated with certain 1997 production and distribution agreements.

Merchandising costs of sales were $643,000 and $227,000 in 1997 and 1996, respectively. As a percentage of merchandising revenues, cost of sales were 41% and 24% in 1997 and 1996, respectively. The increase in cost of sales is due to the shift in control of merchandising for all the Company's characters, including Casper, to the Company and Universal becoming a third party participant sharing in a portion of the Company's revenues from Casper. Universal's participation in Casper merchandising will continue for a limited period of time.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,434,000 and $711,000 for 1997 and 1996, respectively, an increase of $723,000. As a percentage of net operating revenues, SG&A were 20% and 53% for 1997 and 1996, respectively. The increase in SG&A is due to the additional overhead expenses related to the Company's two new divisions, Harvey Consumer Products and Creative Affairs.

Depreciation and Amortization - Depreciation expense was $35,000 and $15,000 in 1997 and 1996, respectively. Amortization of the film library was $286,000 and $78,000 in 1997 and 1996, respectively. The increase was due to an increase in the amortization rate in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $13,000 in 1997 and $12,000 in 1996. Amortization of goodwill was $33,000 in both 1997 and 1996.

Other Income - Other income, primarily interest income, was $69,000 and $139,000 in 1997 and 1996, respectively. The decrease in other income was due to lower cash balances for the period, which generated decreased interest income.

Income Taxes - Provision for income taxes was $1,796,000 and $39,000 in 1997 and 1996, respectively. The increase in provision for income taxes is due to higher pretax income for the period.

OTHER INFORMATION

Item 1 - 1. Franklin Litigation. On September 30,1994, the Company filed suit in the Los Angeles Superior Court against Jeffrey Franklin, Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc. In its lawsuit, the Company alleged, among other things, that Franklin (while acting as a director and agent of the Company) and ATI usurped corporate business opportunities for Franklin and for Franklin/Waterman which rightfully belonged to the Company, and misrepresented to the Company the facts surrounding the transactions. Trial of the Company's claims commenced May, 1997. On June 18, 1997, the twelve person jury returned findings in the Company's favor. The jury found that Jeffrey Franklin and ATI Equities, willfully breached their fiduciary duties to the Company and that Franklin/Waterman Entertainment interfered with the Company's prospective business relationships and violated state unfair competition laws. The jury also found that ATI Equities materially breached its agency contract with the Company. Accordingly, the Company was awarded damages in excess of $700,000 and was relieved of all its obligations under the ATI agency contract. On October 1, 1997, the defendants filed a notice of appeal.

Items 2 through 4 are omitted as not applicable.

Item 5   -  Other Information
            None

Item 6 (a)- Exhibit 10.58 Casper Meets Wendy Live Action Direct-To-Video Agreement dated September 5, 1997 between the Company and Saban Entertainment Inc. (portions of which have been redacted and filed under a confidentiality request)

            Exhibit 10.59 Multi-Agreement Amendment No. 5 dated as of June 1, 1997 between Harvey Comics, Inc. and City National Bank

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


                  THE HARVEY ENTERTAINMENT COMPANY
                  AND SUBSIDIARY (Registrant)


November 13, 1997   /s/Jeffrey A. Montgomery
                    ----------------------------------------
                    Jeffrey A. Montgomery
                    President and Chief Executive Officer


November 13, 1997   /s/Gregory M. Yulish
                    ----------------------------------------
                    Gregory M. Yulish
                    Executive Vice President and
                    Chief Financial Officer