Form 10KSB40
period 1997-12-31
HARVEY ENTERTAINMENT CO
filed 1998-04-15
CIK 904350

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      -----
                                   FORM 10-KSB

/X/         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1997

/ /       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes /X/ No / /

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:/X/

        State issuer's revenue for its most recent fiscal year:  $15,404,000.00

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 6, 1998, a date within the past 60 days, is: $20,709,510.

        State the number of shares outstanding of each of issuer's classes of common equity, as of March 6, 1998: 3,572,940.

        Transitional Small Business Disclosure Format:  Yes: / /   No: /X/


================================================================================

                                     PART I

ITEM 1.        BUSINESS

                                  INTRODUCTION

GENERAL:

        The Harvey Entertainment Company (the "Company") owns and exploits a library of celebrated classic characters (the "Harvey Classic Characters") and other intellectual property assets, including a related film library of animated short features (the "Harvey Classic Film Library"). The roster of Harvey Classic Characters includes the following well known characters:

        -      Casper, the Friendly Ghost
        -      Richie Rich
        -      Baby Huey
        -      Wendy, the Good Little Witch
        -      Fatso, Stinkie and Stretch (the Ghostly Trio)
        -      Hot Stuff

as well as Little Audrey, Little Lotta, Little Dot, Herman and Katnip, Stumbo the Giant, Buzzy the Funny Crow among others. (All characters referred to in this filing are the copyrighted and trademarked property of Harvey Comics, Inc., a wholly owned subsidiary of The Harvey Entertainment Company.) The Harvey Classic Film Library includes 274 six- to eight-minute animated short features, which in most cases star one or more of the Harvey Classic Characters.

HISTORY:

        The Company is the successor to Harvey Comics, Inc. ("Harvey Comics") founded in 1939 by the Harvey family. In the late 1950s Harvey Comics acquired rights to many of the popular Paramount Pictures cartoon stars, including Casper, Baby Huey, Little Audrey and many others. Harvey Comics was active during the "golden age" of comics, the 1950s and 1960s. However, as its founders retired in the early 1980s, the family-owned Harvey Comics became dormant. In 1989 the Company's predecessor purchased Harvey Comics to exploit the Harvey Classic Characters and the Harvey Classic Film Library.

               In 1990, the Company sold an approximate 20% equity share to an affiliate of Universal Studios, Inc. ("Universal") and entered into a merchandising and distribution agreement with Universal. In 1993, the Company completed its initial public offering of common stock. In 1994 and 1995, two motion pictures licensed by the Company were released featuring Harvey Classic Characters -- Richie Rich (Warner Bros.) and Casper (Universal). In 1996, the weekly animated television series "Casper" premiered on Fox Kid's Network produced in conjunction with Universal Cartoon Studios (52 episodes produced during two seasons). In 1996 and 1997, the Company contracted with Saban Entertainment to produce two direct-to-video live action full-length "Casper" films and one direct-to-video live action full-length "Richie Rich" film. In addition, in order to exert more direct control over its character rights and merchandising activities, the Company reacquired from Universal control of all merchandising rights (except those relating to a Casper or Casper character motion picture produced or released by Universal, as further described below) and rights of First Negotiation/First Refusal and First Negotiation in all the Harvey Classic Characters (other than certain rights to Casper, Casper characters and new characters appearing in the "Casper" movie). The Company agreed to provide Universal an exclusive release window for the first sequel to the 1995 "Casper" movie, the right of First Refusal/First Negotiation for the first direct-to-video production featuring Casper after the release of any "Casper" sequel, and the right to exploit related movie merchandising. In 1997, the Company also terminated a license agreement with Marvel Comics and reacquired the right to publish, distribute and license comic books based upon the Harvey Classic Characters. Starting in 1998, the Fox Family Channel is scheduled to run a daily program entitled "Harvey Toons."

BUSINESS STRATEGY:

        The Company's business strategy centers around exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and ancillary activities. Over the past two years, the Company has focused on efforts to increase the demand for merchandise featuring the Harvey Classic Characters. In October 1996, the Company began an in-house merchandising department to find and evaluate merchandising and licensing opportunities and to negotiate merchandising and licensing agreements. The Company cannot ascertain at this time whether this strategy will ultimately be successful.

                               RECENT DEVELOPMENTS

CHANGE IN MANAGEMENT:

        On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expire on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Management Group, LLC for an initial six-month term. Pursuant to the management services agreement, the Company will agree to pay Global Media Management Group, LLC $75,000 per month during the six-month term and granted warrants to purchase an aggregate 200,000 shares, and options to purchase an aggregate 50,000 shares, of the Company's Common Stock to Messrs. Scotti, Hope and Leonard Breijo of Global Media Management Group, LLC. See "Recent Sales of Unregistered Securities."

        Mr. Scotti, Chairman of Global Media Management Group, LLC, has been a leading executive in the entertainment industry for over 30 years. Most recently, Mr. Scotti served as Chairman and Chief Executive Officer of All American Communications, Inc. ("All American"). Mr. Scotti recently completed the sale of All American to Pearson PLC. Mr. Scotti, the founder of Scotti Brothers Entertainment, also has served as Chairman of the Board of LIVE Entertainment Inc. and as a consultant to Carolco Pictures Inc.

        Michael S. Hope served as Executive Vice President of
Metro-Goldwyn-Mayer Inc. from 1993 to 1997. At MGM, he was responsible for all financial and administrative functions of the studio, and was jointly responsible for all businesses outside the areas of film and television production and distribution. Prior to joining MGM, Mr. Hope was Executive Vice President, Planning and Operations and Chief Financial Officer for Paramount Communications Inc.

DIRECT-TO-VIDEO:

               Over the last two years, the Company has derived a substantial portion of its revenues from the licensing of the Harvey Classic Characters for direct-to-video productions. Direct-to-video productions are full-length feature films released on video without a prior theatrical release. In September 1997, Saban Entertainment released "Casper: A Spirited Beginning." "Casper Meets Wendy" and "Richie Rich's Christmas Wish" are to be released in September 1998 and November 1998, respectively. The Company is considering further sequels to these "Casper" and "Richie Rich" videos and a spin-off "Wendy the Witch" video, tentatively slated for release in 1999. Saban Entertainment has a right of First Refusal/First Negotiation with respect to the next Richie Rich direct-to-video production which expires on June 30, 2000. While the Company to date has co-produced direct-to-video product through agreements with third parties who bear the economic risks of production, it is possible that the Company may decide in the future to produce and market product directly in order to capture a greater share of the potential profits of such product, which would involve a significant investment and correspondingly greater risk. There can be no assurance that the sequels or the spinoff will be produced or released, or, if produced and released, that they will be successful.

        "CASPER, A SPIRITED BEGINNING"

        In September 1997, the Company released, through Twentieth Century Fox Home Entertainment, its first direct-to-video feature, "Casper, a Spirited Beginning," a co-production of Saban Entertainment and the Company. The Company received a nonrefundable advance from Saban Entertainment in 1996 and retained a net profit interest after recoupment by Saban Entertainment.

        "CASPER MEETS WENDY"

        In December 1997, the Company and Saban Entertainment commenced principal photography on "Casper Meets Wendy," starring George Hamilton and Academy Award nominees Shelly Duvall, Cathy Moriarity and Terri Garr. Principal photography was completed on February 9, 1998. The feature length, live-action, direct-to-video film, based on the Company's Casper and Wendy the Witch characters, is slated for a fall 1998 release. Twentieth Century Fox Home Entertainment will serve as the exclusive worldwide home video distributor and Saban Entertainment will handle worldwide ancillary sales such as television, cable and pay-per-view for the new feature. There can be no assurance that "Casper Meets Wendy" will be successful. The Company recognized a nonrefundable advance from Saban Entertainment in 1997 (a small portion of which is payable in 1998) and retained a net profit interest, after certain distribution fees and recoupment by Saban Entertainment.

        "RICHIE RICH'S CHRISTMAS WISH"

        In May 1996, the Company and Saban Entertainment agreed to co-produce a feature-length live-action direct-to-video feature based on the Harvey Classic Character Richie Rich, entitled "Richie Rich's Christmas Wish." Principal photography is scheduled to commence in spring 1998 and "Richie Rich's Christmas Wish" is tentatively scheduled for release in November 1998. Warner Home Video will serve as the exclusive worldwide home video distributor and Saban Entertainment will be responsible for worldwide ancillary sales such as television, cable, and pay-per-view. The Company will share in net profits, if any, after Saban Entertainment first recovers its marketing, production and distribution costs plus a distribution fee.

HARVEY CLASSIC FILM LIBRARY:

        In January 1998, the Company reached an initial one-year agreement with The Fox Family Channel, a wholly owned subsidiary of the Fox Kids Worldwide, a cable network reaching over 70 million homes in the United States, to air a daily thirty-minute program using 65 episodes from the Harvey Classic Film Library as "Harvey Toons."

        In 1997 the Company reacquired home video rights to the Harvey Classic Film Library. In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. The Company's prior distribution agreement with its foreign distributor expired in November 1997.

THEATRICAL LICENSING:

        In May 1997, the Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original "Casper" movie (which had box office gross receipts in excess of $307 million) to be produced by Universal Pictures & Amblin Entertainment. The Company received a non-refundable up-front advance for the sequel rights and, if a sequel is produced, is contractually entitled to receive additional advances against a percentage of the gross receipts from all sources of exploitation of the motion picture. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the first 1995 "Casper" movie. See "Business-Theatrical Licensing." There can be no assurance that the sequel will be produced or completed, or that if completed, the scheduled release date will be met, or that the sequel will be successful.

        The Company's principal executive offices are located at 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067; its phone number is (310) 789-1990.

                                    BUSINESS

        The Company derives its revenues from filmed entertainment and licensing. In 1997 and 1996, the Company's operating revenues were divided among these sources as follows:


                                                                                1997      1996
Filmed Entertainment.....................................................        69%       64%
Merchandising............................................................        31%       36%

TOTAL....................................................................       100%      100%
=========================================================================       ===       ===

FILMED ENTERTAINMENT:

DIRECT-TO-VIDEO (HOME VIDEO):

        Based on the success of "Casper, a Spirited Beginning," as well as the success of the Walt Disney Company and Universal with family fare direct-to-video sequels to theatrical motion pictures, the Company believes the direct-to-video business is an attractive market in which to capitalize on the recognition of certain Harvey Classic Characters. The Company also hopes to use direct-to-videos as a tool to reintroduce other less-well-known Harvey Classic Characters to children of all ages.

        "CASPER, A SPIRITED BEGINNING"

        In September 1997 the Company released, through Twentieth Century Fox Home Entertainment, its first direct-to-video feature, "Casper, a Spirited Beginning," a co-production of Saban Entertainment and the Company.

        "CASPER MEETS WENDY"

        On December 9, 1997, the Company and Saban Entertainment commenced principal photography on "Casper Meets Wendy," starring George Hamilton and Academy Award nominees Shelly Duvall, Cathy Moriarity and Terri Garr. Principal photography was completed on February 9, 1998. The feature length, live-action, direct-to-video film, based on the Company's Casper and Wendy the Witch characters, is slated for a fall 1998 release. Twentieth Century Fox Home Entertainment will serve as the exclusive worldwide home video distributor and Saban Entertainment will handle worldwide ancillary sales such as television, cable and pay-per-view for the new feature. The agreement for "Casper Meets Wendy" requires that Saban Entertainment bear production, marketing and distribution expenses, and allows the Company to share in the net profits, if any, after Saban Entertainment first recovers its marketing, production and distribution costs plus a distribution fee.

        "RICHIE RICH'S CHRISTMAS WISH"

        In May 1996, the Company and Saban Entertainment agreed to co-produce a feature-length live-action direct-to-video feature based on the Harvey Classic Character Richie Rich, entitled "Richie Rich's Christmas Wish." Warner Home Video will serve as the exclusive worldwide home video distributor and Saban Entertainment will be responsible for worldwide ancillary sales such as television, cable, and pay-per-view. Principal photography is scheduled to commence in spring 1998 and "Richie Rich's Christmas Wish" is tentatively scheduled for release in November 1998. Saban Entertainment will retain distribution rights in perpetuity for "Richie Rich's Christmas Wish." The agreement for "Richie Rich's Christmas Wish" requires that Saban Entertainment bear production, manufacturing or marketing expenses, and allows the Company to share in net profits, if any, after Saban Entertainment first recovers its marketing, production and distribution costs plus a distribution fee.

        The Company is considering developing sequels to the Casper and Richie Rich videos and a spinoff Wendy the Witch video, for release in 1999. The Company may find it necessary to fund part or all of the production and marketing budgets for these videos. No decision has been made by the Company to provide such funding. There can be no assurance that the sequels or the spinoff will be produced or released or, if produced and released, that they will be successful.

TELEVISION:

        HARVEY CLASSIC FILM LIBRARY

        The Company owns the Harvey Classic Film Library, which consists of approximately 274 six- to eight-minute color cartoon shorts, of which 248 were originally created in the 1950's for theatrical exhibition. Portions of the library are currently broadcast in more than 25 countries worldwide. The Harvey Classic Film Library was restored, digitized, re-dubbed and re-scored by the Company in 1990 and 1991. As part of the restoration process, the Company created 65 half-hour episodes from the original 248 shorts and entitled them "Casper and Friends" (to be shown on the Fox Family Channel in 1998 as "Harvey Toons"). The Company has the right to use the original musical score to the original 248 shorts in the Harvey Classic Film Library, but ownership to that music was retained by Paramount Pictures. Paramount receives music performance royalties when the cartoons are shown publicly utilizing the original music score. The writers and publisher of the music receive performance royalties from BMI, which collects such royalties from broadcasters. In 1994 and 1996, the Company added to its animated film library 13 animated shorts for each of Baby Huey and Richie Rich.

        In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. The Company's prior distribution agreement with its foreign distributor expired in November 1997.

        In January 1998 the Company reached an agreement with The Fox Family Channel, a wholly owned subsidiary of the Fox Kids Network, a cable network reaching over 70 million homes in the United States, to air 65 episodes from the Harvey Classic Film Library as "Harvey Toons."

        TELEVISION PRODUCTION

        From 1995 to 1997, the Universal/Harvey Animation Studios, a joint venture of the Company and Universal, produced a total of 52 new half-hour television episodes of the animated series "Casper," which currently airs in more than 50 countries around the world. For each episode produced, the Company receives a fixed license fee and is entitled to share in a percentage of the profits, if any. The Company controls the merchandising rights associated with the new animated episodes. There are no current plans to produce additional animated television episodes of "Casper."

THEATRICAL LICENSING:

        Motion pictures featuring Casper, the Friendly Ghost and Richie Rich were released in May 1995 and December 1994, respectively. To date, Universal's "Casper" and Warner Bros.' "Richie Rich" have generated reported worldwide box office gross receipts in excess of $307 million and $80 million, respectively. While the Company received certain character movie licensing fees and merchandising participations for both features, it has not received revenues from its defined profit participations except for a payment from Universal received in 1997. (As part of the Company's agreement with Universal for a sequel to this film, the Company was also paid a non-refundable advance against the Company's share of its profit participation for the 1995 "Casper" movie.) There can be no assurance it will receive any further profit shares in the future from this film.

        In January 1996, Warner Bros., which produced the film "Richie Rich," exercised its rights to produce a theatrical motion picture sequel to "Richie Rich." Warner's exclusive rights with respect to the sequel extend to January 29, 2000. In the event Warner Bros. produces a sequel, the Company would become entitled to an additional amount.
There can be no assurance that the sequel will be produced or released.

        In May 1997, the Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original "Casper" movie to be produced by Universal Pictures & Amblin Entertainment. The Company received a non-refundable up-front advance for the sequel rights and, if a sequel is produced, is contractually entitled to receive additional advances against a percentage of the gross receipts from all sources of exploitation of the motion picture. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the first 1995 "Casper" movie. There can be no assurance that the sequel will be produced or completed, or that if completed, the scheduled release date will be met, or that the sequel will be successful.

        Pursuant to a May 1997 amendment to the Company's 1990 Distribution Agreement and subsequent agreements with Universal (currently being reduced to a long form Amended and Restated Memorandum of Distribution Agreement), Universal has the exclusive right to initiate, develop and produce further Casper sequels. The rights fees for the second and subsequent sequels will be negotiated in good faith, and subject to resolution by "baseball" arbitration. The Company agreed to a "window" around the theatrical release of any Casper sequel during which time the Company would not permit the initial release of any Casper filmed entertainment product. Universal also has certain rights to other pictures in which Casper may make a "guest appearance," and first negotiation rights for pictures involving other characters appearing in the Casper pictures. The Company reimbursed Universal the unrecouped costs on the Harvey Classic Video Library, the rights to which reverted to the Company.

MERCHANDISING:

        In May 1997 the Company reacquired from Universal control of all merchandising rights (except those relating to a Casper or Casper character motion picture produced or released by Universal, as further described below) and rights of First Negotiation/First Refusal and First Negotiation in all the Harvey Classic Characters (other than certain limited rights to Casper, Casper characters and new characters appearing in the "Casper" movie) in exchange for the Company providing Universal an exclusive release window for the first sequel to the "Casper" movie, a First Negotiation/First Refusal right with respect to the first direct-to-video production featuring Casper after the release of any "Casper" sequel and the right to exploit related merchandising. In October 1996 the Company hired a Senior Vice President of Consumer Products to assist in the management of its reacquired merchandising rights. Merchandising revenue was approximately $4.8 million in 1997, an increase of approximately $1.5 million over merchandising revenue of approximately $3.3 million in 1996. The Company cannot ascertain at this time whether the new strategy will ultimately be successful.

LOCATION-BASED FAMILY ENTERTAINMENT CENTERS:

        In 1995 the Company entered into a licensing agreement with an Indonesian company for the construction of a 50,000 square-foot family entertainment center based on the Harvey Classic Characters and featuring Harvey character rides and merchandising areas. The facility opened in the largest shopping mall in Jakarta, Indonesia, on November 1, 1997. The Company recognized a license fee for the initial term, payable in six annual installments, and is entitled to a portion of the licensee's merchandising revenue. The Company is unable to predict what effect the current political and economic turmoil in Indonesia will have on receipts from the licensing agreement.

INTELLECTUAL PROPERTY ASSETS:

        The Company's principal assets are its copyright and trademark rights in its proprietary Harvey Classic Characters, including Casper, the Friendly Ghost, Fatso, Stinkie and Stretch (the Ghostly Trio), Richie Rich, Baby Huey, Wendy, the Good Little Witch, Little Audrey, Herman and Katnip, Little Lotta, Little Dot, Buzzy the Funny Crow, Stumbo the Giant and Hot Stuff. In addition, the Company possesses copyrights to approximately 1,875 comic books published between approximately 1955 and 1993 and the copyrights to the film shorts in its Harvey Classic Film Library. The Company has applied for and received copyright and trademark protection in the United States and copyright protection in certain foreign countries which are parties to the Berne Convention on many, but not all, of its publications, the film shorts in the Harvey Classic Film Library and the Harvey Classic Characters. The Company attempts vigorously to protect against infringements on the rights it holds to its proprietary characters and publications.

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

        The Copyright registrations for seven cartoon shorts and a limited number of comic books involving Casper and other characters were not renewed by the Harvey family and such registrations have expired. By virtue of the expiration of the copyrights in these original cartoon shorts and comic books, certain rights may have fallen into the public domain and the Company's rights to the sole and exclusive use of those cartoons and comic books is unclear.

         From time to time, claims have been asserted against the Company alleging that the Casper character may have fallen into the public domain and thus can be freely used and exploited by anyone. However, those claims have not prevailed.

COMPETITION:

        Competition is intense in the filmed entertainment, merchandising and animation industries in which the Company is engaged. The Company's licensed products compete with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies. The Company believes that its principal competitors include The Walt Disney Company, Warner Brothers, Fox Kids Worldwide and Nickelodeon, all of which have children's networks and far greater resources and distribution capabilities than the Company.

EMPLOYEES:

        The Company employs approximately 20 persons on its full-time staff. For the Company's filmed entertainment productions, the Company has hired independent contractors or production facilities for creative work on an as-needed basis. In February 1998, the Company hired a Senior Vice President - Home Entertainment, whose primary responsibilities are overseeing the domestic marketing and distribution of home videos and other home entertainment products of the Company, and, in March 1998, the Company hired a foreign distribution consultant based in London to coordinate foreign distribution of the Harvey Classic Film Library with sales agents. The Company has recently created new Creative Affairs and Consumer Products divisions. None of the Company's employees are represented by a union and the Company believes relations with its employees are good. In March 1998, the Company retained certain services from Global Media Management Group, LLC.


                     FACTORS WHICH MAY AFFECT FUTURE RESULTS

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

        UNCERTAINTY OF RESULTS IN 1998. As noted elsewhere in this filing, the revenues and profits of the Company fluctuate according to the nature and timing of its entertainment products and related merchandising. For example, results during 1997 were significantly impacted by the receipt of nonrefundable advances or releases of direct-to-video product, none of which events have occurred during the first quarter of 1998. New management is currently examining the Company's business plan and results from operations. The Company is uncertain as to whether its revenues and profits, if any, during 1998 will match its revenues and profits for similar periods in 1997 and there can be no assurance that the Company's past results will be repeated in the future.

        NEW MANAGEMENT. On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expire on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. To replace Messrs Montgomery and Yulish, the Board of Directors obtained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement being negotiated with Global Media Management Group, LLC for an initial six-month term. Pursuant to the management services agreement, the Company will agree to pay Global Media Management Group, LLC $75,000 per month and granted warrants to purchase an aggregate of 200,000, and options to purchase an aggregate of 50,000, shares of the Company's Common Stock to Messrs. Scotti, Hope and Leonard Breijo of Global Media Management Group, LLC. See "Recent Sales of Unregistered Securities." If this management services agreement is not renewed, there can be no assurance that the Company can replace Mr. Scotti and Mr. Hope without a material adverse effect on the business and prospects of the Company. New management is currently evaluating the Company's business plan and results from operations. It is too early to tell whether the new management will continue that plan or will adopt a new business strategy or that any such strategy or plan will be successful.

        FLUCTUATION IN REVENUE RECOGNITION FROM FILM LICENSING AND MERCHANDISING. The Company's quarterly and yearly operating results may fluctuate in part due to the manner in which the Company is required to record revenue from film licensing and merchandising agreements. Although film licensing and merchandising agreements typically grant rights for a period of one to five years, revenues are typically recognized when the license period begins, provided certain conditions are met. Additionally, possible fluctuations in quarterly and yearly operating results may arise due to the Company's timing in entering into merchandising and film licensing agreements. For example, merchandising revenues with respect to a particular character tend to be concentrated around the period of initial release of a filmed entertainment project featuring such character. Accordingly, until additional products are licensed, excess royalties are remitted by existing licensees, or existing licensing agreements expire and are renewed or replaced, no additional revenue will be recognized from the rights the Company has licensed. Therefore, the Company believes that period-to-period comparisons of its results from operations are not necessarily an accurate indication of future performance.

        SUCCESS OF EXPANSION STRATEGY. The exploitation of the Harvey Classic Characters and related ancillary rights through the financing and development of new products and entry into emerging markets is a principal element of the Company's growth strategy. Certain of these products, such as direct-to-video, television and merchandising, are relatively new to the Company, and the Company has not, in the past, invested material amounts of its own capital in production activities. There can be no assurance that the Company's direct-to-video, television and licensing activities will be successful, or that it will be able to develop new products successfully or compete effectively in new markets. In addition, there can be no assurance that the Harvey Classic Characters will enjoy sustained popularity as the Company expands into new areas such that the Company can recover any of its up-front development or production costs. Further, there can be no assurance that any acquisition of additional characters or of any business in the future as part of the Company's expansion strategy will be successful. As a result, there is substantial risk that the Company will be unable to implement successfully its expansion strategy.

        NEW MERCHANDISING ACTIVITIES. Prior to May 1997, the Company relied upon Universal to merchandise the Harvey Classic Characters. The Company is now merchandising the Harvey Classic Characters for its own account. The Company has hired several new personnel to handle merchandising, including a Senior Vice President of Consumer Products. There can be no assurance that the Company, despite its additions to staff and related overhead, will be able to promote and compete effectively in the merchandising marketplace. To the extent the Company performs merchandising functions internally, there can be no assurance that its merchandising revenues will increase or be sustained at current levels or be sufficient to defray the additional costs associated with its new merchandising efforts.

        NATURE OF THE ENTERTAINMENT INDUSTRY. The television, merchandising, motion picture and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a trademarked or copyrighted character, television show, video production or motion picture depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Although many of the Company's characters have been in existence for more than 40 years, not all are currently popular and there can be no assurance that they will, despite the Company's increased efforts and expenditures, become popular, or that those that are popular will continue to be popular. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. In addition, there can be no assurance that the Company's projects, if commercially successful initially, will remain commercially successful or be promoted effectively and/or renewed by third-party agents or distributors.

        RELIANCE ON MAJOR DISTRIBUTORS/SELF-DISTRIBUTION. Historically, the Company relied on one foreign distributor for sales of the Harvey Classic Film Library. In November 1997, the Company's agreement for the Harvey Classic Film Library with its the foreign distributor expired. In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. With respect to its direct-to-video productions, with certain exceptions, the Company is free to contract with any distributor in connection with a given production. For upcoming productions, the Company has engaged through Saban Entertainment the worldwide distribution services of Warner Brothers (for "Richie Rich's Christmas Wish") and Twentieth Century Fox Home Entertainment (for "Casper Meets Wendy"). Saban Entertainment will handle ancillary worldwide sales. More than 69% of the Company's revenues in 1997 were derived from the Company's agreements with Saban Entertainment and Universal. A termination of the Company's relationship with these distributors or Saban Entertainment during the respective product's life cycle could adversely affect the Company's results.

        COMPETITION IN CLASSIC FILMED ENTERTAINMENT AND MERCHANDISING. Competition is intense in the filmed entertainment, merchandising and animation industries in which the Company is engaged. The Company believes that its products are in competition with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies. The Company believes that its principal competitors include The Walt Disney Company, Warner Brothers, Fox Kids Worldwide and Nickelodeon, all of which have children's networks and far greater resources and distribution capabilities than the Company.

ITEM 2.        PROPERTIES

        The Company leases approximately 7,237 square feet (gross) of office space in Century City (Los Angeles) pursuant to a five (5) year lease entered into in August 1996. The Company also leases approximately 9,000 square feet (gross) of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has subleased approximately 6,000 square feet of this space to an unaffiliated person through January 31, 2001, and subleases approximately 3,000 square feet to a Universal Studios' subsidiary for $7,500 per month through October 31, 1999. The Company's principal business address is 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067.

ITEM 3.        LEGAL PROCEEDINGS

THE HARVEY ENTERTAINMENT COMPANY V. JEFFREY FRANKLIN ET AL.
THE HARVEY ENTERTAINMENT COMPANY V. STEVEN T. WATERMAN ET AL.
AMERICAN CASUALTY CO. ET AL. V. THE HARVEY ENTERTAINMENT COMPANY ET AL.

        On September 30, 1994, the Company filed suit in the Superior Court of the State of California for the County of Los Angeles against Jeffrey Franklin, Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc., seeking to recover damages arising from wrongful usurpation of corporate business opportunities. The Company filed a related claim against Franklin's business partner Stephen Waterman in May 1996. The Company was also named in a related action filed by the defendants' insurers in which the insurers sought determinations as to their obligations to provide insurance coverage for the claims made by the Company against the defendants. In June 1997, judgment was granted in favor of the Company in the Franklin action an amount in excess of $800,000, and the cross-complaint brought by defendant ATI against the Company was dismissed. The defendants appealed. In March 1998 the parties in all three actions reached a settlement agreement conditional on the approval of the bankruptcy court and on obtaining certain outstanding third-party signatures. Neither of the two conditions has yet been satisfied.

REALTY TRUST ADVISORS, INC. V. THE HARVEY ENTERTAINMENT COMPANY

        On December 31, 1997, Realty Trust Advisors, Inc. filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. The Company's response to the First Amended Complaint in this case is due on May 11, 1998.

        The Company is not currently involved in any other material legal proceedings.

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

                                                                       High          Low
     Fiscal year ended December 31, 1996:
           First Quarter.........................................     $10.00         $6.25
           Second Quarter........................................      12.00          6.75
           Third Quarter.........................................       9.63          6.50

           Fourth Quarter........................................       9.13          5.25

     Fiscal year ended December 31, 1997:
           First Quarter.........................................       8.50          5.63
           Second Quarter........................................      14.25          7.50
           Third Quarter.........................................      18.00         12.25
           Fourth Quarter........................................      16.50          9.13

     Fiscal year ended December 31, 1998:
           First Quarter.........................................      15.25          9.37

HOLDERS

     As of March 6, 1998, there were approximately 176 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock, and provisions in the Company's Revolving Credit Facility prohibit the payment of dividends. The Board of Directors expects that the Company will continue to retain any future earnings for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES.

     In February 1994, the Company issued a warrant to purchase 100,000 shares of Common Stock at $13.475 per share (110% of the average closing price of the Common Stock on the ten days preceding the agreement date) to the SAM Trust, an affiliate of the producer of the "Casper" motion picture. The warrant expires on February 24, 1999.

        In January 1997, the Company issued two warrants to purchase Common Stock to Arnhold and S. Bleichroeder, Inc. as compensation for investor relations and other related services. The first warrant, for 25,000 shares, for services to the Company in 1997 vested immediately and is exercisable at any time through January 16, 2002. The second warrant, also for 25,000 shares, vested upon the Company's request that Arnhold and S. Bleichroeder perform services for calendar year 1998 and is exercisable through January 16, 2003. In January 1997, the Company also issued two warrants to purchase Common Stock to Michael Doherty on similar terms. At the time of issuance, Mr. Doherty was an advisor to the Company and a former employee of Arnold and S. Bleichroeder and is presently a director of the Company. The first warrant, for 25,000 shares, vested immediately and is exercisable at any time through January 16, 2002. The second warrant, also for 25,000 shares, vested upon Mr. Doherty's rendering of services to the Company in 1998 and is exercisable at any time through January 16, 2003.

        In March 1998, the Company issued three warrants to purchase Common Stock, each of which vested upon issuance, may be exercised by the holder at any time through March 23, 2003 and has a strike price of $12.75 per share (the closing price of a share of Common Stock on the Nasdaq Stock Market on the date the warrants were authorized). The first warrant, for a total of 155,200 shares of the Company's Common Stock, was issued to Anthony J. Scotti as compensation for services to be rendered as the Company's Interim Chief Executive Officer. The second warrant, for a total of 38,800 shares of the Company's Common Stock, was issued to Michael S. Hope as compensation for services to be rendered as the Company's Interim Chief Financial Officer. The third warrant, for a total of 6,000 shares of the Company's Common Stock, was issued to Leonard Breijo of Global Media Management Group, LLC as compensation for services to be rendered as head of business affairs of the Company.

        All warrants described above were issued in reliance on the private placement exemption of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

INTRODUCTION

        The Company conducts its operations through its wholly-owned subsidiary, Harvey Comics, Inc. The Company's revenues are derived from two principal sources: (I) filmed entertainment and (ii) merchandising. This report includes forward-looking statements made based on the expectations of current management pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below.

CONSOLIDATED STATEMENT OF OPERATIONS

        The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of income.

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                  1997             1996
                                                                  ----             ----
     Filmed Entertainment Revenues...........................$10,565,000        $5,824,000
     Merchandising Revenues..................................  4,839,000         3,344,000
                                                               ---------         ---------
     Total Operating Revenues................................ 15,404,000         9,168,000
     Cost of Sales...........................................  3,900,000         2,492,000
     Selling, General &
       Administrative Expenses...............................  5,774,000         4,008,000
     Interest, Depreciation and
       Amortization..........................................    827,000           806,000
                                                                 -------           -------

     Income from Operations..................................  4,903,000         1,862,000
     Other Income............................................    255,000           377,000
                                                                 -------           -------

     Income before Provision
       for Income Taxes......................................  5,158,000         2,239,000
     Provision for Income Taxes..............................  1,980,000           972,000
                                                               ---------           -------

     Net Income.............................................. $3,178,000        $1,267,000
                                                              ==========        ==========
     Basic Net Income Per Share Income.......................      $0.89             $0.35
                                                                   =====             =====
     Diluted Net Income Per Share............................      $0.80             $0.33
                                                                   =====             =====

RESULTS FROM OPERATIONS

Fiscal Year 1997 Compared to Fiscal Year 1996

        The Company's net operating revenues in 1997 and 1996 were $15,404,000 and $9,168,000 respectively, an increase of $6,236,000 or 68%. The increase in revenues from 1996 to 1997 includes an increase of $4,741,000 in filmed entertainment revenues and an increase of $1,495,000 in merchandising revenues.

REVENUES

         Net filmed entertainment revenues were $10,565,000 and $5,824,000 in 1997 and 1996, respectively, an increase of $4,741,000 or 81.4%. The increase in filmed entertainment revenues was primarily due to home video revenues of approximately $7.3 million during the period, including the revenues associated with the Company's first feature-length, direct-to-video "Casper, A Spirited Beginning" which was released on September 9, 1997. Home video revenues in 1997 also included a non-refundable advance received from Saban Entertainment ("Saban") for an agreement the Company entered into in the third quarter of 1997 with Saban to co-produce a second feature length, direct-to-video film based on the Company's Casper and Wendy The Witch characters. The production, tentatively entitled "Casper Meets Wendy", is slated for a fall 1998 release. Additionally, in the second quarter of 1997 the

Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original "Casper" movie for theatrical release. The Company received a non-refundable up-front advance for the sequel rights and may receive additional advances and other payments if the sequel is produced. In addition, Universal paid the Company a non-refundable advance against the Company's share of its profit participation for the first 1995 "Casper" movie. There were no such revenues in 1996. A portion of the 1996 filmed entertainment revenues consisted of a non-refundable advance the Company received from Saban in the second quarter of 1996 for the Company's first feature length, direct-to-video "Casper, A Spirited Beginning". Also included in the 1996 filmed entertainment revenues was a non-refundable cash payment advance the Company received from Universal for a distribution agreement wherein Universal was granted the right to broadcast episodes of "Casper and Friends" in the United States for a period of twenty-seven months. There were no such revenues in 1997. Other sources of filmed entertainment revenues in 1997 and 1996 consisted of license fees generated from the "Casper" animated television show which aired on the Fox Kids Network (no new episodes will be produced and there will be no additional license fees), license fees from sales to foreign broadcasters of the Harvey film library, domestic syndication of the "Richie Rich Show," and other miscellaneous sources. In November 1997, the Company's agreement with the foreign distributor of its Harvey Classic Film Library expired. Although no decision has yet been made, the Company may fund all or part of the production and marketing of future filmed entertainment of the Company.

        Net merchandising revenues were $4,839,000 and $3,344,000 in 1997 and 1996, respectively, an increase of $1,495,000 or 45%. The increase in merchandising revenue was due to the Company's newly formed, in-house licensing division, Harvey Consumer Products. A number of the licensees participating in the Company's worldwide Casper merchandising program, which began in 1995 with the release of the first "Casper" theatrical feature, have generated revenues which exceed minimum guaranteed amounts, resulting in additional revenue to the Company. The Company cannot accurately project future merchandising revenues derived from Casper or any of the other Harvey Classic Characters because the ongoing success of the merchandising program is in part dependent upon the exposure, attractiveness and marketability of the particular Harvey Character, and there can be no assurance that merchandising revenues will increase or continue at the same level in the future. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis.

COST OF SALES

        The cost of sales relating to filmed entertainment revenues was $1,773,000 and $1,660,000 in 1997 and 1996, respectively. The increase in the cost of sales is due to an increase in filmed entertainment activity for the year. As a percentage of net filmed entertainment revenues, the cost of sales was 17% and 29% in 1997 and 1996, respectively. The decrease in the cost of sales as a percentage of revenues is due to lower costs associated with certain 1997 production and distribution agreements.

        The cost of sales relating to merchandising was $2,127,000 and $832,000 in 1997 and 1996, respectively. As a percentage of net merchandising revenues, the cost of sales was 44% and 25% in 1997 and 1996, respectively. The increase in cost of sales is due to the shift in control of merchandising for all the Company's characters, including Casper, to the Company and Universal becoming a third party participant sharing in a portion of the Company's revenues from Casper. Pursuant to the Company's 1997 agreement with Universal, Universal's participation in Casper revenues will continue for a limited period of time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") were $5,774,000 and $4,008,000 for 1997 and 1996, respectively, an increase of $1,766,000 or 44%. The increase in SG&A is due to the additional overhead expenses related to the Company's two new divisions, Harvey Consumer Products and Creative Affairs. Additionally, SG&A expenses in 1997 include a reserve against accounts receivable to cover the currently estimated impact on payments from the family entertainment center in Jakarta of political and economic turmoil in Indonesia and a charge for the write-off of the remaining receivable due from Marvel Comics. Marvel Comics filed for bankruptcy reorganization in December 1996 and the Company's remaining receivable from Marvel Comics has become uncollectible. The Company has reacquired its comic book publishing rights from Marvel Comics. As a percentage of net operating revenues, SG&A was 37% and 44% for 1997 and 1996, respectively. The Company expects that SG&A will continue to increase as the Company expands its personnel and enters into the management agreement with Global Media Management

Group, LLC.

DEPRECIATION AND AMORTIZATION

        Depreciation expense was $97,000 and $53,000 in 1997 and 1996, respectively. The increase in depreciation was due to additions of leasehold improvements and furniture, fixtures and equipment in 1997. Amortization of the film library was $520,000 and $558,000 in 1997 and 1996, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $53,000 in 1997 and $51,000 in 1996. Amortization of goodwill was $130,000 in both 1997 and 1996.

INTEREST EXPENSE

        Interest Expense was $27,000 and $14,000 in 1997 and 1996, respectively. Interest expense in 1997 and 1996 was due to annual loan fees on the Company's line of credit. See "Liquidity and Capital Resources."

OTHER INCOME

        Other income, primarily interest income, was $255,000 and $377,000 in 1997 and 1996, respectively. The decrease in other income was due to lower cash balances invested throughout the period, which generated decreased interest income.

INCOME TAXES

        Provision for income taxes was $1,980,000 and $972,000 in 1997 and 1996, respectively. The increase in the provision for income taxes is due to the Company's increased profitability in 1997 versus 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Even though net income increased from $1,267,000 in 1996 to $3,178,000 in 1997, net cash provided by operating activities decreased from $1,833,000 in 1996 to $1,601,000 in 1997. The decrease in net cash provided by operating activities was primarily due to the increase in accounts receivable to $5,261,000 in 1997, compared to a decrease of $1,355,000 in 1996. Approximately 50% of the accounts receivable outstanding in 1997 were due from Saban Entertainment.

        The Company believes that debtors liable on all receivables are of good quality and that the allowance for doubtful accounts at December 31, 1997 in the amount of $606,000 is adequate. The Company continually reevaluates its receivables to reassess its allowance for bad debts.

        Net cash used in investing activities was $495,000 and $199,000 in 1997 and 1996 respectively. The increase in cash used in investing activities is attributed to the Company's purchase of furniture and equipment of $358,000 in 1997 as compared to $160,000 in 1996. In addition, the net cash used in investing activities in 1996 was reduced by $128,000 from the receipt of proceeds from the repayment of a note receivable from an officer stockholder.

        Net cash (used in) provided by financing activities was $(847,000) in 1997 compared to $56,000 net cash provided by financing activities in 1996. The decrease is due to the Company's repurchase of 96,000 shares of its common stock for $1,035,000, or an average price of $10.78 per share in 1997. Under the Company's stock buy back program, the Company may continue to buy shares on the market from time to time.

        The Company has a $5,000,000 revolving credit facility (the "Revolving Facility") with City National Bank, which expires on June 1, 1998. Interest on advances made under the Revolving Facility accrues at 1% above the prime rate as reported by the lender. The credit agreement obligates the Company to maintain a minimum net worth and current ratio and disallows the payment of dividends. The Company has not drawn on this facility. The Revolving Facility is secured by substantially all of the assets of the Company. The Company plans to seek to extend or replace the Revolving Facility prior to its expiration but there can be no assurance that it will be able to do so on acceptable terms or at all. Management believes that the Company's current sources of working capital, including amounts expected to be available under existing or future credit facilities, will provide adequate working capital for the Company's current requirements for at least the next 12 months.

INFLATION AND SEASONALITY

        Inflation has not been material to the Company during the past four years.

UNCERTAINTY OF RESULTS IN 1998

        As noted elsewhere in this filing, the revenues and profits of the Company fluctuate according to the nature and timing of its entertainment products and related merchandising. For example, results during 1997 were significantly impacted by the receipt of nonrefundable advances or releases of direct-to-video products, none of which events have occurred during the first quarter of 1998. New management currently is examining the Company's business plan and results from operations. As a result, the Company is uncertain as to whether its revenues and profits during 1998 will match its revenues and profits for similar periods in 1997 and there can be no assurance that the Company's past results will be repeated in the future.

YEAR 2000

        The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred, or significant Company resources dedicated, in the aggregate or in any single future year to become year 2000 compliant.


ITEM 7.        FINANCIAL STATEMENTS

        [Pages F-1 through F-18 follow.]


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        [NONE.]

[PART III FOLLOWS PAGE F-18, AT PAGE 16.]

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                      Page
INDEPENDENT AUDITORS' REPORT                                                           F-2


CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31,
    1997 AND 1996:

    Consolidated Balance Sheets                                                    F-3 to F-4

    Consolidated Statements of  Income                                                 F-5

    Consolidated Statements of Stockholders' Equity                                    F-6

    Consolidated Statements of Cash Flows                                          F-7 to F-8

    Notes to Consolidated Financial Statements                                     F-9 to F-18

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  The Harvey Entertainment Company
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of The Harvey Entertainment Company and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Harvey Entertainment Company and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





March 9, 1998

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                                            1997               1996
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 6,316,000        $ 6,057,000
  Accounts receivable, net (Note 3)                                             6,239,000          2,342,000
  Prepaid expenses and other current assets                                       219,000            226,000
  Prepaid income taxes (Note 4)                                                                      620,000
                                                                              -----------        -----------
          Total current assets                                                 12,774,000          9,245,000

LONG-TERM ACCOUNTS RECEIVABLE (Note 3)                                          1,774,000            410,000

FILM LIBRARY, Net of accumulated amortization of $3,373,000
   and $2,853,000 in 1997 and 1996, respectively (Note 2)                      10,236,000         10,108,000

FURNITURE AND EQUIPMENT, Net of accumulated depreciation
  of 497,000 and $345,000 in 1997 and 1996, respectively                          483,000            277,000

GOODWILL, Net of accumulated amortization of $1,092,000 and
  $962,000 in 1997 and 1996, respectively                                       1,503,000          1,633,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $210,000 and $160,000 in 1997 and 1996, respectively            590,000            503,000

OTHER ASSETS                                                                      270,000            128,000
                                                                              -----------        -----------
TOTAL (Note 5)                                                                $27,630,000        $22,304,000
                                                                              ===========        ===========



See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                             1997                1996
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Notes 10 and 11)                   $  2,300,000        $  1,075,000
  Income taxes payable (Note 4)                                                  498,000
                                                                            ------------        ------------
           Total current liabilities                                           2,798,000           1,075,000

DEFERRED INCOME TAXES (Note 4)                                                 3,788,000           2,610,000

ACCRUED RENT (Note 6)                                                            131,000             137,000
                                                                            ------------        ------------
          Total liabilities                                                    6,717,000           3,822,000
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 10 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; authorized, 3,000,000 shares;
    none issued (Note 7)
  Common stock, no par value; 10,000,000 common shares authorized;
    3,573,000 shares issued and outstanding in 1997 and 3,642,000 in
    1996 (Notes 8 and 9)                                                      18,153,000          18,900,000
  Retained earnings (accumulated deficit)                                      2,760,000            (418,000)
                                                                            ------------        ------------

          Total stockholders' equity                                          20,913,000          18,482,000
                                                                            ------------        ------------
TOTAL                                                                       $ 27,630,000        $ 22,304,000
                                                                            ============        ============



See notes to consolidated financial statements.
                                                                     (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                1997               1996
OPERATING REVENUES (Note 3):
  Filmed entertainment                                                      $10,565,000        $ 5,824,000
  Merchandising                                                               4,839,000          3,344,000
                                                                            -----------        -----------

           Total operating revenues                                          15,404,000          9,168,000
                                                                            -----------        -----------

OPERATING EXPENSES:
  Cost of sales (Note 3)                                                      3,900,000          2,492,000
  Selling, general and administrative expenses (Notes 8, 10 and 11)           5,774,000          4,008,000
  Amortization of film library, goodwill, trademarks and copyrights,
    and other                                                                   703,000            739,000
  Depreciation and amortization                                                  97,000             53,000
  Interest expense (Note 5)                                                      27,000             14,000
                                                                            -----------        -----------

           Total operating expenses                                          10,501,000          7,306,000
                                                                            -----------        -----------

INCOME FROM OPERATIONS                                                        4,903,000          1,862,000

OTHER INCOME (Note 10)                                                          255,000            377,000
                                                                            -----------        -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      5,158,000          2,239,000

PROVISION FOR INCOME TAXES (Note 4)                                           1,980,000            972,000
                                                                            -----------        -----------

NET INCOME                                                                  $ 3,178,000        $ 1,267,000
                                                                            ===========        ===========


BASIC NET INCOME PER SHARE (Note 9)                                         $      0.89        $      0.35
                                                                            ===========        ===========

DILUTED NET INCOME PER SHARE (Note 9)                                       $      0.80        $      0.33
                                                                            ===========        ===========



See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                         Retained
                                                        Common Stock                     Earnings
                                              ---------------------------------        (Accumulated
                                                 Shares               Amount              Deficit)              Total
                                              ------------         ------------         ------------         ------------
BALANCE,
  JANUARY 1, 1996                                3,630,000         $ 18,844,000         $ (1,685,000)        $ 17,159,000

  Exercise of stock options (Note 8)                12,000               56,000                                    56,000

  Net income                                                                               1,267,000            1,267,000
                                              ------------         ------------         ------------         ------------
BALANCE,
  DECEMBER 31, 1996                              3,642,000           18,900,000             (418,000)          18,482,000

  Exercise of stock options, including
    income tax benefit (Notes 4 and 8)              27,000              288,000                                   288,000

  Shares repurchased and retired                   (96,000)          (1,035,000)                               (1,035,000)

  Net income                                                                               3,178,000            3,178,000
                                              ------------         ------------         ------------         ------------
BALANCE,
  DECEMBER 31, 1997                              3,573,000         $ 18,153,000         $  2,760,000         $ 20,913,000
                                              ============         ============         ============         ============


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                  1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 3,178,000         $ 1,267,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  97,000              53,000
    Amortization of film library, goodwill, trademarks and copyrights,
      and other                                                                   703,000             739,000
    Loss on disposals                                                              55,000
    Deferred income taxes                                                       1,278,000             886,000
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                 (5,261,000)          1,355,000
      Prepaid expenses and other current assets                                     7,000             (55,000)
      Prepaid income taxes                                                        620,000            (620,000)
      Film library                                                               (648,000)         (2,008,000)
      Other assets                                                               (145,000)            (58,000)
      Accounts payable and accrued expenses                                     1,225,000             287,000
      Income taxes payable                                                        498,000             (87,000)
      Accrued rent                                                                 (6,000)             74,000
                                                                              -----------         -----------

          Net cash provided by operating activities                             1,601,000           1,833,000
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                            (358,000)           (160,000)
  Investments in trademarks and copyrights                                       (137,000)           (167,000)
  Proceeds from notes receivable - officer/stockholder                                                128,000
                                                                              -----------         -----------
          Net cash used in investing activities                                  (495,000)           (199,000)
                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                         188,000              56,000
  Repurchased and retired common stock                                         (1,035,000)
                                                                              -----------         -----------
          Net cash (used in) provided by financing activities                    (847,000)             56,000
                                                                              -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         259,000           1,690,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    6,057,000           4,367,000
                                                                              -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 6,316,000         $ 6,057,000
                                                                              ===========         ===========



See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                           1997              1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid (received) during the year for:
    Interest                                            $  37,500         $  14,000
    Income taxes                                        $(416,000)        $ 797,000



See notes to consolidated financial statements.
                                                                     (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


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

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The carrying values of all financial instruments, other than long-term receivables, are representative of their fair values due to their short-term maturities. The carrying values of long-term accounts receivable are considered to approximate their fair values because the interest rates used to discount these instruments are comparable to current rates offered to the Company.

        CASH AND CASH EQUIVALENTS - The Company considers investments with original maturities of 90 days or less to be cash equivalents.

        FILM LIBRARY - Film costs are stated at the lower of cost less accumulated amortization or estimated net realizable value. Film costs consist of direct production costs, production overhead, and capitalized interest and are amortized using the individual film forecast computation method. The individual film forecast method amortizes costs in the ratio that the current period's gross revenues bear to the total estimated gross revenues to be derived from all sources. Such estimates are revised periodically, and estimated losses, if any, are provided for in full at the time determined.

        FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost and are depreciated using the straight-line method over three- to five-year estimated lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

        GOODWILL - Goodwill is amortized on a straight-line basis over 20 years.

        LONG-LIVED ASSETS - As of each balance sheet date, the Company evaluates the recovery of its long-lived assets and recognizes impairment if it is probable that the recorded amounts are not recoverable based upon future undiscounted cash flows or if there is an event or change in circumstances which indicates that the carrying amount of an asset may not be recoverable.

        REVENUE RECOGNITION - The majority of the Company's licensing agreements for merchandising and filmed entertainment call for nonrefundable guaranteed fees, which are recognized when the license period begins, provided certain conditions have been met. Additional merchandising and film licensing revenues are recognized when earned based on royalty statements.

        CONCENTRATION OF CREDIT RISK - The Company at times maintains cash balances at certain financial institutions in excess of federally insured deposits. The Company's trade receivables result primarily from licensing agreements for merchandising and the animation film library, throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon the merchandising and filmed entertainment industries.

        INCOME TAXES - Deferred income taxes represent the tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

        STOCK-BASED COMPENSATION - In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        EARNINGS PER SHARE - In fiscal 1997, the Company adopted SFAS No. 128, "Earnings per Share ("EPS")." SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all publicly held entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting these statements.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the current year's presentation.

2.       FILM INVENTORY

         Film inventory consists of the following at December 31, 1997 and 1996:

                                                                    1997               1996
         Films released, net of accumulated amortization        $ 9,728,000        $10,108,000
         Development                                                508,000
                                                                -----------        -----------
         Total film inventory                                   $10,236,000        $10,108,000
                                                                ===========        ===========

         Based upon the Company's estimates of future gross revenues at December 31, 1997, approximately 17% of the unamortized film library will be amortized during the three-year period ending December 31, 2000. In addition, the Company estimates that approximately 62% of the unamortized film library will be amortized over the next 15 years. Because of the inherent uncertainties in estimating the remaining ultimate gross film revenues, it is at least reasonably possible that the Company's estimates of amortization will change in the near term.

3.       SIGNIFICANT DISTRIBUTORS AND EXPORT SALES

         Accounts receivable consist of the following:

                                                                          1997                1996
         Accounts receivable:
           Domestic                                                   $ 4,098,000         $ 1,302,000
           Foreign                                                      4,521,000           2,023,000
                                                                      -----------         -----------

                                                                        8,619,000           3,325,000
         Allowance for doubtful accounts ($127,000 relating to
           long-term portion)                                            (606,000)           (573,000)
                                                                      -----------         -----------

                                                                        8,013,000           2,752,000
         Long-term portion                                             (1,774,000)           (410,000)
                                                                      -----------         -----------

                                                                      $ 6,239,000         $ 2,342,000
                                                                      ===========         ===========

         Revenues earned from Universal Studios, Inc. ("Universal") accounted for 22% and 42% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, accounts receivable due from Universal totaled $613,000 and $1,177,000, respectively. The revenues and receivables from Universal relate to the worldwide merchandising of the Company's classic characters and the production and distribution of the motion pictures "Casper" and the planned sequel. Through January 1997, Universal acted as the Company's exclusive merchandising agent. In January 1997, the Company and Universal entered into a new merchandising agreement whereby the Company serves as its own agent and, for a limited period of time, will remit a percentage of the merchandising revenues, net of certain expenses, to Universal. The amount due to Universal under this new agreement is $1,444,000 at December 31, 1997.

         In 1996, the Company licensed to Saban Entertainment ("Saban") the rights to co-produce a feature length direct to video based on the Company's character Casper. The first direct to video, "Casper, A Spirited Beginning" was released in September 1997. In 1997, the Company licensed to Saban the right to co-produce a second feature length direct to video featuring the Company's Casper and Wendy the Witch characters, which is slated for a fall 1998 release. Revenues from Saban accounted for 47% and 36% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, accounts receivable due from Saban totaled $4,291,000. No amounts were due from Saban at December 31, 1996.

        Export sales by geographic area for the years ended December 31, 1997 and 1996 are as follows:

                                          1997                  1996
         Asia                          $1,480,000            $  144,000
         Canada                            40,000               179,000
         Europe                         2,261,000             1,309,000
         Other                            625,000               360,000
                                       ----------            ----------
                                       $4,406,000            $1,992,000
                                       ==========            ==========



4.      INCOME TAXES

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

        The provision for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                                                1997              1996

         Current                                             $  702,000        $   86,000
                                                             ----------        ----------

         Deferred                                             1,178,000           886,000
         Amounts related to exercise of stock options           100,000
                                                             ----------        ----------
         Total deferred                                       1,278,000           886,000
                                                             ----------        ----------
         Provision for income taxes                          $1,980,000        $  972,000
                                                             ==========        ==========

         The income tax benefits resulting from the exercise of stock options have been reflected as an addition to stockholders' equity.

         Income tax computed at the statutory federal income tax rate of 34% and 35% for the years ended December 31, 1997 and 1996, respectively, and the provision for income taxes in the financial statements for the years ended December 31, 1997 and 1996 differ as follows:

                                                                          1997                1996

         Provision computed at the statutory rate                     $ 1,754,000         $   784,000
         State income taxes, net of federal income tax benefit            247,000             143,000
         Amortization of goodwill                                          45,000              45,000
         Other                                                            (66,000)
                                                                      -----------         -----------
         Provision for income taxes                                   $ 1,980,000         $   972,000
                                                                      ===========         ===========

5.       DEBT

         The Company has a revolving loan and security agreement that allows maximum borrowings of up to $5,000,000 and expires on June 1, 1998. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the lenders' prime rate (8.5% at December 31, 1997) plus 1% per annum. The agreement is subject to certain requirements, including, but not limited to, the maintenance of minimum net worth, current ratio and indebtedness to net worth, and also disallows the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants. No amounts were outstanding under this line of credit at December 31, 1997 or 1996.

6.       COMMITMENTS AND CONTINGENCIES

         Leases - The Company is committed under operating leases to minimum rental payments (exclusive of real estate taxes and maintenance, net of sublease income) through 2004 as follows:

    YEAR ENDING             GROSS          SUBLEASE
    DECEMBER 31,           RENTALS         INCOME                    NET
      1998              $   593,000       $ 261,000           $   332,000
      1999                  605,000         246,000               359,000
      2000                  618,000         171,000               447,000
      2001                  513,000          14,000               499,000
      2002                  286,000                               286,000
      Thereafter            453,000                               453,000
                        -----------       ---------           -----------
                        $ 3,068,000       $ 692,000           $ 2,376,000
                        ===========       =========           ===========





        The effective annual rent expense for the Company is the total rent to be paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent amount paid and the effective rent recognized for financial statement purposes is reported as accrued rent.

        Rent expense charged to operations was $259,000 and $216,000 for the years ended December 31, 1997 and 1996, respectively. Rent expense is net of sublease income of $257,000 and $162,000 in 1997 and 1996, respectively.

        EMPLOYMENT AGREEMENTS - The Company has employment contracts with its Chairman/Chief Executive Officer and Executive Vice President/Chief Financial Officer that require periodic payments aggregating $450,000 per year through April 1998. In addition, the Company has employment contracts with three other employees and two consultants that require payments aggregating $629,000, $482,000 and $160,000 in 1998, 1999 and
        2000, respectively.

        YEAR 2000 - The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred, or significant Company resources dedicated, in the aggregate or in any single future year to become year 2000 compliant.

7.      PREFERRED STOCK

        The Company is authorized to issue 3,000,000 shares of $1 par value preferred stock. The Board of Directors, without further action by the holders of the common stock, may fix or alter the rights, preferences, privileges and restrictions of the preferred stock.

8.      STOCK OPTIONS AND WARRANTS

        1993 AND 1994 STOCK OPTION PLANS - Under the Company's 1993 Stock Option Plan, the Company granted options to purchase 400,000 shares of common stock to officers and employees. In 1994, the Company adopted the 1994 Stock Option Plan, under which the Company can grant options to purchase 200,000 shares of common stock. As of December 31, 1997, 200 shares remained unissued under the plans. The Company has discretion, subject to the terms of the plans, to select the persons entitled to receive options, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares, and the number of shares subject thereto.

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

        STOCK OPTION PLAN OF 1997 - The stock option plan of 1997 provides for the grant of options to purchase an aggregate of 250,000 shares of common stock. As of December 31, 1997, 133,800 shares remained unissued under the plan. Officers, directors and other key employees are eligible to receive grants of either incentive stock options or nonqualified stock options; non-employee directors may be granted only nonqualified stock options. The exercise price of each option granted under the 1997 plan must be at least 100% of the fair market value per share on the date option is granted, except that options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock shall be at an exercise price no less than 110% of fair market value on the date of grant.

        The term of each option may not exceed 10 years from the date of grant (5 years for any 10% stockholder). Vesting of the options is determined on a case-by-case basis.

        In December 1996, the Board of Directors authorized that all options outstanding with an exercise price in excess of $7.25 be repriced to $7.25 per share. The new exercise price was in excess of the trading price of the Company's common stock at the date of repricing.

        The following table summarizes option transactions during the two years ended December 31, 1997 under the aforementioned plans:

                                                  NUMBER         WEIGHTED
                                                 OF SHARES       AVERAGE
                                                                  PRICE
                                                                PER SHARE
                                                 --------         -----
         Balance, January 1, 1996                 689,000         $5.35
           Granted                                 39,000         $7.25
           Exercised                              (12,000)        $7.25
           Canceled                               (33,000)        $7.25
                                                 --------         -----

         Balance, December 31, 1996               683,000         $5.33
           Granted                                164,000         $8.33
           Exercised                              (26,000)        $6.44
                                                 --------         -----

         Balance, December 31, 1997               821,000         $5.89
                                                 ========         =====

         Vested as of December 31, 1997           662,000
                                                 ========

        The following summarizes pricing and term information for options outstanding as of December 31, 1997:

                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                   -------------------------------------------   --------------------------
                                       WEIGHTED
      RANGE OF        NUMBER            AVERAGE       WEIGHTED                     WEIGHTED
      EXERCISE      OUTSTANDING        REMAINING      AVERAGE     EXERCISABLE       AVERAGE
       PRICES      AT DECEMBER 31,    CONTRACTUAL     EXERCISE   AT DECEMBER 31,   EXERCISE
                       1997             LIFE           PRICE          1997          PRICE

$ 4.00 - $ 4.40       450,000        0.6 years         $ 4.39        390,000        $ 4.39
  7.25 -   7.75       323,000        8.8 years         $ 7.37        252,000        $ 7.52
  8.81                 23,000        9 years           $ 8.81
 10.63 -  11.00        25,000        9 years           $10.70         20,000        $10.63
                      -------                                        -------
$ 4.00 - $11.00       821,000        4.29 years        $ 5.89        662,000        $ 5.77
                      =======                                        =======

        The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1997 and 1996 pursuant to SFAS No. 123 was approximately $367,000 and $80,000, respectively. Had the Company adopted SFAS No. 123, pro forma net income would have been $2,729,000 and $1,187,000, and pro forma net income per share would have been $0.77 and $0.33 for 1997 and 1996, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, volatility of 30%, a risk-free interest rate of 6.28% and expected option lives of three years.

        WARRANTS - In connection with a public offering in 1993, the underwriters received warrants to acquire 120,000 shares of the Company's common stock for 145% of the offering price ($10.88 per share). During 1997, warrants were exercised for 5,000 shares of common stock. At December 31, 1997, warrants to acquire 52,000 shares remained outstanding. The warrants expire in June 1998.

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

        STOCK REPURCHASE PROGRAM - In January 1997, the Board of Directors authorized (subject to stockholder approval) a stock repurchase program whereby the Company may, from time to time, in market transactions, purchase up to 10% of its outstanding common stock. The Company has repurchased 96,000 shares during the year ended December 31, 1997.

9.      EARNINGS PER SHARE

        Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

        The following table reconciles basic EPS to diluted EPS for the years ended December 31, 1997 and 1996:

                                                                1997
                                            -------------------------------------------
                                             INCOME             SHARES        PER-SHARE
                                           (NUMERATOR)       (DENOMINATOR)     AMOUNT
Basic EPS                                   $3,178,000         3,555,000        $0.89
                                                                                =====
Effect of dilutive securities:
  Options                                                        403,000
  Warrants                                                         6,000
                                            ----------         ---------
Diluted EPS -
  Net income and assumed conversions        $3,178,000         3,964,000        $0.80
                                            ==========         =========        =====


                                                                  1996
                                            -------------------------------------------
                                              INCOME             SHARES        PER-SHARE
                                            (NUMERATOR)       (DENOMINATOR)     AMOUNT
Basic EPS                                   $1,267,000         3,639,000        $0.35
                                                                                =====
Effect of dilutive securities -
  Options                                                        243,000
                                            ----------         ---------
Diluted EPS -
  Net income and assumed conversions        $1,267,000         3,882,000        $0.33
                                            ==========         =========        =====



        Warrants to purchase 100,000 shares of common stock at $13.48 per share were outstanding as of December 31, 1997; warrants to purchase 157,000 shares of common stock at $10.88-$13.48 per share were outstanding as of December 31, 1996 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants expire at various dates from June 1998 through January 1999.

10.     RELATED PARTIES

        Note receivable consisted of a loan to the Company's Chairman/Chief Executive Officer, collateralized by a deed of trust. This note was repaid in 1996. Interest income on this note totaled $10,000 for the year ended December 31, 1996 and is included in other income.

        In September 1997, the Company entered into a related party consulting/producing arrangement with JEM Entertainment, Inc. The Company incurred $52,000 for the year ended December 31, 1997 under this arrangement and the Company is obligated to $125,000 for each of the two years ending December 31, 1999.


        Through July 1993, the Company had a month-to-month consulting agreement with a corporation owned by a former member of the Board of Directors of the Company (see Note 5) whereby the Company paid a $5,000 per month retainer against a fee equal to 10% of the gross margin, as defined, of designated transactions. In addition, the related corporation receives certain compensation when Universal develops motion pictures featuring certain characters owned by the Company. The Company expensed $100,000 for the year ended

        December 31, 1993 under this agreement, which is included in accounts payable and accrued expenses at December 31, 1996.

        Another corporation owned by this former member of the Board of Directors is the present music publisher for certain films owned by the Company. The Company will also share in future music publishing income, if any, generated by these films. To date, no material income has been generated from music publishing.

11.     PROFIT-SHARING PLAN

        The profit-sharing plan covers substantially all employees with more than one year of service with the Company. Contributions under the profit-sharing plan are at the discretion of the Company and are limited to 15% of eligible employee compensation. The profit-sharing plan expense totaled $129,000 and $76,000 in 1997 and 1996, respectively, and is included in accounts payable and accrued expenses.


                                     ******

                                    PART III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


ITEM 10.       EXECUTIVE COMPENSATION


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders presently anticipated to be held in June, 1998. The called for by Items 9-12 above will be included in such definitive Proxy Statement under the captions "Election of Directors," "Management and Directors," "Executive Compensation and Other Remuneration," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," which are hereby incorporated herein by reference.


ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

      EXHIBIT
      NUMBER          DESCRIPTION
      ------          -----------

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

        10.5 1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit

               10.41 of Company's Registration Statement No. 33-63363-LA)

        10.6   Special Salary Reduction Stock Option Plan of 1993 and Stock
               Option Agreements (incorporated herein by reference to Exhibit
               10.42 of Company's Registration Statement No. 33-63363-LA)

        10.7 Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration
               Statement No. 33-63363-LA)

        10.13  September 28, 1993, Amendment to Memorandum of Distribution
               Agreement dated December 7, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

        10.14  Office Lease between Registrant and 100 Wilshire Associates dated
               December 8, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended
               December 31, 1993)

        10.15  Revolving Loan and Security Agreement between Registrant and City
               National Bank dated October 27, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

        10.16  1994 Stock Option Plan (incorporated by reference to the
               Registrant's 1994 definitive Proxy Statement)

        10.17  Agreement dated September 22, 1994 between MCA, Inc. and the
               Company (incorporated herein by reference to the Company's
               Quarterly Report on Form 10-QSB for the quarter ended September
               30, 1994)

        10.18 Multi-Agreement Amendment No. 2 dated as of November 1, 1994 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-
               KSB for the year ended December 31, 1995)

        10.19 Multi-Agreement Amendment No. 3 dated as of September 1, 1995 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-
               KSB for the year ended December 31, 1995)

        10.20  Sublease Agreement dated as of November 14, 1995 between the
               Company and Travelers Management, Inc., a California corporation
               (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

        10.21  Amended and Restated Employment Agreement effective as of April
               17, 1995 between the Company and Jeffrey A. Montgomery
               (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

        10.22  Amended and Restated Employment Agreement effective as of April
               17, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

        10.23  Stock Option Agreement dated as of July 13, 1995 between the
               Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

        10.24  Stock Option Agreement dated as of July 13, 1995 between the
               Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended
               December 31, 1995)

        10.25 Letter Agreement dated as of March 15, 1995 between MCA, Inc. and the Company re: Baby Huey (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

        10.26 Casper Live Action Direct-To-Video Agreement dated May 28, 1996 between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form
               10-QSB for the quarter ended June 30, 1996)

        10.27  Sublease dated September 22, 1996 between MCA Records, Inc. and the Company (incorporated herein by reference to the Company's
               Annual Report on Form 10-KSB for the year ended December 31,
               1996)

        10.28  Warrant Agreement with Arnhold and S. Bleichroeder dated January
               16, 1997 (incorporated herein by reference to the Company's
               Annual Report on Form 10-KSB for the year ended December 31,
               1996)

        10.29  Warrant Agreement with Michael Doherty dated January 16, 1997
               (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.30  Richie Rich Live Action Direct-To-Video Agreement between the
               Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996) (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.31 Summary of lease terms for the premises located at 1999 Avenue of the Stars, Los Angeles (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended
               December 31, 1996)

        10.32  Extension Agreement with City National Bank dated June 1, 1996
               (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

        10.33  The Harvey Entertainment Company 1997 Stock Option Plan
               (incorporated herein by reference to the Company's 1997 definitive Proxy Statement)

        10.34  Term Sheet for Universal/Harvey Restated Agreement, dated May 15,
               1997 between the Company and Universal Studios, Inc.
               (incorporated herein by reference to the Company's Quarterly
               Report on Form 10-QSB for the quarter ended June 30, 1997
               (portions of which were redacted and filed under a confidentiality request))

        10.35  Casper Meets Wendy Direct-to-Video Agreement, dated September 5,
               1997, between the Company and Saban Entertainment Inc.
               (incorporated herein by reference to the Company's Quarterly
               Report on Form 10-QSB for the quarter ended September 30, 1997
               (portions of which were redacted and filed under a confidentiality request))

        10.36 Stock Option Agreement dated April 17, 1997 between the Company and Gregory M. Yulish*

        10.37 Stock Option Agreement dated April 17, 1997 between the Company and Jeffrey A. Montgomery*

        10.38  Multi-Agreement Amendment No. 5 dated June 1, 1997 to Revolving
               Loan and Security Agreement dated October 27, 1993, between the
               Company and City National Bank, N.A.*

        21 List of subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No.
               33-63363-LA)

        23.1   Consent of Deloitte & Touche LLP*

        27     Financial Data Schedules

----------
        * Filed herewith

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE HARVEY ENTERTAINMENT COMPANY
(Registrant)


Date:  April 14, 1998                      By:  /s/ Anthony J. Scotti
                                                --------------------------------
                                                Anthony J. Scotti
                                                Interim Chief Executive Officer

Date:  April 14, 1998                      By:  /s/ Michael S. Hope
                                                --------------------------------
                                                Michael S. Hope
                                                Interim Chief Financial Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                        DATE
        ---------                       -----                        ----


 /s/ Gary M. Gray                     Director                    April 13, 1998
-------------------------
Gary M. Gray


 /s/ Michael S. Doherty               Director                    April 13, 1998
-------------------------
Michael S. Doherty


 /s/ Allan R. Raphael                 Director                    April 13, 1998
-------------------------
Allan R. Raphael