Form 10QSB
period 1998-03-31
HARVEY ENTERTAINMENT CO
filed 1998-05-15
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1998

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission File Number 0-23000

                        The Harvey Entertainment Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                 95-4217605
     -------------------------------                  ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's phone number, including area code          (310) 789-1990
                                               -------------------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                           Outstanding at May 5, 1998
  -----                                           --------------------------
  Common                                                  4,186,941

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

INDEX
------------------------------------------------------------------------------

                                                                                               PAGE
                                                                                               ----
PART I

  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                            1-2

  Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997             3

  Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997             4

  Notes to Consolidated Financial Statements                                                     5

  Management's Discussion and Analysis of Financial Condition and Results of Operations         6-8


PART II

  OTHER INFORMATION                                                                             9-10

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                    MARCH 31,       DECEMBER 31,
ASSETS                                                                1998             1997
                                                                   -----------      -----------
                                                                   (UNAUDITED)
  Cash and cash equivalents                                        $ 7,251,000      $ 6,316,000

  Accounts receivable, net of allowance for doubtful accounts
    of $658,000 and $606,000 in 1998 and 1997, respectively          6,715,000        8,013,000

  Prepaid income taxes                                                 819,000

  Prepaid expenses and other assets                                    362,000          489,000

  Film library, net of accumulated amortization of $3,888,000
    and $3,373,000 in 1998 and 1997, respectively                    9,721,000       10,236,000

  Furniture and equipment, net of accumulated
    depreciation of $531,000 and $497,000 in 1998 and 1997,
    respectively                                                       543,000          483,000

  Goodwill, net of accumulated amortization of $1,124,000
    and $1,092,000 in 1998 and 1997, respectively                    1,470,000        1,503,000

  Trademarks and copyrights, net of accumulated
    amortization of $243,000 and $210,000 in 1998 and 1997,
    respectively                                                       641,000          590,000
                                                                   -----------      -----------

TOTAL                                                              $27,522,000      $27,630,000
                                                                   ===========      ===========


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                MARCH 31,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1998             1997
                                                              ------------     ------------
                                                               (UNAUDITED)
LIABILITIES:

  Accounts payable and accrued expenses                       $  2,411,000     $  2,300,000

  Income taxes payable                                                              498,000

  Deferred income taxes                                          2,665,000        3,788,000

  Accrued rent and other liabilities                               212,000          131,000
                                                              ------------     ------------

          Total liabilities                                      5,288,000        6,717,000
                                                              ------------     ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares
    authorized, none issued
  Common stock, no par value, 10,000,000 shares authorized,
    4,098,000 issued and outstanding at March 31, 1998 and
    3,573,000 at December 31, 1997                              21,273,000       18,153,000

  Retained earnings                                                961,000        2,760,000
                                                              ------------     ------------

          Total stockholders' equity                            22,234,000       20,913,000
                                                              ------------     ------------

TOTAL                                                         $ 27,522,000     $ 27,630,000
                                                              ============     ============


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -----------------------------
                                                        1998             1997
                                                    -----------       -----------
OPERATING REVENUES:
  Filmed entertainment                              $    85,000       $   763,000
  Merchandising                                         775,000         1,018,000
                                                    -----------       -----------

           Net operating revenues                       860,000         1,781,000
                                                    -----------       -----------

OPERATING EXPENSES:
  Cost of sales                                         311,000           632,000
  Selling, general and administrative expenses        2,966,000         1,383,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                    580,000            88,000
  Depreciation expense                                   34,000            22,000
                                                    -----------       -----------

           Total operating expenses                   3,891,000         2,125,000
                                                    -----------       -----------

LOSS FROM OPERATIONS                                 (3,031,000)         (344,000)

OTHER INCOME                                             34,000            56,000
                                                    -----------       -----------

LOSS BEFORE INCOME TAX BENEFIT                       (2,997,000)         (288,000)

INCOME TAX BENEFIT                                    1,198,000           105,000
                                                    -----------       -----------

NET LOSS                                            $(1,799,000)      $  (183,000)
                                                    ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                               3,585,000         3,594,000
                                                    ===========       ===========

NET LOSS PER SHARE:
  Basic                                             $     (0.50)      $     (0.05)
                                                    ===========       ===========
  Diluted                                           $     (0.50)      $     (0.05)
                                                    ===========       ===========



See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           --------------------------------
                                                                                1998              1997
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $   (1,799,000)   $     (183,000)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation                                                                   34,000            22,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                                   580,000            88,000
    Deferred income taxes                                                        (559,000)         (105,000)
    Warrant expense                                                                                  35,000
    Write-off of leasehold improvements                                                              20,000
Changes in operating assets and liabilities:
   Accounts receivable, net                                                     1,298,000          (670,000)
   Prepaid income taxes                                                          (819,000)
   Prepaid expenses and other assets                                              (27,000)           28,000
   Video inventory write-off                                                      154,000
   Accounts payable and accrued expenses                                          111,000          (147,000)
   Income taxes payable                                                          (498,000)
   Accrued rent and other liabilities                                              81,000            72,000
                                                                           --------------    --------------

        Net cash used in operating activities                                  (1,444,000)         (840,000)
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                             (94,000)         (102,000)
  Investments in trademarks, copyrights and film library                          (83,000)         (204,000)
                                                                           --------------    --------------

        Net cash used in investing activities                                    (177,000)         (306,000)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                       2,556,000
  Repurchase and retirement of common stock                                                       (357,000)
                                                                           --------------    --------------

        Net cash provided by (used in) financing activities                     2,556,000          (357,000)
                                                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              935,000        (1,503,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                  6,316,000         6,057,000
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS, End of period                                   $    7,251,000    $    4,554,000
                                                                           ==============    ==============

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of The Harvey Entertainment Company and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the March 31, 1997 consolidated financial statements to conform with current quarter's presentation. The accompanying financial statements should be read in conjunction with the more detailed 1997 financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1998.

In the opinion of the Company, the accompanying unaudited financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGE IN MANAGEMENT

On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Management Group, LLC for an initial six-month term.

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Results of Operations - The Company's net operating revenues in the 1998 and 1997 three month periods were $860,000 and $1,781,000 respectively, a decrease of $921,000. The decrease in revenues from 1997 to 1998 includes a decrease of $678,000 in filmed entertainment revenues and a decrease of $243,000 in merchandising revenues. The development of new revenue opportunities in the filmed entertainment area requires significant lead time. The number of projects expected to generate revenues in 1998 is limited and, accordingly, the Company expects that 1998 operating results will be adversely impacted compared to prior periods. The Company is in the early stages of formulating a new business plan, the results of which will not be realized until subsequent periods.

Revenues - Net filmed entertainment revenues were $85,000 and $763,000 in 1998 and 1997, respectively, a decrease of $678,000. In February 1997, the Company and Universal Cartoon Studios received an order from Fox Kid's Network for an additional 26 thirty-minute episodes of "Casper" for a total of 52 animated episodes resulting in license fee revenues of $303,000 for 1997, but only $63,000 for 1998. The decrease is due to fewer episodes being produced in the first quarter of 1998 than in the first quarter of 1997. No additional episodes have been ordered. Foreign broadcast license revenues from the Harvey Classic Film Library accounted for $22,000 in 1998 and $38,000 in 1997. The low revenues were due in part to the expiration of the Company's distribution agreement with its prior foreign distributor, which expired in November 1997. In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. The remaining balance of 1997 first quarter revenues, consist of revenues associated with the domestic barter sales of the "Richie Rich" animated series which premiered in September 1996, and residuals from the Richie Rich cartoon series distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner. There were no such comparable revenues for 1998.

Net merchandising revenues were $775,000 and $1,018,000 in 1998 and 1997, respectively, a decrease of $243,000. The revenues in 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's first, feature length direct-to-video, "Casper, A Spirited Beginning" released in September 1997, entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, all minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis.

The ongoing success of the merchandising program is in part dependent upon the attractiveness and future marketability of the Harvey Classic Characters.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $198,000 and $187,000 in 1998 and 1997, respectively. The increase in cost of sales relative to comparable revenue amounts is due to a $150,000 adjustment in the carrying value of certain video inventory.

Merchandising costs of sales were $113,000 and $445,000 in 1998 and 1997, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $2,966,000 and $1,383,000 for 1998 and 1997, respectively, an increase of $1,583,000. The increase in SG&A in the 1998 period is primarily the result of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal Studios, Inc.'s, Harvey-related merchandising business. Additionally, the Company incurred increased salaries and consulting expenses in the current period.

Depreciation and Amortization - Depreciation expense was $34,000 and $22,000 in 1998 and 1997. Amortization of the film library was $515,000 and $43,000 in 1998 and 1997, respectively. The amortization amount in the current period includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs. Amortization of trademarks and copyrights was $33,000 in 1998 and $13,000 in 1997. Amortization of goodwill was $32,000 in both 1998 and 1997.

Other Income - Other income includes interest income, which was $67,000 and $56,000 in 1998 and 1997, respectively. The increase in interest income was due to higher cash balances during the period, which generated increased interest income. Other income in 1998 was net of $33,000 in currency translation loss related to the Company's licensing and merchandising activities in foreign territories.

Income Taxes - Income tax benefit was $1,198,000 and $105,000 in 1998 and 1997, respectively. The increase is due to the increase in operating losses.

Liquidity and Capital Resources - Net cash used in operating activities was $2,008,000 and $840,000 in 1998 and 1997, respectively. The increase in cash used in operations was primarily due to the higher operating loss in 1998 and tax payments made in the current period.

Net cash used in investing activities was $177,000 and $306,000 in 1998 and 1997, respectively. The decrease in cash used in investing activities is primarily due to less investment by the Company in its trademarks, copyrights and film library.

Net cash provided by (used in) financing activities was $3,120,000 and $(357,000) in 1998 and 1997, respectively. The increase is due to the exercise of employee stock options.

The Company has a $5,000,000 revolving credit facility with City National Bank, which expires on June 1, 1998. The Company is presently in discussion with the bank on extending the maturity date of the facility.

Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The Company has not drawn on this facility. The facility is secured by substantially all of the assets of the Company. Management believes that the Company's current sources of working capital, including amounts expected to be available under existing or future credit facilities, will provide adequate working capital for the Company's current requirements for at least the next 12 months.

OTHER INFORMATION


Item 1 - 1. Franklin Litigation. On September 30, 1994, the Company filed suit in the Superior Court of the State of California for the County of Los Angeles against Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc., seeking to recover damages arising from, among other things, wrongful usurpation of corporate business opportunities. The Company filed a related claim against Franklin's business partner Stephen Waterman in May 1996. The Company was also named in a related action filed by the defendants' insurers, American Casualty Co., in which the insurers sought determinations as to their obligations to provide insurance coverage for the claims made by the Company against the defendants. In June 1997, judgment was granted in favor of the Company in the Franklin action an amount in excess of $800,000, and the cross-complaint brought by defendant ATI against the Company was dismissed. The defendants appealed. The parties have reached a tentative settlement agreement conditional on the approval of the bankruptcy court, among other things. The conditions have not yet been satisfied.

Item 1 - 2. Realty Trust Advisors, Inc. On December 31, 1997, Realty
            Trust Advisors, Inc. filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998 the Company filed a Demurrer and a Motion to Strike portions of the First Amended Complaint. The hearing on the Company's Demurrer and Motion to Strike is scheduled for June 10, 1998.

Items 2 through 4 are omitted as not applicable.

Item 5 -   Other Information
           None

Item 6 (a) - Exhibit 10.39   Employment Agreement dated as of October 1996
                             between the Company and Charles Day

             Exhibit 10.40 Stock Option Agreement dated as of October 1996 between the Company and Charles Day

             Exhibit 10.41 Amendment dated December 19, 1997 to Employment Agreement dated as of October 1996 between the Company and Charles Day

             Exhibit 10.42 Stock Option Agreement dated December 19, 1997 between the Company and Charles Day

             Exhibit 10.43 Employment Agreement dated February 27, 1998 between the Company and Don Gold

             Exhibit 10.44 Stock Option Agreement dated February 27, 1998 between the Company and Don Gold

             Exhibit 10.45 Management Consulting Agreement dated March 23, 1998 between the Company and Global Media Management Group, LLC

           Exhibit 10.46 Warrant Agreement dated March 23, 1998 between the Company and Anthony J. Scotti, Michael S. Hope and Leonard Breijo

           Exhibit 10.47 Stock Option Agreement Director dated April 13, 1998 between the Company and Gary M. Gray

           Exhibit 10.48 Stock Option Agreement Services dated April 13, 1998 between the Company and Anthony J. Scotti

           Exhibit 10.49 Stock Option Agreement Services dated April 13, 1998 between the Company and Michael S. Hope

           Exhibit 10.50 Stock Option Agreement Services dated April 13, 1998 between the Company and Leonard Breijo

           Exhibit 10.51 Termination and Consulting Agreement and Mutual General Release dated April 17, 1998 between the Company on one hand, and Gregory M. Yulish, Jane McGregor and JEM Entertainment, Inc., on the other

Item 6 (b) - Reports on Form 8-K
             None

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                THE HARVEY ENTERTAINMENT COMPANY
                AND SUBSIDIARY (Registrant)


May 15, 1998        /s/Anthony J. Scotti
                    -------------------------------
                    Anthony J. Scotti
                    Interim Chief Executive Officer


May 15, 1998        /s/Michael S. Hope
                    -------------------------------
                    Michael S. Hope
                    Interim Chief Financial Officer