Form 10QSB
period 1998-06-30
HARVEY ENTERTAINMENT CO
filed 1998-08-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1998

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to________

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

1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's phone number, including area code   (310) 789-1990
                                              ----------------------------------


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

                                                              YES  X   NO
                                                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                   Outstanding at August 12, 1998
   -----                                   ------------------------------
  Common                                            4,186,941

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------


                                                                                                      PAGE
PART I

   FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                         1-2

   Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 1998
     and 1997                                                                                           3

   Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997            4

   Notes to Condensed Consolidated Financial Statements                                                 5

   Management's Discussion and Analysis of Financial Condition and Results of Operations              6-10


PART II

   OTHER INFORMATION                                                                                   11

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                         JUNE 30,           DECEMBER 31,
ASSETS                                                                    1998                 1997
                                                                       -----------          -----------
                                                                       (UNAUDITED)
  Cash and cash equivalents                                            $ 5,614,000          $ 6,316,000

  Accounts receivable, net of allowance for doubtful accounts
    of $658,000 and $606,000 in 1998 and 1997, respectively              5,858,000            8,013,000

  Prepaid income taxes                                                     820,000                   --

  Prepaid expenses and other current assets                                617,000              489,000

  Film library, net of accumulated amortization of $3,892,000
     and $3,373,000 in 1998 and 1997, respectively                       9,819,000           10,236,000

  Furniture and equipment, net of accumulated
     depreciation of $563,000 and $497,000 in 1998 and 1997,
     respectively                                                          547,000              483,000

  Goodwill, net of accumulated amortization of $1,157,000
     and $1,092,000 in 1998 and 1997, respectively                       1,438,000            1,503,000

  Trademarks and copyrights, net of accumulated
     amortization of $250,000 and $210,000 in 1998 and 1997,
     respectively                                                          697,000              590,000
                                                                       -----------          -----------

TOTAL                                                                  $25,410,000          $27,630,000
                                                                       ===========          ===========



See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              1998                  1997
                                                                                           -----------          ------------
                                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES:

  Accounts payable and accrued expenses                                                  $  1,474,000           $  2,300,000

  Income taxes payable                                                                             --                498,000

  Deferred income taxes                                                                     1,897,000              3,788,000

  Accrued rent and other liabilities                                                          187,000                131,000
                                                                                         ------------           ------------

          Total liabilities                                                                 3,558,000              6,717,000
                                                                                         ------------           ------------

STOCKHOLDERS' EQUITY:

  Preferred stock $1 par value, 3,000,000 shares authorized, none issued Common stock, no par value, 10,000,000 shares authorized,
  4,187,000 issued and outstanding at June 30, 1998 and
  3,573,000 at December 31, 1997                                                           21,874,000             18,153,000

  Retained earnings (Accumulated deficit)                                                     (22,000)             2,760,000
                                                                                         ------------           ------------

          Total stockholders' equity                                                       21,852,000             20,913,000
                                                                                         ------------           ------------

TOTAL                                                                                    $ 25,410,000           $ 27,630,000
                                                                                         ============           ============


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   ----------------------------      ----------------------------
                                                      1998             1997              1998            1997
OPERATING REVENUES:
  Filmed entertainment                             $    20,000      $ 2,142,000      $   105,000      $ 2,905,000
  Merchandising                                        400,000          738,000        1,175,000        1,757,000
                                                   -----------      -----------      -----------      -----------

           Net operating revenues                      420,000        2,880,000        1,280,000        4,662,000
                                                   -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  Cost of sales                                        126,000        1,065,000          437,000        1,697,000
  Selling, general and administrative expenses       1,924,000        1,405,000        4,890,000        2,789,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                    43,000          107,000          623,000          195,000
  Depreciation expense                                  32,000           22,000           66,000           44,000
                                                   -----------      -----------      -----------      -----------

           Total operating expenses                  2,125,000        2,599,000        6,016,000        4,725,000
                                                   -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                       (1,705,000)         281,000       (4,736,000)         (63,000)

OTHER INCOME                                            72,000           52,000          106,000          109,000
                                                   -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAX
  BENEFIT (PROVISION)                               (1,633,000)         333,000       (4,630,000)          46,000

INCOME TAX BENEFIT (PROVISION)                         650,000         (150,000)       1,848,000          (46,000)
                                                   -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                  $  (983,000)     $   183,000      $(2,782,000)     $         0
                                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING - Basic                                4,174,000        3,954,000        3,908,000        3,882,000
                                                   ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE - Basic                $     (0.24)     $      0.05      $     (0.71)     $      0.00
                                                   ===========      ===========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          -----------      -----------
                                                                              1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(2,782,000)     $        --
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                                                               66,000           44,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                               623,000          195,000
    Deferred income taxes                                                  (1,891,000)          27,000
    Warrant expense                                                                --           35,000
    Write-off of leasehold improvements                                            --           20,000
Changes in operating assets and liabilities:
  Accounts receivable, net                                                  2,155,000         (300,000)
  Prepaid expenses and other assets                                          (128,000)          93,000
  Prepaid income taxes                                                       (820,000)         425,000
  Account payable and accrued expenses                                       (826,000)          68,000
  Income taxes payable                                                       (498,000)              --
  Accrued rent and other liabilities                                           56,000           65,000
                                                                          -----------      -----------

           Net cash (used in) provided by operating activities             (4,045,000)         672,000
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Film library                                                               (102,000)              --
  Purchase of furniture and equipment                                        (130,000)        (264,000)
  Investments in trademarks and copyrights and film library                  (147,000)        (221,000)
                                                                          -----------      -----------

           Net cash used in investing activities                             (379,000)        (485,000)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect                3,722,000               --
  Repurchase and retirement of common stock                                        --         (357,000)
                                                                          -----------      -----------

           Net cash provided by (used in) financing activities              3,722,000         (357,000)
                                                                          -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (702,000)        (170,000)

CASH AND CASH EQUIVALENTS, Beginning of period                              6,316,000        6,057,000
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                                  $ 5,614,000      $ 5,887,000
                                                                          ===========      ===========




See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SUMMARY OF ACCOUNTING POLICIES

The condensed consolidated financial statements of The Harvey Entertainment Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1998.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and the consolidated results of operations and consolidated cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Management Group, LLC ("Global") for an initial six-month term. In July 1998, the Company's Board of Directors unanimously approved a new three year business plan. Pursuant to the plan, the Company contemplates producing up to 12 direct-to-video products over the next three years, commencing in 1999 and one new television show per year. The Company is currently in negotiations with several major media companies to secure both domestic and international distribution agreements for the new direct-to-video products. Additionally, the Board authorized an executive recruitment effort to identify and retain a senior management team to succeed its present interim management. In July 1998, at the request of the Board of Directors, Global has agreed to a three-month extension of its management contract to December 23, 1998. During the three-month extension period, the interim management from Global will assist the Board of Directors in an executive recruitment effort to identify and retain a permanent senior management team.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Results of Operations - The Company's net operating revenues in the 1998 and 1997 three month periods were $420,000 and $2,880,000 respectively, a decrease of $2,460,000. The decrease in revenues from 1997 to 1998 includes a decrease of $2,122,000 in filmed entertainment revenues and a decrease of $338,000 in merchandising revenues. The development of new revenue opportunities in the filmed entertainment area requires significant lead time. The number of projects expected to generate revenues in 1998 is limited and, accordingly, the Company expects that the Company's operating results will be adversely impacted compared to prior periods. The Company has formulated a new business plan, the results of which will not be realized until subsequent periods. The new business plan increases the Company's involvement in direct-to-video productions and calls for the development of one new television show per year. The new business plan reinforces the Company's continued development and exploitation of licensing and merchandise rights for the Company's portfolio of classic characters. Execution of the new business plan will require securing a senior management team, entering into a video distribution agreement and arranging a financing package to fund production activities, none of which can be assured.

Revenues - Net filmed entertainment revenues were $20,000 and $2,142,000 in the three months ended June 30, 1998 and 1997, respectively, a decrease of $2,122,000. The decrease in filmed entertainment revenues was primarily due to the Company receiving non-refundable upfront advances from Universal Studios, Inc. ("Universal") for an agreement entered into in May 1997 to produce and distribute a motion picture sequel to the "Casper" movie released theatrically in 1995. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's profit participation from the first 1995 "Casper" movie. There were no such comparable revenues in 1998. Also contributing to the higher revenues in 1997 were the license fees generated from the "Casper" animated television show on Fox Kids' Network. In February 1997, the Company and Universal Cartoon Studios received an order from Fox Kids' Network for an additional 26 thirty minute episodes for a total of 52 animated episodes resulting in license fee revenues of $418,000 in the second quarter of 1997. There were no such revenues in the second quarter of 1998. Foreign broadcast license revenues from the Harvey Classic Film Library accounted for $20,000 in the second quarter of 1998 and $106,000 in the second quarter of 1997. The reduction in revenues in 1998 is due in part to the expiration of the Company's distribution agreement with its prior foreign distributor, which expired in November 1997. In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. Other filmed entertainment revenues in 1997 relate to domestic syndication of the "Richie Rich" and other miscellaneous sources.

Net merchandising revenues were $400,000 and $738,000 in 1998 and 1997, respectively, a decrease of $338,000. The revenues in 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, the ancillary exploitation and future marketability of the Harvey Classic Characters.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $7,000 and $690,000 in 1998 and 1997, respectively. The decrease in cost of sales is due to a decrease in filmed entertainment activity for the period.

Merchandising costs were $119,000 and $375,000 in 1998 and 1997, respectively. The decrease in merchandising costs is due to a decrease in merchandising activity for the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,924,000 and $1,405,000 for 1998 and 1997, respectively, an increase of $519,000. The increase in SG&A is primarily due to higher costs incurred for salaries, consulting and legal expenses in the current period.

Depreciation and Amortization - Depreciation expense was $32,000 and $22,000 in 1998 and 1997, respectively. Amortization of the film library was $4,000 and $61,000 in 1998 and 1997, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $7,000 in 1998 and $14,000 in 1997. Amortization of goodwill was $32,000 in both 1998 and 1997.

Other Income - Other income was $72,000 and $52,000 in 1998 and 1997, respectively. The increase in other income was due to higher dividend income in the current period.

Income Taxes - Income tax benefit (provision) was $650,000 and $(150,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Results of Operations - The Company's net operating revenues in the 1998 and 1997 six month periods were $1,280,000 and $4,662,000 respectively, a decrease of $3,382,000. The net decrease in revenues from 1997 to 1998 includes a decrease of $2,800,000 in filmed entertainment revenues and a decrease of $582,000 in merchandising revenues.

Revenues - Net filmed entertainment revenues were $105,000 and $2,905,000 in 1998 and 1997, respectively, a decrease of $2,800,000. The decrease in filmed revenues was primarily due to the Company receiving non-refundable upfront advances from Universal Studios, Inc. ("Universal") for an agreement entered into in May 1997 to produce and distribute a motion picture sequel to the "Casper" movie released theatrically in 1995. The Company was paid a non-refundable upfront advance for the sequel and, if the sequel is produced the Company will receive additional non-refundable cash advances to be recouped from the Company's gross profit participations in worldwide distribution and merchandising sales. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's profit participation from the first 1995 "Casper" movie. There were no such comparable revenues in 1998. Also contributing to the higher revenues in 1997 were the license fees generated from the "Casper" animated television show on Fox Kids' Network. In February 1997, the Company and Universal Cartoon Studios received an order from Fox Kids' Network for an additional 26 thirty minute episodes for a total of 52 animated episodes resulting in license fee revenues of $721,000 in 1997, but only $63,000 in 1998. Foreign broadcast license revenues from the Harvey Classic Film Library accounted for $42,000 in 1998 and $144,000 in 1997. The low revenues were due in part to the expiration of the Company's distribution agreement with its prior foreign distributor, which expired in November 1997. In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. Other filmed entertainment revenues in 1997 relate to domestic syndication of the "Richie Rich" show, royalties from Richie Rich cartoon series which is distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner Inc., and other miscellaneous sources.

Net merchandising revenues were $1,175,000 and $1,757,000 in 1998 and 1997, respectively, a decrease of $582,000. The revenues in 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness and future marketability of the Harvey Classic Characters.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $205,000 and $877,000 in 1998 and 1997, respectively. The decrease in costs of sales is due to a decrease in filmed entertainment activity for the period. The high cost of sales relative to comparable revenue amounts is due to a $150,000 adjustment in the carrying value of certain video inventory in the first quarter of 1998.

Merchandising costs were $232,000 and $820,000 in 1998 and 1997, respectively. The decrease in merchandising costs is due to a decrease in merchandising activity for the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $4,890,000 and $2,789,000 for 1998 and 1997, respectively, an increase of $2,101,000. The increase in SG&A in the 1998 period includes the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal's Harvey-related merchandising business. Additionally, pursuant to the new business plan the Company has undergone a significant expansion over its prior activities and has thus incurred increased salaries, consulting and other overhead expenses in 1998. The Company cannot ascertain or give assurances at this time whether the execution of the new business plan will ultimately be successful.

Depreciation and Amortization - Depreciation expense was $66,000 and $44,000 in 1998 and 1997, respectively. Amortization of the film library was $519,000 and $104,000 in 1998 and 1997, respectively. The amortization amount in the current period includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs based on the Company's new business plan. Amortization of trademarks, copyrights and other was $40,000 in 1998 and $27,000 in 1997. Amortization of goodwill was $64,000 in both 1998 and 1997.

Other Income - Other income was $106,000 in 1998, which was comparable to $109,000 in 1997.

Income Taxes - Income tax benefit (provision) was $1,848,000 and $(46,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the operating losses and the tax effect of the stock options exercised.


LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was $(4,045,000) and $672,000 in 1998 and 1997, respectively. The decrease in cash flows from operations was primarily due to the operating loss in 1998 and the payment of accrued expenses partially offset by collections of accounts receivable.

Net cash used in investing activities was $379,000 and $485,000 in 1998 and 1997, respectively. The decrease in cash used in investing activities was primarily due to less investment by the Company in its trademarks, copyrights and film library and purchase of less furniture and equipment in 1998.

Net cash provided by (used in) financing activities was $3,722,000 and $(357,000) in 1998 and 1997, respectively. The increase is due to the exercise of employee stock options in 1998 as compared to the Company's repurchase of common stock in 1997.

The Company has a $5,000,000 revolving credit facility with City National Bank, which expires on September 1, 1998. Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The facility is secured by substantially all of the assets of the Company. The Company must maintain at all times cash or marketable securities with a value of no less than $2,500,000 and not permit the Company's net worth to fall below $20,000,000 for any quarter or at any fiscal year end. The Company has not drawn on this facility and it is not expected that this facility will be drawn on prior to its expiration. It is unlikely that this facility will be renewed.

The new business plan contemplates a significant expansion of the Company's direct-to-video and television production activities as well as, for the first time, positioning the Company to actively participate in both financing and producing the projects. Accordingly, the Company will require additional working capital to support the funding of its productions in an amount currently estimated to exceed $40,000,000, a large portion of which would be sought in the form of debt financing. It is anticipated that any such financing will be dependent on a number of factors, including engagement of satisfactory permanent management, and completion of satisfactory distribution agreements for the Company's anticipated new product. It is anticipated that the Company will require such financing or, should such working capital financing not be available at that time, interim financing prior to the end of the current calendar quarter. Should the Company be unsuccessful in securing the financing necessary to implement its business plan, or interim financing to allow it to continue its present level of activity pending new permanent management and receipt of working capital financing, it would be forced to make significant revisions in its operations, which could include curtailment of its production activities, the sale of assets, reduction in overhead and other measures necessary to provide sufficient liquidity to continue to operate.

OTHER INFORMATION

Item 1 - 1.    Franklin Litigation.  On September 30, 1994, the Company filed suit in the Superior Court of the State of California for the County of Los Angeles against Jeffrey Franklin d/b/a ATI
               Enterprises, and Franklin/Waterman Entertainment, Inc., seeking to recover damages arising from, among other things, wrongful usurpation of corporate business opportunities. ATI filed a cross-complaint against the Company for commissions. The Company filed a related claim against Franklin's business partner Stephen
               Waterman in May 1996. The Company was also named in a related action filed by the defendants' insurers, American Casualty Co., in which the insurers sought determinations as to their obligations to provide insurance coverage for the claims made by the Company against the defendants. In June 1997, judgment was granted in favor of the Company in the Franklin action for an amount in excess of $800,000, and the cross-complaint brought by defendant ATI against the Company was dismissed. The defendants appealed. The parties have reached a tentative settlement agreement conditional on the approval of the bankruptcy court, among other things. The conditions have not yet been satisfied.

               Item 1 - 2. Realty Trust Advisors, Inc. On December 31, 1997, Realty Trust Advisors, Inc. ("RTA") filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998 the Company filed a Demurrer and a Motion to Strike the fraud and punitive damages portions of the First Amended Complaint, which were granted. On or about July 9, 1998, the Company filed an answer to the First Amended Complaint and a cross-complaint against RTA and its principal, Anne Keshen, for fraud and declaratory relief.

Items 2 through 4 are omitted as not applicable.

Item 5    -    Other Information
               None


Item 6 (a)-    Exhibit 10.52 Multi-Agreement No 6 dated June 1, 1998 to
               Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A.

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


                   THE HARVEY ENTERTAINMENT COMPANY
                   AND SUBSIDIARY (Registrant)


August 12, 1998    /s/Anthony J. Scotti
                   ---------------------------------------

                   Anthony J. Scotti
                   Interim Chief Executive Officer


August 12, 1998    /s/Michael S. Hope
                   ---------------------------------------

                   Michael S. Hope
                   Interim Chief Financial Officer