Form 10-Q
period 1998-09-30
HARVEY ENTERTAINMENT CO
filed 1998-11-13
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

    1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055

--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's phone number, including area code      (310) 789-1990
                                               ---------------------------------

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

                           YES  [X]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at November 13, 1998
    --------                             --------------------------------
     Common                                         4,186,941

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


INDEX
--------------------------------------------------------------------------------


                                                                                               PAGE
                                                                                               ----
PART I

  FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997              1-2

  Condensed Consolidated Statements of Operations - Three and Nine Months Ended
    September 30, 1998 and 1997                                                                  3

  Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998
    and 1997                                                                                     4

  Notes to Condensed Consolidated Financial Statements                                           5

  Management's Discussion and Analysis of Financial Condition and Results of Operations        6-10


PART II

  OTHER INFORMATION                                                                             11

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                  SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                 1998            1997
                                                                   (UNAUDITED)

  Cash and cash equivalents                                        $ 1,835,000      $ 6,316,000

  Accounts receivable, net of allowance for doubtful accounts
    of $630,000 and $606,000 in 1998 and 1997, respectively          4,179,000        8,013,000

  Refundable income taxes                                              665,000               --

  Prepaid expenses and other current assets                            817,000          489,000

  Film library, net of accumulated amortization of $3,896,000
     and $3,373,000 in 1998 and 1997, respectively                  12,335,000       10,236,000

  Furniture and equipment, net of accumulated
     depreciation of $599,000 and $497,000 in 1998 and 1997,
     respectively                                                      560,000          483,000

  Goodwill, net of accumulated amortization of $1,189,000
     and $1,092,000 in 1998 and 1997, respectively                   1,406,000        1,503,000

  Trademarks and copyrights, net of accumulated
     amortization of $269,000 and $210,000 in 1998 and 1997,
     respectively                                                      830,000          590,000
                                                                   -----------      -----------
TOTAL                                                              $22,627,000      $27,630,000
                                                                   ===========      ===========


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                              SEPTEMBER 30,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               1998              1997
                                                                               (UNAUDITED)
LIABILITIES:

  Accounts payable and accrued expenses                                       $  2,165,000       $  2,300,000

  Income taxes payable                                                                  --            498,000

  Deferred income taxes                                                            436,000          3,788,000

  Accrued rent and other liabilities                                               180,000            131,000
                                                                              ------------       ------------

          Total liabilities                                                      2,781,000          6,717,000
                                                                              ------------       ------------

STOCKHOLDERS' EQUITY:

  Preferred stock $1 par value, 3,000,000 shares authorized, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   4,187,000 issued and outstanding at September 30, 1998 and
   3,573,000 at December 31, 1997                                               21,874,000         18,153,000

  Retained earnings (Accumulated deficit)                                       (2,028,000)         2,760,000
                                                                              ------------       ------------

          Total stockholders' equity                                            19,846,000         20,913,000
                                                                              ------------       ------------
TOTAL                                                                         $ 22,627,000       $ 27,630,000
                                                                              ============       ============


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------------     -----------------------------
                                                      1998             1997             1998             1997
OPERATING REVENUES:
  Filmed entertainment                            $ (2,295,000)    $  5,559,000     $ (2,190,000)    $  8,464,000
  Merchandising                                      1,174,000        1,567,000        2,349,000        3,324,000
                                                  ------------     ------------     ------------     ------------

           Net operating revenues                   (1,121,000)       7,126,000          159,000       11,788,000
                                                  ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Cost of sales                                        556,000        1,047,000          993,000        2,744,000
  Selling, general and administrative expenses       1,761,000        1,434,000        6,651,000        4,224,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                    55,000          332,000          678,000          526,000
  Depreciation expense                                  36,000           35,000          102,000           79,000
                                                  ------------     ------------     ------------     ------------

           Total operating expenses                  2,408,000        2,848,000        8,424,000        7,573,000
                                                  ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                       (3,529,000)       4,278,000       (8,265,000)       4,215,000

OTHER INCOME                                           217,000           69,000          323,000          178,000
                                                  ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX
  BENEFIT (PROVISION)                               (3,312,000)       4,347,000       (7,942,000)       4,393,000

INCOME TAX BENEFIT (PROVISION)                       1,306,000       (1,796,000)       3,154,000       (1,842,000)
                                                  ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                 $ (2,006,000)    $  2,551,000     $ (4,788,000)    $  2,551,000
                                                  ============     ============     ============     ============

WEIGHTED AVERAGE SHARES O/S - Basic                  4,187,000        3,590,000        4,015,000        3,596,000
                                                  ============     ============     ============     ============
WEIGHTED AVERAGE SHARES O/S - Diluted                                 4,121,000                         3,974,000
                                                                   ============                      ============

NET INCOME (LOSS) PER SHARE - Basic               $      (0.48)    $       0.71     $      (1.19)    $       0.71
                                                  ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE - Diluted                              $       0.62                      $       0.64
                                                                   ============                      ============


See accompanying notes to condensed consolidated financial statements

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                 NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $(4,788,000)      $ 2,551,000
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                                                                102,000            79,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                                 678,000           526,000
    Deferred income taxes                                                    (3,352,000)          (19,000)
    Non-cash reduction in accounts receivable                                 3,266,000                --
    Write-off of leasehold improvements                                              --            37,000
Changes in operating assets and liabilities:
  Investment in film library                                                 (2,622,000)         (142,000)
  Accounts receivable, net                                                      568,000        (3,064,000)
  Prepaid expenses and other assets                                            (328,000)         (253,000)
  Refundable income taxes                                                      (665,000)          425,000
  Account payable and accrued expenses                                         (135,000)          316,000
  Income taxes payable                                                         (498,000)        1,842,000
  Accrued rent and other liabilities                                             49,000            41,000
                                                                            -----------       -----------

           Net cash (used in) provided by operating activities               (7,725,000)        2,339,000
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                          (179,000)         (338,000)
  Investment in trademarks and copyrights                                      (299,000)          (65,000)
                                                                            -----------       -----------

           Net cash used in investing activities                               (478,000)         (403,000)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect                  3,722,000           118,000
  Warrant expense                                                                    --            35,000
  Repurchase and retirement of common stock                                          --          (357,000)
                                                                            -----------       -----------

           Net cash provided by (used in) financing activities                3,722,000          (204,000)
                                                                            -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (4,481,000)        1,732,000

CASH AND CASH EQUIVALENTS, Beginning of period                                6,316,000         6,057,000
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS, End of period                                    $ 1,835,000       $ 7,789,000
                                                                            ===========       ===========


See accompanying notes to condensed consolidated financial statements

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and the consolidated results of operations and consolidated cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

On September 21, 1998, the Board of Directors of The Harvey Entertainment Company announced that it had engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to the Company. Pursuant to the engagement, DLJ is assisting the Company in pursuing strategic alternatives intended to maximize shareholder value. Such alternatives include, but may not be limited to the sale, merger, consolidation or recapitalization of the business, securities or assets of the Company. There can be no assurance as to the outcome, timing or success of the DLJ engagement.

On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Management Group, LLC ("Global") for an initial six-month term. In July 1998, the Company's Board of Directors unanimously approved a new three year business plan. Pursuant to the plan, the Company contemplated producing up to 12 direct-to-video products over the next three years, commencing in 1999 and one new television show per year. Additionally, the Board authorized an executive recruitment effort to identify and retain a senior management team to succeed its present interim management. In July 1998, at the request of the Board of Directors, Global agreed to a three-month extension of its management contract to December 23, 1998. The execution of the Company's plan has been delayed indefinitely as the Board of Directors, interim management and DLJ explore possible strategic alternatives.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Results of Operations - The number of projects generating revenues in 1998 has been limited and, accordingly, the Company's operating results have been and will be adversely impacted in contrast to comparable periods in the prior year. The Company's newly formulated business plan, which would require entering into long-term video distribution agreements and obtaining a financing package to fund production activities, has not been implemented and thus any possible results will not be realized until subsequent periods, if ever. The Company has finished producing one live-action, direct-to-video featuring the Company's classic character Baby Huey. The Company has negotiated an agreement with a major media company for the distribution of the new direct-to-video production entitled "Baby Huey's Great Easter Adventure" scheduled for release in Spring 1999. Development of all other new products is subject to the results of the Company's pursuit of certain strategic alternatives. The Company has continued to develop and exploit its licensing and merchandise rights for the Company's portfolio of classic characters. In July 1998, as part of the business plan, the Board of Directors approved the publishing of a new monthly magazine, targeted for children four to ten years of age, entitled Harvey, the Magazine for Kids(C). The on-sale date for the December premiere issue is November 17, 1998.

Revenues - Net filmed entertainment revenues were a negative $2,295,000 in the three months ended September 30, 1998 compared to $5,559,000 in the comparable period of 1997. The current quarter reflects an adjustment of $2,316,000 to reduce the Company's estimate of the lifetime profitability of the 1997 direct-to-video title "Casper, A Spirited Beginning." The Company's original forecast projected worldwide sales of approximately 5 million units whereas actual sales to date as reported during the quarter to the Company by the video's distributor approximate 4.5 million, necessitating the adjustment in the current quarter. Although a second direct-to-video title, "Casper Meets Wendy", was released on September 22, 1998, the Company will not record additional revenues on that title beyond the non-refundable advance received in 1997 until such time as the actual shipments indicate that the Company's profit participation will exceed the advance. Filmed entertainment revenues in the three months ended September 30, 1997 include revenues from the shipment of "Casper, A Spirited Beginning" and the recognition of the aforementioned advance on "Casper Meets Wendy." Other filmed entertainment revenues in both periods were insignificant.

Net merchandising revenues were $1,174,000 and $1,567,000 in the three months ended September 30, 1998 and 1997, respectively, a decrease of $393,000. The revenues in 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, the ancillary exploitation and future marketability of the Harvey Classic Characters.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $8,000 and $404,000 in 1998 and 1997, respectively. The decrease in cost of sales is due to a substantial decrease in filmed entertainment activity for the period.

Merchandising costs were $480,000 and $643,000 in 1998 and 1997, respectively. The decrease in merchandising costs is due to a decrease in merchandising activity for the period.

Publishing costs related to the Company's new monthly magazine were $68,000 in 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,761,000 and $1,434,000 for 1998 and 1997, respectively, an increase of $327,000. The Company incurred increased salaries, consulting and other overhead expenses in the current period.

Depreciation and Amortization - Depreciation expense was $36,000 and $35,000 in 1998 and 1997, respectively. Amortization of the film library was $4,000 and $286,000 in 1998 and 1997, respectively. The decrease in amortization is due to the decrease in revenue derived from the film library, which is being amortized in accordance with the individual film forecast method. Amortization of trademarks, copyrights and other was $19,000 in 1998 and $14,000 in 1997. Amortization of goodwill was $32,000 in both 1998 and 1997.

Other Income - Other income was $217,000 and $69,000 in 1998 and 1997, respectively. The increase in other income reflects a favorable litigation settlement in the current period.

Income Taxes - Income tax benefit (provision) was $1,306,000 and $(1,796,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues - Net filmed entertainment revenues were a negative $2,190,000 in the nine months ended September 30, 1998 compared to $8,464,000 in the comparable period of 1997. The current period reflects an adjustment of $2,316,000 to reduce the Company's estimate of the lifetime profitability of the 1997 direct-to-video title "Casper, A Spirited Beginning." The Company's original forecast projected worldwide sales of approximately 5 million units whereas actual sales to date as reported during the quarter to the Company by the video's distributor approximate 4.5 million, necessitating the adjustment in the current period. Filmed entertainment revenues in the nine months ended September 30, 1997 include revenues from the shipment of "Casper, A Spirited Beginning" and the recognition of the aforementioned advance on "Casper Meets Wendy." Additionally, in the second quarter of 1997 the Company entered into an agreement with Universal Studios, Inc. ("Universal") to produce and distribute a motion picture sequel to the original "Casper" movie for theatrical release. The Company was paid a non-refundable advance for the sequel and, if the sequel is produced the Company will receive additional non-refundable cash advances. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance against the Company's profit participation from the first 1995 "Casper" movie. There were no such revenues in the 1998 comparable period. Also contributing to the higher revenues in 1997 were the license fees generated from the "Casper" animated television show on Fox Kids' Network. In February 1997, the Company and Universal Cartoon Studios received an order from Fox Kids's Network for an additional 26 thirty minute episodes for a total of 52 animated episodes resulting in license fee revenues of $792,000 in 1997, but only $63,000 in 1998. Foreign broadcast license revenues from the Harvey Classic Film Library accounted for $62,000 in 1998 and $293,000 in 1997. The low revenues were due in part to the expiration of the Company's distribution agreement with its prior foreign distributor, which expired in November 1997. In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Film Library. Other filmed entertainment revenues in 1997 relate to domestic syndication of the "Richie Rich" show, royalties from Richie Rich cartoon series which is distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner Inc., and other miscellaneous sources.

Net merchandising revenues were $2,349,000 and $3,324,000 in the nine months ended September 30, 1998 and 1997, respectively, a decrease of $975,000. The revenues in 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness and future marketability of the Harvey Classic Characters.

Cost of Sales - Costs of sales relating to filmed entertainment revenues were $213,000 and $1,281,000 in 1998 and 1997, respectively. The decrease in costs of sales is due to a decrease in filmed entertainment activity for the period.

Merchandising costs were $712,000 and $1,463,000 in 1998 and 1997, respectively. The decrease in merchandising costs is due to a decrease in merchandising activity for the period.

Publishing costs related to the Company's new monthly magazine were $68,000 in 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $6,651,000 and $4,224,000 for 1998 and 1997, respectively, an increase of $2,427,000. The increase in SG&A in the 1998 period includes the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal's Harvey-related merchandising business. Additionally, the Company incurred increased salaries, consulting and other overhead expenses in 1998.

Depreciation and Amortization - Depreciation expense was $102,000 and $79,000 in 1998 and 1997, respectively. Amortization of the film library was $523,000 and $390,000 in 1998 and 1997, respectively. The amortization amount in the current period includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs based on the Company's new business plan. Amortization of trademarks, copyrights and other was $58,000 in 1998 and $39,000 in 1997. Amortization of goodwill was $97,000 in both 1998 and 1997.

Other Income - Other income was $323,000 and $178,000 in 1998 and 1997, respectively. The increase in other income reflects a favorable litigation settlement in 1998.

Income Taxes - Income tax benefit (provision) was $3,154,000 and $(1,842,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income, and the tax effect of the stock options exercised.


LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was $(7,725,000) and $2,339,000 in 1998 and 1997, respectively. The decrease in cash flows from operations was primarily due to the operating loss in 1998 and the production of the live-action, direct-to-video featuring the Company's classic character Baby Huey.

Net cash used in investing activities was $478,000 and $403,000 in 1998 and 1997, respectively. The increase in cash used in investing activities was primarily due to more investment by the Company in its trademarks and copyrights.

Net cash provided by (used in) financing activities was $3,722,000 and $(204,000) in 1998 and 1997, respectively. The increase is due to the exercise of employee stock options in 1998 as compared to the Company's repurchase of common stock in 1997.

The Company has received a commitment from City National Bank for a $2,500,000 revolving credit facility, which will expire on March 31, 1999. Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The facility is secured by substantially all of the assets of the Company. The facility is subject to certain requirements, including, but not limited to, the maintenance of minimum net worth and also disallows the payment of dividends. The facility is believed to be sufficient to fund the business through March 31, 1999 assuming limited operations, but is not sufficient to implement the business plan approved by the Board of Directors in July 1998.

OTHER INFORMATION

Item 1 - 1. Franklin Litigation. On September 30, 1994, the Company filed suit in the Superior Court of the State of California for the County of Los Angeles against Jeffrey Franklin d/b/a ATI Enterprises, and Franklin/Waterman Entertainment, Inc., seeking to recover damages arising from, among other things, wrongful usurpation of corporate business opportunities. ATI filed a cross-complaint against the Company for commissions. The Company filed a related claim against Franklin's business partner Stephen Waterman in May 1996. The Company was also named in a related action filed by the defendants' insurers, in which the insurers sought determinations as to their obligations to provide insurance coverage for the claims made by the Company against the defendants. In June 1997, judgment was granted in favor of the Company in the Franklin action for an amount in excess of $800,000, and the cross-complaint brought by defendant ATI against the Company was dismissed. The defendants appealed. In May 1998, the Company settled all three actions for a payment to it of $170,000 by the defendants' insurers. That settlement was subject to the approval of the bankruptcy court. In September 1998, bankruptcy court approval was obtained and dismissals of those actions have now been entered.

Item 1 - 2. Realty Trust Advisors, Inc. On December 31, 1997, Realty
            Trust Advisors, Inc. ("RTA") filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998 the Company filed a demurrer and a motion to strike the fraud and punitive damage portions of the first amended complaint, which were granted. In August 1998, RTA unsuccessfully sought relief from that order in the court of appeal. On or about July 9, 1998, the Company filed an answer to the first amended complaint and a cross-complaint against RTA and its principal, Anne Keshen, for fraud and declaratory relief. RTA filed a demurrer and a motion to strike the fraud and punitive damage portions of the Company's cross-complaint, which was denied. Cross-defendants filed their answer on or about November 3, 1998. Trial of this action is scheduled for July 1999.

Items 2 through 4 are omitted as not applicable.

Item 5 -    Other Information
            None


Item 6(a) - Exhibit 10.53 Extension to the Management Consulting
            Agreement dated July 22, 1998 between the Company and Global Media Management Group, LLC (portions of which have been redacted and filed under a confidentiality request)

            Exhibit 10.54 Agreement dated September 18, 1998 between the Company and Donaldson, Lufkin & Jenrette Securities Corporation (portions of which have been redacted and filed under a confidentiality request)

Item 6(b) - Reports on Form 8-K
            None

                                            SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE HARVEY ENTERTAINMENT COMPANY
                    AND SUBSIDIARY (Registrant)


November 13, 1998   /s/Anthony J. Scotti
                    ----------------------------------
                    Anthony J. Scotti
                    Interim Chief Executive Officer


November 13, 1998   /s/Michael S. Hope
                    ----------------------------------
                    Michael S. Hope
                    Interim Chief Financial Officer