Form 10KSB40
period 1998-12-31
HARVEY ENTERTAINMENT CO
filed 1999-04-13
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number: 0-23000

                        THE HARVEY ENTERTAINMENT COMPANY
                 (Name of Small Business Issuer in its charter)


              CALIFORNIA                              95-4217605
    (State or Other Jurisdiction          (I.R.S. Employer Incorporation or
           of Organization)                       Identification No.)

                      1999 AVENUE OF THE STARS, SUITE 2050,
                          LOS ANGELES, CALIFORNIA 90067
               (Address of Principal Executive Offices) (Zip Code)

          Issuer's Telephone Number, Including Area Code: 310-789-1990

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to the Form 10-K SB: /X/

      State issuer's revenue for its most recent fiscal year: $(1,569,000)

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 12, 1999, a date within the past 60 days, is: $25,121,646.

State the number of shares outstanding of each of issuer's classes of common equity, as of April 12, 1999: 4,186,941.

Transitional Small Business Disclosure Format:  Yes: / /  No: /X/

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this report: portions of issuer's Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of issuer's fiscal year, are incorporated herein by reference in Part III of this Annual Report.

                                     PART I

ITEM 1.   BUSINESS

                                  INTRODUCTION

GENERAL:

         The Harvey Entertainment Company, together with its subsidiaries Harvey Comics, Inc. and Baby Huey Productions, Inc. (the "Company"), owns and exploits a library of widely recognized classic characters (the "Harvey Classic Characters") and other intellectual property assets, including a related film library of animated short features (the "Harvey Classic Library"). The roster of Harvey Classic Characters includes the following well known characters:

                       o    Casper, the Friendly Ghost
                       o    Richie Rich
                       o    Baby Huey
                       o    Wendy, the Good Little Witch
                       o    the Ghostly Trio (Fatso, Stinkie and Stretch)
                       o    Hot Stuff

as well as Little Audrey, Little Lotta, Little Dot, Herman and Katnip, Stumbo the Giant and Buzzy the Funny Crow among others. The Harvey Classic Library includes 274 six- to eight-minute animated short features, which in most cases star one or more of the Harvey Classic Characters.

HISTORY:

         The Company is the successor to Harvey Comics, Inc. ("Harvey Comics") which was founded in 1939 by the Harvey family. In the late 1950s Harvey Comics acquired rights to many of the popular Paramount Pictures cartoon stars, including Casper, Baby Huey, Little Audrey and many others. Harvey Comics was active during the 1950s and 1960s - the "golden age" of comics. However, as its founders retired in the early 1980s, the family-owned Harvey Comics became dormant. In 1989 the Company's predecessor purchased Harvey Comics to exploit its intellectual property.

         In 1990, the Company sold an approximately 20% equity share to an affiliate of Universal Studios, Inc. ("Universal") and entered into a merchandising and distribution agreement with Universal. In 1993, the Company completed its initial public offering of common stock. In 1994 and 1995, two motion pictures licensed by the Company were released featuring Harvey Classic Characters - Richie Rich (Warner Bros.) and Casper (Universal). In 1996, the weekly animated television series "Casper" premiered on Fox Kid's Network produced in conjunction with Universal Cartoon Studios (52 episodes produced during two seasons). In 1996 and 1997, the Company contracted with Saban Entertainment to produce two direct-to-video live action full-length "Casper" films and one direct-to-video live action full-length "Richie Rich" film. In addition, in order to exert more direct control over its character rights and merchandising activities, the Company reacquired from Universal control of all merchandising rights (except those relating to a Casper or Casper character motion picture produced or released by Universal, as further described below) and rights of First Negotiation/First Refusal and First Negotiation in all the Harvey Classic Characters (other than certain rights to Casper, Casper characters and new characters appearing in the "Casper" movie). The Company agreed to provide Universal an exclusive release window for the first sequel to the 1995 "Casper" movie, the right of First Refusal/First Negotiation for the first direct-to-video production featuring Casper after the release of any "Casper" sequel, and the right to exploit related movie merchandising. In 1997, the Company also terminated a license agreement with Marvel Comics and reacquired the right to publish, distribute and license comic books based upon the Harvey Classic Characters. In 1998, the Fox Family Channel commenced the running of a daily program entitled "Harvey Toons," scheduled to end in August 1999. In 1998, the Company also released its direct-to-video live action feature "Baby Huey's Great Easter Adventure" through Columbia-TriStar Home Video.

                               RECENT DEVELOPMENTS

CHANGE IN MANAGEMENT:

         On March 20, 1998, the Board of Directors voted not to renew the employment agreements of the Company's then Chief Executive Officer, Jeffrey A. Montgomery, and then Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27, 1998 and March 30,1998 respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. Effective as of March 23, 1998 the Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, through a management services agreement with Global Media Management Group, LLC ("Global Media"). The management services of Global Media are currently being provided on a month-to-month basis.

STRATEGIC ALTERNATIVES:

         On September 21, 1998, the Company's board of directors (the "Board of Directors") announced that it had engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to the Company. Under the terms of the engagement, DLJ helped the Company to evaluate and pursue strategic alternatives intended to maximize shareholder value. Such alternatives included, but were not limited to the sale, merger, consolidation or recapitalization of the business, securities or assets of the Company.

         On April 7, 1999, in connection with the Company's review of strategic alternatives, the Company entered into a definitive Stock Purchase Agreement with Roger A. Burlage, Michael R. Burns, Ken Slutsky and The Kushner-Locke Company pursuant to which Harvey will receive $11.5 million in cash and $5.5 million in common stock of Kushner-Locke in consideration of the issuance of newly-issued shares of Harvey's Series A Convertible Preferred Stock. As part of such transaction, Roger A. Burlage, formerly President and Chief Executive Officer of LIVE Entertainment Inc., will lead a new permanent management team for Harvey. Completion of the transaction remains subject to satisfaction or waiver of certain conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         The Company's principal executive offices are located at 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067; its phone number is (310) 789-1990.

                                    BUSINESS

         The Company's business strategy has historically involved exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and other ancillary markets.

FILMED ENTERTAINMENT: Filmed entertainment includes direct-to-video films, television series and theatrical releases.

DIRECT-TO-VIDEO (HOME VIDEO)

         Direct-to-video productions are full-length feature films released on video without a prior theatrical release. In 1996 and 1997, the Company contracted with Saban Entertainment ("Saban") to produce two direct-to-video live action full-length films featuring Casper and one direct-to-video live action full-length film featuring Richie Rich. During those years, the Company derived a substantial portion of its revenues from its direct-to-video licensing. While the Company in past years has co-produced direct-to-video product through agreements with third parties who bear the economic risks of production, the Company approved a business plan in 1998 to produce and market direct-to-video products itself in order to capture a greater share of the potential profits of such products. In this regard, the Company assumed greater risk if the product ultimately is unsuccessful.

         "BABY HUEY'S GREAT EASTER ADVENTURE"

         In November 1998, the Company completed production of a direct-to-video, live-action, full-length musical comedy film, "Baby Huey's Great Easter Adventure." The video was released through Columbia-TriStar Home Video in March 1999 and based on preliminary estimates of the ultimate profitability of the title, the Company recorded a $3,000,000 loss in the fourth quarter of 1998. It is possible that additional losses could be incurred in future periods based upon actual results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         "RICHIE RICH'S CHRISTMAS WISH"

         In November 1998 the Company released "Richie Rich's Christmas Wish," a feature-length live-action direct-to-video feature film based on the Harvey Classic Character Richie Rich. The Company co-produced the film with Saban. Warner Home Video is serving as the exclusive worldwide home video distributor and Saban is responsible for worldwide ancillary sales such as television, cable, and pay-per-view. In addition, Saban retained distribution rights for the film in perpetuity.

         The co-production agreement for "Richie Rich's Christmas Wish" required Saban to bear production, manufacturing or marketing expenses, and allows the Company to share in net profits, if any, after Saban first recovers its marketing, production and distribution costs plus a distribution fee.

         "CASPER MEETS WENDY"

         In September 1998, the Company released "Casper Meets Wendy," a feature length, live-action, direct-to-video film, based on the Company's Casper and Wendy the Witch characters. The Company co-produced the film with Saban. Twentieth Century Fox Home Entertainment is serving as the exclusive worldwide home video distributor and Saban is handling worldwide ancillary sales including broadcast television, cable and pay-per-view.

         As with "Richie Rich's Christmas Wish," the production agreement for "Casper Meets Wendy" required Saban to bear production, marketing and distribution expenses, and allows the Company to share in the net profits, if any, after Saban first recovers its costs plus a distribution fee. The Company recognized a nonrefundable advance from Saban in 1997, but to date has not received any revenues from its net profit interest.

         "CASPER, A SPIRITED BEGINNING"

         In September 1997, the Company released, through Twentieth Century Fox Home Entertainment, its first direct-to-video feature, "Casper, a Spirited Beginning," a co-production with Saban. The Company received a nonrefundable advance from Saban in 1996.

         The production agreement for "Casper, A Spirited Beginning" required Saban to bear production, marketing and distribution expenses and allows the Company to share in the net profits, if any, after Saban first recovers its costs. In 1997, based on shipments of video cassettes to date and the resultant lifetime profitability of the title, the Company recorded approximately $4,000,000 as its share of the net profits. Reports which the Company received from Saban during 1998 state that Saban had experienced a higher than expected return rate and had yet to recoup its costs and that the title may not generate net profits. As a result, in 1998 the Company reversed the amount of net profits which it had previously recognized in 1997 (which reversal includes a $1,675,000 loss on the title that was recorded in the fourth quarter of 1998). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects to exercise its right to audit the books and records of Saban to review the accuracy of the reports which it has received, but there can be no assurance that the Company will realize any additional proceeds from this title.

TELEVISION:

         HARVEY CLASSIC LIBRARY

         The Company owns the Harvey Classic Library, which consists of approximately 274 six- to eight-minute color cartoon shorts, of which 248 were originally created in the 1950's for theatrical exhibition. Portions of the library are currently broadcast in more than 25 countries worldwide. The Harvey Classic Library was restored, digitized, re-dubbed and re-scored by the Company in 1990, 1991 and 1997. As part of the restoration process, the Company created 65 half-hour episodes from the original 248 shorts and entitled them "Casper and Friends." In 1994 and 1996, the Company added 13 animated shorts to its film library for each of the Baby Huey and Richie Rich characters. In 1998, the Company re-packaged the 65 half hour episodes into "Harvey Toons" which airs on the Fox Family Channel from September 1998 through August 1999.

         The Company has the right to use the original musical score to the original 248 shorts in the Harvey Classic Library, but Paramount Pictures retained ownership to that music. Paramount receives music performance royalties when the cartoons are shown publicly utilizing the original music score. The writers and publisher of the music receive performance royalties from BMI, which collects such royalties from broadcasters.

         FOREIGN SALES

         In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Library. The consulting agreement expired in February 1999 and the Company has not renewed it.

         TELEVISION PRODUCTION

         From 1995 to 1997, the Universal/Harvey Animation Studios, a joint venture of the Company and Universal, produced a total of 52 new half-hour television episodes of the animated series "Casper, the Friendly Ghost" which currently airs in more than 50 countries around the world. In 1996 the series premiered on the Fox Kids Network. For each episode produced, the Company received a fixed license fee and is entitled to share in a percentage of the profits, if any. The Company controls the merchandising rights associated with the new animated episodes. There are no current plans to produce additional animated television episodes of "Casper, the Friendly Ghost."

THEATRICAL LICENSING:

         In 1994 and 1995, two motion pictures licensed by the Company were released featuring Harvey Classic Characters -- Richie Rich (through Warner Bros.) and Casper (through Universal). As part of its distribution agreement with Universal the Company agreed to provide Universal an exclusive release window for the first sequel to the 1995 Casper movie, the right of first refusal/first negotiation for the first direct-to-video production featuring Casper after the release of any Casper sequel, and the right to exploit related movie merchandising. Motion pictures featuring Casper, the Friendly Ghost and Richie Rich were released in May 1995 and December 1994, respectively.

         To date, "Casper" and "Richie Rich" have generated reported worldwide box office gross receipts in excess of $307 million and $80 million, respectively. While the Company received certain character movie licensing fees and merchandising participations for both features, it has not received revenues from its defined profit participations except for a payment from Universal received in 1997. There can be no assurance that the Company will receive any further profit shares from these films.

         In January 1996, Warner Bros. exercised its rights to produce a theatrical motion picture sequel to "Richie Rich." Warner's exclusive rights with respect to the sequel extend to January 29, 2000. In the event Warner Bros. produces a sequel, the Company would become entitled to an additional amount. There can be no assurance that the sequel will be produced or released.

         In May 1997, the Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original Casper movie to be produced by Universal Pictures and Amblin' Entertainment. The Company received a non-refundable advance for the sequel rights and, if a sequel is produced, is contractually entitled to receive additional advances against a percentage of the gross receipts from all sources of exploitation of the motion picture. As part of the Company's agreement with Universal for a potential Casper sequel, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the 1995 Casper movie. There can be no assurance that the sequel will be produced, completed or released, or that the sequel will generate gross receipts sufficient to entitle the Company to amounts in excess of advances.

         Pursuant to a May 1997 amendment to the Company's 1990 distribution agreement with Universal and subsequent agreements with Universal, Universal has the exclusive right to initiate, develop and produce further Casper sequels. The agreement with Universal provides that the rights fees for the second and subsequent sequels will be negotiated in good faith, and subject to resolution by arbitration. The Company agreed to a "window" around the theatrical release of any Casper sequel during which time the Company would not permit the initial release of any other Casper filmed entertainment product. Universal also has certain rights to other pictures in which Casper may make a "guest appearance," and first negotiation rights for pictures involving other characters appearing in the Casper pictures. In May 1997, the Company reimbursed Universal for the unrecouped costs on the Harvey Classic Video Library, the rights to which then reverted to the Company.

         As stated above, Universal holds the right to produce and release Casper feature films. Universal is required to give the Company notice on February 15 of the year before it wishes to release a Casper feature film that it has either approved a script or commenced pre-production on such film, triggering a limited fixed payment obligation to the Company. On February 17, 1999, Universal advised the Company that it had not met either condition but that it was reviewing a script for potential approval. In the event of such approval, Universal would likely request an extension from the February 15 notice date once such approval was received to trigger a period of certain exclusive rights in favor of Universal. There can be no assurance that Universal will actually request such extension or produce or release a Casper feature film in 2000 or at any time.

MERCHANDISING:

         In May 1997 the Company reacquired from Universal control of all merchandising rights (except those relating to a Casper or Casper character motion picture produced or released by Universal) and rights of first negotiation/first refusal and first negotiation in all the Harvey Classic Characters (other than certain limited rights to Casper, Casper characters and new characters appearing in the Casper movie) in exchange for the Company providing Universal an exclusive release window for the first sequel to the Casper movie, a first negotiation/first refusal right with respect to the first direct-to-video production featuring Casper after the release of any Casper sequel and the right to exploit related merchandising.

         In October 1996 the Company hired a senior vice president of consumer products to assist in the management of its reacquired merchandising rights. Since that time the Company has focused on increasing its merchandising revenues. However, the level of merchandising activities is dependent, in part, on the level of product releases. The Company cannot ascertain at this time whether its merchandising strategy will ultimately be successful.

PUBLISHING:

         In November 1998, the Company launched Harvey, the Magazine for Kids(C), a monthly magazine targeted for children four to ten years of age, with an initial print run of 200,000. The magazine is domestically distributed by Warner Publisher Services and Diamond Comic Distributors, Inc.

LOCATION-BASED FAMILY ENTERTAINMENT:

         In 1995 the Company entered into a licensing agreement with an Indonesian company for the construction of a 50,000 square-foot family entertainment center based on the Harvey Classic Characters and featuring Harvey character rides and merchandising areas. The facility opened in the largest shopping mall in Jakarta, Indonesia, on November 1, 1997. The Company recognized a license fee for the initial term, payable in six annual installments, and is entitled to a portion of the licensee's merchandising revenue. The licensee is in default on its payments and the Company is unable to predict what effect the current political and economic turmoil in Indonesia will have on receipts, if any, from the licensing agreement.

INTELLECTUAL PROPERTY ASSETS:

         The Company's principal assets are its intellectual property rights in its proprietary Harvey Classic Characters, including Casper the Friendly Ghost, the Ghostly Trio (Fatso, Stinkie and Stretch), Richie Rich, Baby Huey, Wendy, the Good Little Witch, Little Audrey, Herman and Katnip, Little Lotta, Little Dot, Buzzy the Funny Crow, Stumbo the Giant and Hot Stuff. In addition, the Company possesses rights to approximately 1,875 comic books published between 1955 and 1993 and the film shorts in its Harvey Classic Library. The Company has applied for and received copyright and trademark protection in the United States and copyright protection in certain foreign countries which are parties to the Berne Convention, on many but not all of its publications, the film shorts in the Harvey Classic Library and the Harvey Classic Characters. The Company attempts vigorously to protect against infringements on the rights it holds to its proprietary characters and publications.

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

         The copyright registrations for seven cartoon shorts and a limited number of comic books involving Casper and other characters were not timely renewed by the Harvey family and such registrations have expired. By virtue of the expiration of the copyrights in these original cartoon shorts and comic books, certain rights may have fallen into the public domain and the Company's rights to the sole and exclusive use of those cartoons and comic books is unclear.

         Substantially all of the most important Harvey Classic Characters are protected in the United States by United States trademarks which run for a period of ten years and which may be renewed for an indefinite number of additional ten year periods upon a showing of continued use. While many countries have intellectual property laws that protect United States holders of such property, others do not, and there can be no assurance that the Company's rights will not be violated or its characters "pirated" in foreign jurisdictions.

         From time to time, claims have been asserted against the Company alleging that the Casper character may have fallen into the public domain and thus can be freely used and exploited by anyone. However, those claims have not prevailed.

COMPETITION:

         Competition is intense in the filmed entertainment, merchandising and animation industries in which the Company operates. The Company's licensed products compete with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies. The Company believes that its principal competitors include The Walt Disney Company, Warner Brothers, Fox Kids Worldwide and Nickelodeon, all of which have children's networks and far greater resources and distribution capabilities than the Company.

EMPLOYEES:

         The Company employs approximately 25 persons on its full-time staff. For the Company's filmed entertainment productions, the Company has hired independent contractors or production facilities for creative work on an as-needed basis. In October 1996 the Company created new creative affairs and consumer products divisions. In February 1998, the Company hired a senior vice president for home entertainment, whose primary responsibilities include overseeing domestic marketing and distribution of the Company's home videos and other home entertainment products. In March 1998, the Company hired a foreign distribution consultant based in London to coordinate foreign distribution of the Harvey Classic Library with sales agents. None of the Company's employees are represented by a union and the Company believes relations with its employees are good. In March 1998, the Company retained certain management services from Global Media. See "Change in Management."

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

         UNCERTAINTY AS TO FUTURE OPERATIONS. The Company has been working with DLJ to pursue its strategic alternatives. Further, the maturity of the Company's outstanding line of credit expires April 30, 1999. In connection with the Company's review of strategic alternatives, the Company entered into various agreements which will provide the Company with a substantial equity infusion and permanent management. The consummation of such transaction is subject to certain conditions and there is no assurance that the transaction will be completed. If the transaction is not completed and a replacement equity infusion or other strategic alternative is not promptly completed, the Company's ability to operate as a going concern would be seriously jeopardized.

         DEPENDENCE ON MANAGEMENT. On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27, 1998 and March 30,1998 respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. To replace Messrs Montgomery and Yulish, the Board of Directors obtained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media, for an initial six-month term.

         In July 1998, at the request of the Company's Board of Directors, Global Media agreed to extend its management services agreement for an additional three-month term, through December 23, 1998. Although the written services agreement has not been formally extended, Global Media continues to provide management services to the Company on a month-to-month basis. On April 7, 1999, the Company entered into various agreements pursuant to which Roger A. Burlage will lead a new permanent management team for Harvey. If such agreements are not consummated, or if Global Media ceases to provide services, there can be no assurance that the Company will be able to attract a senior management team capable of exploiting the Company's assets.

         ABSENCE OF PRODUCT SLATE. The Company currently does not have any new programs or products involving Harvey Characters scheduled for release or in development. Although the Company's interim management developed a business plan, approved by the Board of Directors, involving twelve new direct-to-videos and made substantial progress on the terms of a distribution agreement with a major studio, this plan required debt and equity financing and identification of a permanent management team which the Board of Directors was unable to secure during fiscal 1998. Accordingly, the Board of Directors instructed interim management to retain DLJ to develop strategic alternatives for the Company. As a result, pending the results of the process of pursuing strategic alternatives, in order to conserve capital and maximum flexibility for future exploitation of rights, the Company has not pursued any new programming. This absence of products will have a material adverse effect on the Company's results of operations for the foreseeable future. In addition, the new business plan, even if implemented, contemplates that the Company will produce direct-to-video products for its own account (as opposed to licensing third parties in consideration of an advance and potential royalty). This strategy maximizes upside potential for the Company in the exploitation of its characters, but it also subjects the Company to greater risk if the products are not successful.

         FLUCTUATION IN REVENUE RECOGNITION FROM FILM LICENSING AND MERCHANDISING. The Company's quarterly and yearly operating results may fluctuate in part due to the manner in which the Company is required to record revenue from film licensing and merchandising agreements. Although film licensing and merchandising agreements typically grant rights for a period of one to five years, revenues are typically recognized when the license period begins, provided certain conditions are met. Fluctuations in quarterly and yearly operating results may also arise due to the Company's timing in entering into merchandising and film licensing agreements. For example, merchandising revenues with respect to a particular character tend to be concentrated around the period of initial release of a filmed entertainment project featuring such character. Accordingly, until such time as additional products are licensed, excess royalties are remitted by existing licensees, or existing licensing agreements expire and are renewed or replaced, no additional revenue will be recognized from the rights the Company has previously licensed. Therefore, the Company believes that period-to-period comparisons of its results from operations are not necessarily an accurate indication of future performance.

         MERCHANDISING ACTIVITIES. Prior to May 1997, the Company relied upon Universal to merchandise the Harvey Classic Characters. In 1997 the Company began merchandising the Harvey Classic Characters for its own account. The Company also hired new personnel to handle merchandising, including a senior vice president of consumer products. There can be no assurance that the Company, despite its additions to staff and related overhead, will be able to promote and compete effectively in the merchandising marketplace. To the extent the Company performs merchandising functions internally, there can be no assurance that its merchandising revenues will increase or be sustained at current levels or be sufficient to defray the additional costs associated with its new merchandising efforts. In addition, the level of merchandising activities is dependent, in part, on the level of product releases.

         INTELLECTUAL PROPERTY RIGHTS. The Company's principal assets are its intellectual property rights in its proprietary Harvey characters and publications and other works featuring those characters. The Company has applied for and received copyright and trademark protection in the United States, and copyright protection in many foreign countries, on many publications and other works featuring Harvey characters. The Company attempts vigorously to protect against infringements on the rights it holds to its proprietary characters, works and publications.

         Certain copyrights held by the Company on some animated cartoons and comic books published before about 1960 were not timely renewed and may have fallen into the public domain. The term of copyright protection in the U.S. is limited by statute and trademark rights, while potentially of indefinite duration, must be continually used and, depending on the date of publication, may have to be periodically renewed.

         The Company believes it has protectible rights with respect to all of its proprietary characters, works and publications subject to licenses granted by the Company. There is, however, no assurance that claims will not be asserted against the Company which, if successful, would have a material adverse effect on the Company's business.

         SPECULATIVE NATURE OF THE ENTERTAINMENT INDUSTRY. The television, merchandising, motion picture and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a trademarked or copyrighted character, television show, video production or motion picture depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Although many of the Company's characters have been in existence for more than 40 years, not all are currently popular and there can be no assurance that they will become popular, or that those that are popular will continue to be popular.

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

         RELIANCE ON MAJOR DISTRIBUTORS/SELF-DISTRIBUTION. Historically, the Company relied on a single foreign distributor for sales of the Harvey Classic Library. In November 1997, the Company's prior agreement for the Harvey Classic Library with it's foreign distributor expired and in March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Library. With respect to its direct-to-video productions, with certain exceptions, the Company is free to contract with any distributor in connection with a given production. Approximately 69% of the Company's revenues in 1998 were derived from its agreements with Saban and Universal. However, such terminations of the Company's relationship with its distributors could adversely affect the Company's results of operations, financial condition and cash flow.

ITEM 2.  PROPERTIES

         The Company leases approximately 10,207 square feet (gross) of office space in Century City (Los Angeles), California pursuant to a five (5) year lease entered into in August 1996 and the Company has an option to extend such lease for an additional five-year term. The Company also leases approximately 9,000 square feet (gross) of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has subleased approximately 6,000 square feet of this space to an unaffiliated person through January 31, 2001, and subleases approximately 3,000 square feet to a Universal Studios' subsidiary through September 30, 2001. The Company's principal business address is 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067.

ITEM 3.  LEGAL PROCEEDINGS

REALTY TRUST ADVISORS, INC. V. THE HARVEY ENTERTAINMENT COMPANY.

         On December 31, 1997, Realty Trust Advisors, Inc. ("RTA") filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998 the Company filed a demurrer and a motion to strike the fraud and punitive damage portions of the first amended complaint, which were granted. In August 1998, RTA unsuccessfully sought relief from that order in the court of appeal. On or about July 9, 1998, the Company filed an answer to the first amended complaint and a cross-complaint against RTA and its principal, Anne Keshen, for fraud and declaratory relief. RTA filed a demurrer and a motion to strike the fraud and punitive damage portions of the Company's cross-complaint, which was denied. Trial of this action is scheduled for July 1999. The Company's defense of this claim is covered by its insurer.

         The Company is not currently involved in any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICES

         The Company's common stock, no par value (the "Common Stock") trades on the Nasdaq National Market under the symbol HRVY. Prior to December 5, 1994, the Common Stock traded on the Nasdaq SmallCap Market. The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the Common Stock.

QUARTERLY PERIOD                                    HIGH        LOW
----------------                                    ----        ---
Fiscal year ended December 31, 1997:
    First Quarter .........................          8.50       5.63
    Second Quarter ........................         14.25       7.50
    Third Quarter .........................         18.00      12.25
    Fourth Quarter ........................         16.50       9.13

Fiscal year ended December 31, 1998:
    First Quarter .........................         15.25       9.37
    Second Quarter ........................         14.50       8.75
    Third Quarter .........................         10.63       5.00
    Fourth Quarter ........................          9.75       7.00

Fiscal year ended December 31, 1999:
    First Quarter .........................         8.125      4.375
    Second Quarter
      (through April 12, 1999).............          6.50       4.75

HOLDERS

         As of April 12, 1999, there were approximately 160 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never paid cash dividends on the Common Stock, and provisions in the Company's revolving credit facility with City National Bank N.A. prohibit the payment of dividends. The Board of Directors expects that the Company will continue to retain any future earnings for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

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

         In January 1997, the Company issued two warrants to purchase Common Stock to Michael Doherty on terms similar to those provided to Arnhold and S. Bleichroeder. At the time of issuance, Mr. Doherty was an advisor to the Company and a former employee of Arnold and S. Bleichroeder. Mr. Doherty is presently a director of the Company. The first warrant, for 25,000 shares, vested immediately and is exercisable at any time through January 16, 2002. The second warrant, also for 25,000 shares, vested upon Mr. Doherty's rendering of services to the Company in 1998 and is exercisable at any time through January 16, 2003.

         Upon entering into the management services agreement in March 1998, the Company issued three warrants to purchase an aggregate of 200,000 shares of Common Stock, each of which vested upon issuance, may be exercised by the holder at any time through March 23, 2003 and has a strike price of $12.75 per share (the closing price of a share of Common Stock on the Nasdaq National Market on the date the warrants were authorized). The first warrant, for a total of 155,200 shares of the Company's Common Stock, was issued to Anthony J. Scotti as compensation for services to be rendered as the Company's Interim Chief Executive Officer. The second warrant, for a total of 38,800 shares of the Company's Common Stock, was issued to Michael S. Hope as compensation for services to be rendered as the Company's Interim Chief Financial Officer. The third warrant, for a total of 6,000 shares of the Company's Common Stock, was issued to Leonard Breijo of Global Media as compensation for services to be rendered as head of business affairs of the Company. In addition, the Company granted to Messrs. Scotti, Hope and Breijo fully vested options to purchase an aggregate of 50,000 shares of Common Stock pursuant to the terms of the Company's 1997 stock option plan at an exercise price of $12.69 per share (the closing price of a share of Common Stock on the Nasdaq National Market on the date the options were authorized).

         On July 22, 1998, in connection with an extension of the term of their services, the Company granted to Messrs. Scotti, Hope and Breijo fully vested options to purchase an aggregate of 100,000 shares of Common Stock pursuant to the terms of the Company's 1997 stock option plan at an exercise price of $9.63 (the closing price of a share of Common Stock on the Nasdaq National Market on the date the options were authorized).

All warrants described above were issued in reliance on the private placement exemption of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company conducts its operations through its wholly-owned subsidiary, Harvey Comics, Inc. The Company's revenues are derived from three primary sources: (i) filmed entertainment, (ii) merchandising and (iii) publishing. This report includes forward-looking statements made based on the expectations of current management pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below and in "Business--Factors which May Affect Future Results."

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                       1998              1997
                                                                       ----              ----
Filmed entertainment revenues                                     $ (3,842,000)      $ 10,565,000
Merchandising revenues                                               2,183,000          4,839,000
Publishing revenues, net of returns                                     90,000
                                                                  ------------        ------------

Total operating revenues                                            (1,569,000)        15,404,000

Cost of sales                                                        1,056,000          3,900,000
Selling, general &
  administrative expenses                                            9,334,000          5,774,000
Interest, depreciation and
  amortization                                                       3,627,000            827,000
                                                                  ------------       ------------

(Loss) income from operations                                      (15,586,000)         4,903,000
Other income                                                           149,000            255,000
                                                                  ------------       ------------
(Loss) income before provision
  for income taxes                                                 (15,437,000)         5,158,000
Income tax benefit (provision)                                       4,199,000         (1,980,000)
                                                                  ------------       ------------
Net (loss) income                                                 $ 11,238,000       $  3,178,000
                                                                  ============       ============

Basic net (loss) income per share                                    $(2.77)             $0.89
                                                                     ======              =====
Diluted net income per share                                         $(2.77)             $0.80
                                                                     ======              =====

RESULTS FROM OPERATIONS

Fiscal Year 1998 Compared to Fiscal Year 1997

         The number of projects generating revenues in 1998 has been limited and, accordingly, the Company's operating results have been and will be adversely impacted in contrast to prior periods. The Company's newly formulated business plan, which would require entering into long-term video distribution agreements and obtaining a financing package to fund production activities, has not been implemented. Thus any possible results will not be realized until subsequent periods, if ever, especially in light of the Board of Directors' decision to engage the investment banking firm of DLJ as a financial advisor to the Company in order to pursue strategic alternatives, which include, but may not be limited to the sale, merger, consolidation and recapitalization of the business, securities or assets of the Company.

         The Company has finished producing one live-action, direct-to-video featuring the Company's classic character Baby Huey entitled "Baby Huey's Great Easter Adventure." Development of all other new products is subject to the results of the Company's pursuit of certain strategic alternatives. The Company has continued to develop and exploit its licensing and merchandise rights for the Company's portfolio of classic characters. In July 1998, as part of the business plan, the Board of Directors approved the publishing of a new monthly magazine, targeted for children four to ten years of age, entitled Harvey, the Magazine for Kids(C). The on-sale date for the December premiere issue was November 17, 1998.

REVENUES

         The Company's net filmed entertainment revenues were a negative $3,842,000 in 1998 compared to positive revenue of $10,565,000 in 1997. The current year reflects an adjustment of $3,991,000 to reduce the Company's estimate of the lifetime profitability of the 1997 direct-to-video title "Casper, A Spirited Beginning." The Company's original forecast of worldwide sales exceeded actual sales as reported to the Company by the video's distributor, necessitating the adjustment in the current period. Based on the most recent report by the video distributor, the realization of overages beyond the original advance on this title will be contingent upon the completion of a successful participation audit of the distributor's books and records. Although a second direct-to-video title, "Casper Meets Wendy", was released on September 22, 1998, the Company does not expect that it will record additional revenues on that title beyond the non-refundable advance of $3,300,000 received in 1997 until such time (if at all) as the actual shipments indicate that the Company's profit participation will exceed the advance. The Company entered into an agreement with Columbia TriStar Home Video, Inc. ("Columbia") for the distribution of "Baby Huey's Great Easter Adventure" which was released in March 1999. Filmed entertainment revenues in 1997 include revenues relating to the estimated lifetime profitability of the "Casper, A Spirited Beginning" video and the recognition of the aforementioned advance on the "Casper Meets Wendy" video. Additionally, in the second quarter of 1997 the Company entered into an agreement with Universal to produce and distribute a motion picture sequel to the original "Casper" movie for theatrical release. The Company was paid a non-refundable advance of $600,000 for the sequel and, if the sequel is produced the Company will receive additional non-refundable cash advances. As part of the Company's agreement with Universal, the Company was also paid a non-refundable advance of $900,000 against the Company's profit participation from the first 1995 "Casper" movie. There were no such revenues in 1998.

         Also contributing to the higher revenues in 1997 were license fees generated from the "Casper" animated television show on Fox Kids' Network. In February 1997, the Company and Universal Cartoon Studios received an order from Fox Kids' Network for an additional 26 thirty minute episodes for a total of 52 animated episodes resulting in license fee revenues of $829,000 in 1997, but only $84,000 in 1998.

          Foreign broadcast license revenues from the Harvey Classic Library accounted for $62,000 in 1998 and $293,000 in 1997. The low revenues were due in part to the expiration of the Company's distribution agreement with its prior foreign distributor, which expired in November 1997. Other filmed entertainment revenues in 1997 relate to domestic syndication of the "Richie Rich" show, royalties from Richie Rich cartoon series which is distributed by Hanna Barbera, a wholly owned subsidiary of Time Warner Inc., and other miscellaneous sources.

         Net merchandising revenues were $2,183,000 and $4,839,000 in 1998 and 1997, respectively, a decrease of $2,656,000. The revenues in 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters.

         Net publishing revenues related to the Company's new monthly magazine were $90,000 for the December and January issues published in 1998. Publishing sales were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also include sales of advertising space and subscriptions to the Company's new magazine. This monthly magazine is currently distributed and shipped throughout the United States and Canada by Warner Publisher Services and Diamond Comic Distributors, Inc.

COST OF SALES

         Costs of sales relating to filmed entertainment revenues were $99,000 and $1,773,000 in 1998 and 1997, respectively. The decrease in cost of sales is due to a decrease in filmed entertainment activity for the year.

         Merchandising costs of sales were $584,000 and $2,127,000 in 1998 and 1997, respectively. The decrease in cost of sales is due to a decrease in merchandising activity in 1998.

         Publishing costs of sale were $373,000 in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $9,334,000 and $5,774,000 for 1998 and 1997, respectively, an increase of $3,560,000. The increase in selling, general and administrative expenses in 1998 includes the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal's Harvey-related merchandising business. Additionally, the Company incurred increased consulting, legal, office rent and other personnel related expenses in 1998, including expenses of $969,000 related to the issuance and extension of stock options and warrants.

DEPRECIATION AND AMORTIZATION

         Depreciation expense was $161,000 and $97,000 in 1998 and 1997, respectively. The increase in depreciation was due to additions of leasehold improvements and furniture, fixtures and equipment in 1998. Amortization of the film library was $3,519,000 and $520,000 in 1998 and 1997, respectively. The film amortization amount in 1998 includes the recognition of an approximately $3,000,000 estimated loss related to "Baby Huey's Great Easter Adventure" and write-offs of $500,000 of product development costs capitalized in 1997 due to uncertainties concerning the recoverability of such costs. Amortization of trademarks, copyrights and other was $61,000 in 1998 and $53,000 in 1997. Amortization of goodwill was $130,000 in both 1998 and 1997.

INTEREST EXPENSE

         Interest expense of $27,000 in 1997 represented annual loan fees on the Company's line of credit. See "Liquidity and Capital Resources." In 1998, the Company reclassified these annual loan fees of $59,000 to selling, general and administrative expenses.

OTHER INCOME

         Other income was $149,000 and $255,000 in 1998 and 1997, respectively.

INCOME TAXES

         Income tax benefit (provision) was $4,199,000 and $(1,980,000) in 1998 and 1997, respectively. The income tax benefit for 1998 was due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash (used in) provided by operating activities was $(5,511,000) and $2,249,000 in 1998 and 1997, respectively. The decrease in cash flows from operations was primarily due to the operating loss in 1998.

         Net cash used in investing activities was $3,642,000 and $1,143,000 in 1998 and 1997 respectively. The increase in cash used in investing activities was primarily due to more investment by the Company in its trademarks and copyrights including new programming and the production of the live-action, direct-to-video "Baby Huey's Great Easter Adventure.".

         Net cash provided by (used in) financing activities was $3,288,000 and $(847,000) in 1998 and 1997 respectively. The increase is due to the exercise of employee stock options in 1998 compared to the Company's repurchase of common stock in 1997.

         The Company entered into a $2,500,000 revolving credit line with City National Bank to provide funds for operations. The facility originally had a maturity date of March 31, 1999 but the bank has provided a commitment to extend the facility (and waive the tangible net worth covenant) through April 30, 1999. Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The facility is secured by substantially all of the assets of the Company. The facility is subject to certain requirements, including, but not limited to, the maintenance of minimum net worth and also disallows the payment of dividends. The facility is believed to be sufficient to fund business through April 30, 1999 assuming limited operations. As of April 12, the Company had drawn $2.0 million under the facility.

         On April 7, 1999, in connection with the Company's review of strategic alternatives, the Company entered into a definitive agreement with certain investors which contemplates that the Company will receive a $17 million equity infusion (less applicable costs), consisting of $11.5 million in cash and $5.5 million in the common stock of The Kushner-Locke Company, a publicly-traded company engaged in television and feature film production and distribution, and public record search services over the Internet and more conventional means. As part of such transaction, Roger A. Burlage would lead a new permanent management team for Harvey. Under the definitive agreement, the investors have deposited $750,000 as liquidated damages recoverable by Harvey in the event of a failure by the investors to close the transaction in breach of their obligations.

         Completion of the transaction, which is expected prior to April 30, 1999, remains subject to satisfaction or waiver of a number of conditions, including obtaining an exception to any applicable shareholder approval requirements under the Nasdaq Stock Market listing rules, completion of a five-business day period during which the principal investors will identify other members of their investor group and various customary conditions. There is no assurance that the transaction will be completed. If the transaction is not completed and a replacement equity infusion or other strategic alternative is not promptly completed, the Company's ability to operate as a going concern would be seriously jeopardized.

         Upon completion of the transaction, the Company believes it would have sufficient liquidity for at least the next twelve months. However, given the current absence of a product slate, it can be anticipated that, even if successful, there will be a lag time before the efforts of the new management team to exploit the Company's assets will be realized.

INFLATION AND SEASONALITY

         Inflation has not been material to the Company during the past five years.

YEAR 2000

         The Company utilizes various computer software packages as tools in running its operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred, or significant Company resources dedicated in 1999 to become year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS

Pages F-1 through F-__ follow.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10.          EXECUTIVE COMPENSATION

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders presently anticipated to be held in June, 1999. The information called for by Items 9-12 above will be included in such definitive Proxy Statement under the captions "Election of Directors," "Management and Directors," "Executive Compensation and Other Remuneration," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," which are hereby incorporated herein by reference.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

Exhibit Number Description

3.1 Second Amended and Restated Articles of Incorporation of the Issuer (incorporated herein by reference to Exhibit 3.1 of Company's Registration Statement No. 33-63363-LA)

3.2 First Amendment to Second Amended and Restated Articles of Incorporation of the Issuer (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement No. 33-63363-LA)

3.3 Second Restated and Amended Bylaws of the Issuer (incorporated herein by reference to Exhibit 3.3 of Company's Registration Statement No. 33-63363-LA)

3.4 First Amendment to Second Restated and Amended Bylaws of the Issuer (incorporated herein by reference to Exhibit 3.4 of Company's Registration Statement No. 33-63363-LA)

4 Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company's Registration Statement No. 33-63363-LA)

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

10.3 Memorandum of Distribution Agreement, dated as of December 7, 1990, by and among the Company, Harvey and MCA (portions of which have been filed under a confidentiality request) (incorporated herein by reference to Exhibit 10.13 of Company's Registration Statement No. 33-63363-LA)

10.5 1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company's Registration Statement No. 33-63363-LA)

10.6 Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company's Registration Statement No. 33-63363-LA)

10.7 Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration Statement No. 33-63363-LA)

10.13 September 28, 1993, Amendment to Memorandum of Distribution Agreement dated December 7, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1993)

10.14 Office Lease between Issuer and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

10.15 Revolving Loan and Security Agreement between Issuer and City National Bank dated October 27, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1993)

10.16 1994 Stock Option Plan (incorporated by reference to the Issuer's 1994 definitive Proxy Statement)

10.17 Agreement dated September 22, 1994 between MCA, Inc. and the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q SB for the quarter ended September 30, 1994)

10.18 Multi-Agreement Amendment No. 2 dated as of November 1, 1994 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.19 Multi-Agreement Amendment No. 3 dated as of September 1, 1995 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995)

10.20 Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.21 Amended and Restated Employment Agreement effective as of April 17, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.22 Amended and Restated Employment Agreement effective as of April 17, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.23 Stock Option Agreement dated as of July 13, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1995)

10.24 Stock Option Agreement dated as of July 13, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1995)

10.25 Letter Agreement dated as of March 15, 1995 between MCA, Inc. and the Company re: Baby Huey (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1995)

10.26 Casper Live Action Direct-To-Video Agreement dated May 28, 1996 between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)

10.27 Sublease dated September 22, 1996 between MCA Records, Inc. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.28 Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.29 Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.30 Richie Rich Live Action Direct-To-Video Agreement between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q SB for the quarter ended June 30, 1996) (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.31 Summary of lease terms for the premises located at 1999 Avenue of the Stars, Los Angeles (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.32 Extension Agreement with City National Bank dated June 1, 1996 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.33 The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company's 1997 definitive Proxy Statement)

10.34 Term Sheet for Universal/Harvey Restated Agreement, dated May 15, 1997 between the Company and Universal Studios, Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (portions of which were redacted and filed under a confidentiality request))

10.35 Casper Meets Wendy Direct-to-Video Agreement, dated September 5, 1997, between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q SB for the quarter ended September 30, 1997 (portions of which were redacted and filed under a confidentiality request))

10.36 Stock Option Agreement dated April 17, 1997 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31, 1997)

10.37 Stock Option Agreement dated April 17, 1997 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31,
         1997)

10.38 Multi-Agreement Amendment No. 5 dated June 1, 1997 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A.(incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31,
         1997)

10.39 Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.40 Stock Option Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.41 Amendment dated December 19, 1997 to Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.42 Stock Option Agreement dated December 19, 1997 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.43 Employment Agreement dated February 27, 1998 between the Company and Don Gold (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.44 Stock Option Agreement dated February 27, 1998 between the Company and Don Gold (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.45 Management Consulting Agreement dated March 23, 1998 between the Company and Global Media Management Group, LLC (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.46    Warrant Agreement dated March 23, 1998 between the Company and Anthony
         J. Scotti, Michael S. Hope and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.47 Stock Option Agreement Director dated April 13, 1998 between the Company and Gary M. Gray (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.48 Stock Option Agreement Services dated April 13, 1998 between the Company and Anthony J. Scotti (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.49 Stock Option Agreement Services dated April 13, 1998 between the Company and Michael S. Hope (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.50 Stock Option Agreement Services dated April 13, 1998 between the Company and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.51 Termination and Consulting Agreement and Mutual General Release dated April 17, 1998 between the Company on one hand, and Gregory M. Yulish, Jane McGregor and JEM Entertainment, Inc., on the other (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.52 Multi-Agreement No 6 dated June 1, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.53 Extension to the Management Consulting Agreement dated July 22, 1998 between the Company and Global Media Management Group, LLC (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (portions of which have been redacted and filed under a confidentiality request))

10.54 Agreement dated September 18, 1998 between the Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (portions of which have been redacted and filed under a confidentiality request)

10.55 Consulting Agreement dated May 1, 1998 between the Company and Matty Simmons Productions.*

10.56 Publishing Distribution Agreement dated June 23, 1998 between the Company and Warner Publisher Services, Inc.*

10.57 Video Distribution Letter Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc.*

10.58 Video Distribution Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc.*

10.59 Multi-Agreement No. 7 dated December 11, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A.*

10.60 Extension Letter dated March 31, 1999 between the Company and City National Bank.*

21 List of subsidiaries of Issuer (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)

23.1     Consent of Deloitte & Touche LLP*

27       Financial Data Schedule*

* Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARVEY ENTERTAINMENT COMPANY

Date:  April 13, 1999                  By: /s/ ANTHONY J. SCOTTI
                                          --------------------------------------
                                          Name: Anthony J. Scotti
                                          Title: Interim Chief Executive Officer

Date:  April 13, 1999                  By: /s/ MICHAEL S. HOPE
                                          --------------------------------------
                                          Name: Michael S. Hope
                                          Title: Interim Chief Financial Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          SIGNATURE                     TITLE                  DATE

/s/ GARY M. GRAY                       Director           April 13, 1999
---------------------------
Gary M. Gray


/s/ MICHAEL S. DOHERTY                 Director           April 13, 1999
---------------------------
Michael S. Doherty

ITEM 7.  FINANCIAL STATEMENTS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31,
  1998 AND 1997:

  Consolidated Balance Sheets                                                          F-3 to F-4

  Consolidated Statements of Operations                                                    F-5

  Consolidated Statements of Stockholders' Equity                                          F-6

  Consolidated Statements of Cash Flows                                                F-7 to F-8

  Notes to Consolidated Financial Statements                                           F-9 to F-20


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                           F-21

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  The Harvey Entertainment Company
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of The Harvey Entertainment Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 7. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's loss from operations, negative cash flows, limited cash balance and lack of available credit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California
April 9, 1999

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS (NOTE 4)                                                                    1998              1997

CASH AND CASH EQUIVALENTS                                                     $   451,000        $ 6,316,000

ACCOUNTS RECEIVABLE, Net (Note 9)                                               1,689,000          8,013,000

PREPAID EXPENSES AND OTHER ASSETS                                                 541,000            489,000

INCOME TAX RECEIVABLE (Note 3)                                                    567,000

FILM LIBRARY, Net of accumulated amortization of $6,894,000
   and $3,373,000 in 1998 and 1997, respectively (Note 2)                      10,873,000         10,236,000

FURNITURE AND EQUIPMENT, Net of accumulated depreciation
  of $658,000 and $497,000 in 1998 and 1997, respectively                         501,000            483,000

GOODWILL, Net of accumulated amortization of $1,222,000 and
  $1,092,000 in 1998 and 1997, respectively                                     1,373,000          1,503,000

TRADEMARKS AND COPYRIGHTS, Net of accumulated
  amortization of $266,000 and $210,000 in 1998 and 1997, respectively          1,039,000            590,000
                                                                              -----------        -----------

TOTAL                                                                         $17,034,000        $27,630,000
                                                                              ===========        ===========


See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                             1998                 1997

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note 11)                                            $    871,000         $    856,000

PARTICIPATIONS PAYABLE                                                                          861,000            1,444,000

ACCRUED MARKETING EXPENSES                                                                    1,200,000

LINE OF CREDIT (Note 4)                                                                         250,000

INCOME TAXES PAYABLE (Note 3)                                                                                        498,000

DEFERRED INCOME TAXES (Note 3)                                                                                     3,788,000

ACCRUED RENT (Note 5)                                                                           170,000              131,000
                                                                                           ------------         ------------

          Total liabilities                                                                   3,352,000            6,717,000
                                                                                           ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 10 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; authorized, 3,000,000 shares; none issued (Note 6)
  Common stock, no par value; 10,000,000 common shares authorized; 4,187,000
    shares issued and outstanding in 1998 and 3,573,000 in 1997 (Notes 7 and 8)              22,160,000           18,153,000
  (Accumulated deficit) retained earnings                                                    (8,478,000)           2,760,000
                                                                                           ------------         ------------

          Total stockholders' equity                                                         13,682,000           20,913,000
                                                                                           ------------         ------------

TOTAL                                                                                      $ 17,034,000         $ 27,630,000
                                                                                           ============         ============

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                  1998                 1997

OPERATING REVENUES (Note 9):
  Filmed entertainment                                                      $ (3,842,000)        $ 10,565,000
  Merchandising                                                                2,183,000            4,839,000
  Publishing                                                                      90,000
                                                                            ------------         ------------

           Total operating revenues                                           (1,569,000)          15,404,000
                                                                            ------------         ------------

OPERATING EXPENSES:
  Cost of sales (Note 9)                                                       1,056,000            3,900,000
  Selling, general and administrative expenses (Notes 10 and 11)               9,334,000            5,801,000
  Amortization of film library, goodwill, trademarks and copyrights,
    and other                                                                  3,707,000              703,000
  Depreciation                                                                   161,000               97,000
  Interest income                                                               (241,000)            (157,000)
                                                                            ------------         ------------

           Total operating expenses                                           14,017,000           10,344,000
                                                                            ------------         ------------
(LOSS) INCOME FROM OPERATIONS                                                (15,586,000)           5,060,000

OTHER INCOME                                                                     149,000               98,000
                                                                            ------------         ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES                              (15,437,000)           5,158,000

(BENEFIT) PROVISION FOR INCOME TAXES (Note 3)                                 (4,199,000)           1,980,000
                                                                            ------------         ------------

NET (LOSS) INCOME                                                           $(11,238,000)        $  3,178,000
                                                                            ============         ============

BASIC NET (LOSS) INCOME PER SHARE (Note 8)                                  $      (2.77)        $       0.89
                                                                            ============         ============

DILUTED NET (LOSS) INCOME PER SHARE (Note 8)                                $      (2.77)        $       0.80
                                                                            ============         ============

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                           RETAINED
                                                           COMMON STOCK                    EARNINGS
                                                 --------------------------------        (ACCUMULATED
                                                   SHARES               AMOUNT             DEFICIT)                TOTAL

BALANCE, JANUARY 1, 1997                           3,642,000         $ 18,900,000         $   (418,000)        $ 18,482,000

  Exercise of stock options,
    including income tax benefit
    (Notes 3 and 7)                                   27,000              288,000                                   288,000

  Shares repurchased and retired                     (96,000)          (1,035,000)                               (1,035,000)

  Net income                                                                                 3,178,000            3,178,000
                                                   ---------         ------------         ------------         ------------

BALANCE, DECEMBER 31, 1997                         3,573,000           18,153,000            2,760,000           20,913,000

  Exercise of stock options (Note 7)                 614,000            3,038,000                                 3,038,000

  Issuance of warrants (Note 7)                                           969,000                                   969,000

  Net loss                                                                                 (11,238,000)         (11,238,000)
                                                   ---------         ------------         ------------         ------------

BALANCE, DECEMBER 31, 1998                         4,187,000         $ 22,160,000         $ (8,478,000)        $ 13,682,000
                                                   =========         ============         ============         ============

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                   1998                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $(11,238,000)        $  3,178,000
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
    Write-off of accounts receivable                                             5,071,000
    Depreciation                                                                   161,000               97,000
    Amortization of film library, goodwill, trademarks and copyrights,
      and other                                                                  3,707,000              703,000
    Loss on disposals                                                                                    55,000
    Deferred income taxes                                                       (3,788,000)           1,278,000
    Issuance of warrants                                                           969,000               35,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                        1,253,000           (5,261,000)
      Prepaid expenses and other assets                                            (52,000)            (138,000)
      Income taxes receivable                                                     (567,000)             620,000
      Accounts payable                                                              15,000            1,225,000
      Participations payable                                                      (583,000)
      Income taxes payable                                                        (498,000)             498,000
      Accrued rent                                                                  39,000               (6,000)
                                                                              ------------         ------------

          Net cash (used in) provided by operating activities                   (5,511,000)           2,249,000
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in film library                                                    (2,958,000)            (648,000)
  Purchase of furniture and equipment                                             (179,000)            (358,000)
  Investments in trademarks and copyrights                                        (505,000)            (137,000)
                                                                              ------------         ------------

          Net cash used in investing activities                                 (3,642,000)          (1,143,000)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                        3,038,000              188,000
  Borrowings on line of credit                                                     250,000
  Repurchased and retired common stock                                                               (1,035,000)
                                                                              ------------         ------------

          Net cash provided by (used in) financing activities                    3,288,000             (847,000)
                                                                              ------------         ------------
NET (DECREASED) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                               (5,865,000)             259,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     6,316,000            6,057,000
                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $    451,000         $  6,316,000
                                                                              ============         ============

See notes to consolidated financial statements.
                                                                     (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                   1998               1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
    Interest                                     $(241,000)        $  37,500
    Income taxes                                 $(119,000)        $(416,000)

NON-CASH FINANCING ACTIVITY:
  During the year ended December 31, 1998, the Company granted warrants and extended the lives of warrants granted in previous years, with the fair value of these warrants totaling $969,000. During the year ended December 31, 1997, the Company granted warrants with a fair value of $35,000.

  During the year ended December 31, 1998, the Company invested in film costs by accruing a liability of $1,200,000.

See notes to consolidated financial statements.
                                                                     (Concluded)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - The Harvey Entertainment Company is incorporated in the state of California and is primarily engaged in filmed entertainment production and merchandise licensing of its classic characters.

     BASIS OF PRESENTATION - During 1998 the Company incurred significant losses and substantial negative cash flows and has limited remaining available borrowing capacity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     As discussed in Note 12, on April 7, 1999, the Company entered into a definitive agreement with certain investors which contemplates that the Company will receive a $17 million equity infusion. Completion of the transaction remains subject to the satisfaction or waiver of a number of conditions. There is no assurance that the transaction will be completed. If the transaction is not completed and a replacement equity infusion or other strategic alternative is not promptly completed, the Company would be forced to discontinue operations.

     Upon completion of the transaction, the Company believes it would have sufficient liquidity for at least the next 12 months. Management believes that this transaction will provide the Company with the capital needed to exploit its assets.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Harvey Entertainment Company and its wholly owned subsidiaries, Harvey Comics, Inc. and Baby Huey Productions, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     TRADEMARKS AND COPYRIGHTS - Trademarks and copyrights are amortized on a straight-line basis over 17 years.

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

     The Company recognizes revenue related to videotape sales upon shipment of the videotapes. At the time it recognizes the revenue, the Company estimates returns and records a corresponding reduction of revenue. During 1998, the Company experienced a large difference between the amount of returns it had estimated for a particular product and the actual return rate. As a result, it recorded a change in its estimated returns, which caused a reduction of revenue. The reduction was equal to the difference between the previously estimated returns and the actual returns. As the difference was greater than other sources of revenue generated in 1998, the Company has negative revenues for the year ended December 31, 1998.

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

     INCOME TAXES - Deferred income taxes represent the tax consequences in future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

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

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the current year's presentation.

2.   FILM INVENTORY

     Film inventory consists of the following at December 31, 1998 and 1997:

                                                            1998               1997

Films released, net of accumulated amortization        $10,873,000        $ 9,728,000
Development                                                                   508,000
                                                       -----------        -----------

Total film inventory                                   $10,873,000        $10,236,000
                                                       ===========        ===========



     Based upon the Company's estimates of future gross revenues at December 31, 1998, approximately 18% of the unamortized film library will be amortized during the three-year period ending December 31, 2001. In addition, the Company estimates that approximately 65% of the unamortized film library will be amortized over the next 15 years. Because of the inherent uncertainties in estimating the remaining ultimate gross film revenues, it is at least reasonably possible that the Company's estimates of amortization will change in the near term.

     Included in amortization expense in 1998 is $508,000 related to the write-off of abandoned development projects.

3.   INCOME TAXES

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance has been established, for the year ended December 31, 1998, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. In connection with the acquisition of Harvey Comics, Inc. during 1989, the income tax basis of the assets acquired remained at the pre-acquisition value. As a result, all amortization of the acquired film library and trademarks and copyrights is not deductible for income tax purposes, resulting in the deferred income tax liability.

     The provision for income taxes for the years ended December 31, 1998 and 1997 consists of the following:

                                                        1998                1997

Current                                             $   565,000         $   702,000
                                                    -----------         -----------

Deferred                                             (4,764,000)          1,178,000
Amounts related to exercise of stock options                                100,000
                                                    -----------         -----------

Total deferred                                       (4,764,000)          1,278,000
                                                    -----------         -----------

(Benefit) provision for income taxes                $(4,199,000)        $ 1,980,000
                                                    ===========         ===========

The income tax benefits resulting from the exercise of stock options in 1997 have been reflected as an addition to stockholders' equity.

Income tax computed at the statutory federal income tax rate of 34% and the provision for income taxes in the financial statements for the years ended December 31, 1998 and 1997 differ as follows:

                                                                  1998             1997

Provision computed at the statutory rate                     $(5,153,000)        $ 1,754,000
State income taxes, net of federal income tax benefit           (351,000)            247,000
Change in valuation allowance                                  1,787,000
Other                                                           (482,000)            (21,000)
                                                             -----------         -----------

(Benefit) provision for income taxes                         $(4,199,000)        $ 1,980,000
                                                             ===========         ===========

     The following are the components of the Company's deferred tax asset and liability at December 31, 1998 and 1997

                                                    1998                1997

Federal net operating loss carryforward        $ 1,922,000         $        --
State net operating loss carryforward              351,000
Accounts receivable                                 77,000             209,000
Stock compensation                                 294,000              14,000
Other                                              148,000             143,000
                                               -----------         -----------

Total deferred tax asset                         2,792,000             366,000
                                               -----------         -----------

Film library                                      (395,000)         (1,973,000)
Trademarks and copyrights                         (304,000)           (256,000)
Deferred revenue                                  (306,000)         (1,925,000)
                                               -----------         -----------

Total deferred tax liability                    (1,005,000)         (4,154,000)
                                               -----------         -----------

Valuation allowance                             (1,787,000)                 --
                                               -----------         -----------

Net deferred tax liability                     $        --         $(3,788,000)
                                               ===========         ===========



     At December 31, 1998, the Company has a net operating loss carryforward of $7,359,000 and $4,826,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards expire in 2013 and 2003, respectively. Included in the aforementioned net operating loss carryforwards are amounts the Company can use to offset future taxable income, but the effect of which will not be recognized in operations. Instead, as these amounts relate to the exercise of stock options, they will be recorded directly to equity. Such amounts are $1,705,000 and $853,000 for federal and state, respectively.

4.   DEBT

     The Company has a revolving loan and security agreement that allows maximum borrowings of up to $2,500,000 and expired on March 31, 1999. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the lenders' prime rate (8.75% at December 31, 1998) plus 1% per annum. The agreement is subject to certain requirements, including, but not limited to, the maintenance of minimum net worth, and also disallows the payment of dividends.

     At December 31, 1998, the Company was not in compliance with these covenants. On April 9, 1999, the bank extended the maturity of the debt to April 30, 1999 and amended the covenants such that the Company was in compliance at that date. At December 31, 1998, the Company had $250,000 outstanding under this line of credit. No amounts were outstanding at December 31, 1997.

5.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company is committed under operating leases to minimum rental payments (exclusive of real estate taxes and maintenance, net of sublease income) through 2004 as follows:

YEAR ENDING          GROSS            SUBLEASE
DECEMBER 31,         RENTALS            INCOME                 NET

      1999        $  753,000        $  275,000        $  478,000
      2000           763,000           316,000           447,000
      2001           613,000           126,000           487,000
      2002           286,000                             286,000
      2003           286,000                             286,000
Thereafter           167,000                             167,000
                  ----------        ----------        ----------

                  $2,868,000        $  717,000        $2,151,000
                  ==========        ==========        ==========


     The effective annual rent expense for the Company is the total rent to be paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent amount paid and the effective rent recognized for financial statement purposes is reported as accrued rent.

     Rent expense charged to operations was $439,000 and $259,000 for the years ended December 31, 1998 and 1997, respectively. Rent expense is net of sublease income of $261,000 and $257,000 in 1998 and 1997, respectively.

     EMPLOYMENT AGREEMENTS - The Company has employment contracts with four employees and one consultant that require payments aggregating $344,000 and $57,000 in 1999 and 2000, respectively.

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

     LITIGATION - The Company is named as a defendant in a lawsuit in which the plaintiff claims to have suffered damages in excess of $1,000,000. The Company is vigorously defending itself against this action, and it is currently not possible to predict the outcome and damages that may be awarded, if any. The Company expects its insurance company to pay for legal costs and any damages that may be assessed. To date, the insurance company has been paying for the legal costs; however, the insurance company has reserved rights to recover its costs from the Company.

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

     STOCK OPTION PLAN OF 1997 - The stock option plan of 1997 initially provided for the grant of options to purchase an aggregate of 250,000 shares of common stock. In April 1998, the Board of Directors approved an increase in the number of options that could be granted under this plan to 450,000. As of December 31, 1998, 70,300 shares remained unissued under the plan. Officers, directors and other key employees are eligible to receive grants of either incentive stock options or nonqualified stock options; non-employee directors may be granted only nonqualified stock options. The exercise price of each option granted under the 1997 plan must be at least 100% of the fair market value per share on the date option is granted, except that options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock shall be at an exercise price no less than 110% of fair market value on the date of grant.

     The term of each option may not exceed 10 years from the date of grant (5 years for any 10% stockholder). Vesting of the options is determined on a case-by-case basis.

     The following table summarizes option transactions during the two years ended December 31, 1998 under the aforementioned plans:

                                         NUMBER         WEIGHTED
                                       OF SHARES        AVERAGE
                                                         PRICE
                                                       PER SHARE

Balance, January 1, 1997               683,000         $    5.33
  Granted                              164,000         $    8.33
  Exercised                            (26,000)        $    6.44
                                      --------

Balance, December 31, 1997             821,000         $    5.89
  Granted                              264,000         $   11.11
  Exercised                           (614,000)        $    5.21
  Cancelled                            (73,000)        $    7.08
                                      --------

Balance, December 31, 1998             398,000         $   10.00
                                      ========
Vested as of December 31, 1998         354,000
                                      ========

The following summarizes pricing and term information for options outstanding as of December 31, 1998:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ------------------------------------------    --------------------------------
                                       WEIGHTED
     RANGE OF             NUMBER        AVERAGE        WEIGHTED                            WEIGHTED
     EXERCISE         OUTSTANDING      REMAINING       AVERAGE         EXERCISABLE         AVERAGE
      PRICES         AT DECEMBER 31,  CONTRACTUAL      EXERCISE      AT DECEMBER 31,       EXERCISE
                          1998           LIFE            PRICE           1998                PRICE

        7.25             92,000          7.55         $    7.25          87,000            $    7.25
        8.81             21,000          8.33         $    8.81           4,000            $    8.81
     9.50-9.63          120,000          9.22         $    9.61         120,000            $    9.61
    10.00-10.50          50,000          9.42         $   10.40          30,000            $   10.50
       11.00              5,000          9.00         $   11.00           3,000            $   11.00
       12.69            100,000          9.33         $   12.69         100,000            $   12.69
       13.13             10,000          9.33         $   13.13          10,000            $   13.13
                        -------                                         -------

 7.25-13.13             398,000          7.25         $   10.00         354,000            $   10.07
                        =======                                         =======


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1998 and 1997 pursuant to SFAS No. 123 was approximately $292,000 and $367,000, respectively. Had the Company adopted SFAS No. 123, pro forma net (loss) income would have been $(11,530,000) and $2,729,000, and pro forma net (loss) income per share would have been $(2.84) and $0.77 for 1998 and 1997, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, a risk-free interest rate of 6.28%, and a volatility of 65% and 30% and expected lives of one year and three years for 1998 and 1997, respectively.

     WARRANTS - In connection with a public offering in 1993, the underwriters received warrants to acquire 120,000 shares of the Company's common stock for 145% of the offering price ($10.88 per share). During 1997, warrants were exercised for 5,000 shares of common stock. At December 31, 1997, warrants to acquire 52,000 shares remained outstanding. The warrants expired in June 1998 but were extended for an additional three years, until June 2001. The Company recorded an expense of $255,000 related to the extension of these warrants.

     In February 1994, the Company issued warrants to purchase 100,000 shares of its common stock at $13.48 per share (110% of the average closing price of the Company's common stock on the ten days preceding the agreement date) to a producer of a motion picture featuring one of the Company's characters. The warrant expires five years from the date of grant.

     In January 1997, the Company issued warrants to purchase 100,000 shares of its common stock at $10.00 per share to advisors of the Company. The warrants vest 50% upon date of grant and 50% one year from the date of grant, but only if the Company requests the advisors to perform services for 1998. The warrants expire five years from the date of vesting. The Company recorded an expense of $35,000 related to these warrants.

     In March 1998, the Company issued fully vested warrants to purchase 200,000 shares of its common stock at $12.75 per share to consultants providing certain management services to the Company. The warrants expire five years from the date of grant. The Company recorded an expense of $433,000 related to the issuance of these warrants and an additional $281,000 related to the issuance of options to these same individuals.

     STOCK REPURCHASE PROGRAM - In January 1997, the Board of Directors authorized (subject to stockholder approval) a stock repurchase program whereby the Company may, from time to time, in market transactions, purchase up to 10% of its outstanding common stock. The Company has repurchased 96,000 shares during the year ended December 31, 1997.

8.   EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Due to the loss incurred in 1998, the effect of potential shares, such as options and warrants, on the Company's EPS would be anti-dilutive. Therefore, such effect has not been used to calculate the diluted EPS for 1998.

     The following table reconciles basic EPS to diluted EPS for the years ended December 31, 1998 and 1997:

                                           1998
                    ---------------------------------------------------
                         LOSS                SHARES          PER SHARE
                      (NUMERATOR)        (DENOMINATOR)       AMOUNT

Basic EPS           $ (11,238,000)          4,059,000        $  (2.77)
                    =============           =========        ========

Diluted EPS -
  Net loss          $ (11,238,000)          4,059,000        $  (2.77)
                    =============           =========        ========


                                                                   1997
                                            ------------------------------------------------
                                              INCOME                SHARES         PER SHARE
                                            (NUMERATOR)         (DENOMINATOR)       AMOUNT

Basic EPS                                    $3,178,000          3,555,000         $   0.89
                                                                                   ========

Effect of dilutive securities:
  Options                                                         403,000
  Warrants                                                          6,000
                                             ----------         ----------
Diluted EPS -
  Net income and assumed conversions         $3,178,000          3,964,000         $   0.80
                                             ==========         ==========         ========


     Warrants to purchase 100,000 shares of common stock at $13.48 per share were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants expire at various dates from June 1998 through January 1999.

9.   SEGMENT INFORMATION

     The Company operates in one segment: the licensing of its intellectual property. Depending on the type of licensee, it will enter into a variety of agreements, including film production and distribution agreements, merchandising agreements, and publishing agreements. Typically, the licensee will distribute a product which incorporates the Company's animated characters. The products range from television series to magazines and consumer products.

     The products are sold internationally. Export sales by geographic area for the years ended December 31, 1998 and 1997 are as follows:

                                                          1998                 1997

  Asia                                                $   165,000          $ 1,480,000
  Canada                                                 (135,000)              40,000
  Europe                                                 (543,000)           2,261,000
  Other                                                  (177,000)             625,000
                                                      -----------          -----------

                                                      $  (690,000)         $ 4,406,000
                                                      ===========          ===========

      Accounts receivable consist of the following:

                                                          1998                 1997

  Accounts receivable:
    Domestic                                          $   865,000          $ 4,098,000
    Foreign                                             1,122,000            4,521,000
                                                      -----------          -----------

                                                        1,987,000            8,619,000
  Allowance for doubtful accounts                        (298,000)            (606,000)
                                                      -----------          -----------

                                                      $ 1,689,000          $ 8,013,000
                                                      ===========          ===========


     Through January 1997, Universal acted as the Company's exclusive merchandising agent. In January 1997, the Company and Universal entered into a new merchandising agreement whereby the Company serves as its own agent and, for a limited period of time, will remit a percentage of the merchandising revenues, net of certain expenses, to Universal. The amount due to Universal under this agreement is $861,000 and $1,444,000 at December 31, 1998 and 1997, respectively.

     At December 31, 1997, accounts receivable due from Saban totaled $4,291,000. No amounts were due from Saban at December 31, 1998.

10.  RELATED PARTIES

     In September 1997, the Company entered into a related party consulting/producing arrangement with JEM Entertainment, Inc. The Company recognized expense of $37,000 for the year ended December 31, 1998 under this arrangement.

11.  PROFIT-SHARING PLAN

     The profit-sharing plan covers substantially all employees with more than one year of service with the Company. Contributions under the profit-sharing plan are at the discretion of the Company and are limited to 15% of eligible employee compensation. The profit-sharing plan expense totaled $0 and $129,000 in 1998 and 1997, respectively, and is included in accounts payable and accrued expenses.

12.  SUBSEQUENT EVENT

     On April 7, 1999, the Company entered into a definitive agreement with certain investors which contemplates that the Company will receive a $17 million equity infusion (less related expenses), consisting of $11.5 million in cash and $5.5 million in the common stock of The Kushner-Locke Company, a publicly traded company engaged in television and feature film production and distribution, and public record search services on the Internet and more conventional means.

     In exchange for the investment, the Company will issue 170,000 shares of Series A preferred stock. The Series A preferred stock pays cumulative dividends of 7% per annum and is convertible to the Company's common stock at an initial conversion price of $6.75 per share.

     Additionally, the Company will issue 2,400,000 warrants to purchase the Company's common stock at prices ranging from $9.00 to $12.00 per share. The number of warrants may increase depending on the Company's financial condition at March 31, 1999.

     Under the definitive agreement, the investors have deposited $750,000 as liquidated damages recoverable by the Company in the event of a failure by the investors to close the transaction in breach of their obligations. Likewise, if the Company decides not to go forward with the transaction it may be liable to the investors in the amount of $750,000 plus applicable expenses. Completion of the transaction remains subject to the satisfaction or waiver of a number of conditions. There is no assurance that the transaction will be completed.

13.  FOURTH QUARTER ADJUSTMENTS

     The Company made certain adjustments in the fourth quarter to the carrying value of its accounts receivable and film library. Accounts receivable was written down by $1,675,000 related to a change in estimated returns for "Casper, A Spirited Beginning." The Company also reduced its film library by recognizing a charge of $3,000,000 related to "Baby Huey's Great Easter Adventure."

                                     ******


                                                                                                                         SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------------------

COLUMN A                                         COLUMN B                 COLUMN C                  COLUMN D            COLUMN E
                                                                         ADDITIONS
                                                              --------------------------------
                                                                                  CHARGED TO
                                                BALANCE AT      CHARGED TO          OTHER                             BALANCE AT
                                               BEGINNING OF      COSTS AND        ACCOUNTS -        DEDUCTIONS -         AT END
DESCRIPTION                                       PERIOD       EXPENSES (1)       DESCRIBE (2)       DESCRIBE          OF PERIOD

1997 activity:

  Allowance for doubtful accounts               $ 573,000       $ 875,000                       $ (842,000)(1)           $ 606,000

  Deferred tax valuation allowance

  Reserve for sales returns

  Net realizable value reserve for film costs


1998 activity:

  Allowance for doubtful accounts                  606,000         830,000                      (1,138,000)(1)             298,000

  Deferred tax valuation allowance                               1,787,000

  Reserve for sales returns                                      4,352,000                       (3,991,000)(2)            361,000

  Net realizable value reserve for film costs                    2,900,000                                               2,900,000


(1)  Decrease to accounts receivable.

(2) Decrease to revenues

THE HARVEY ENTERTAINMENT COMPANY
10K EXHIBITS



10.55 Consulting Agreement dated May 1, 1998 between the Company and Matty Simmons Productions

10.56 Publishing Distribution Agreement dated June 23, 1998 between the Company and Warner Publisher Services, Inc.

10.57 Video Distribution Letter Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc.

10.58 Video Distribution Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc.

10.59 Multi-Agreement No. 7 dated December 11, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A.

10.60 Extension Letter dated March 31, 1999 between the Company and City National Bank.