Form 10KSB40/A
period 1998-12-31
HARVEY ENTERTAINMENT CO
filed 1999-04-15
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 1

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

/s/ GARY M. GRAY                       Director           April 13, 1999
---------------------------
Gary M. Gray


/s/ MICHAEL S. DOHERTY                 Director           April 13, 1999
---------------------------
Michael S. Doherty

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  The Harvey Entertainment Company
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of The Harvey Entertainment Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 7. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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



/s/ DELOITTE & TOUCHE
DELOITTE & TOUCHE
Los Angeles, California
April 9, 1999