Form 10KSB40/A
period 1998-12-31
HARVEY ENTERTAINMENT CO
filed 1999-04-30
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 2

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number: 000-23000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to the Form 10-KSB: [X]

Transitional Small Business Disclosure Format:  Yes: [ ]No: [X]

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this report:  None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                   MANAGEMENT

         Set forth below is certain information with respect to the directors and executive officers of the Company as of the date of the filing of this report:


                       Name                             Age                            Position
                       ----                             ---                            --------
Roger A. Burlage...................................     56     Chairman of the Board and Chief Executive
                                                               Officer
Eric S. Mischel....................................     37     President and Chief Operating Officer
Ronald B. Cushey...................................     42     Executive Vice President, Chief Financial
                                                               Officer and Secretary
Charles Day........................................     36     Senior Vice President of Consumer Products
Michael R. Burns...................................     40     Director
Gary M. Gray.......................................     53     Director
Michael S. Doherty.................................     44     Director


         Each of the directors and executive officers serves in similar positions for both the Company and its wholly owned subsidiary, Harvey Comics, Inc. ("Harvey"). Directors are currently elected for terms of one year each.

         The Company's Bylaws allow the Board to fix the number of directors between three and five. The number of directors is currently fixed at five.

         ROGER A. BURLAGE has served as Chairman and Chief Executive Officer of The Harvey Entertainment Company since April 1999. Mr. Burlage is President of Burlage/Edell Productions Inc., a film and television production company which he formed in February 1998 with his partner Elaine Hastings-Edell, and Chief Executive Officer of Heartland Entertainment, Inc., an independent film production entity. From March 1996 until July 1997, he served as Chairman and Chief Executive Officer of LIVE Entertainment Inc. ("LIVE"), a diversified independent entertainment company, after serving as President and Chief Executive Officer since joining LIVE in January 1994. Mr. Burlage became a Director of LIVE in December 1994, and after LIVE's sale to a private investor group in July 1997 remained with LIVE until February 1998 on a significantly full time basis as a transitional Chairman. From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc. ("Trimark"), an independent entertainment entity, and most recently was a member of Trimark's Board of Directors from April

1998 until April 1999. Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including executive positions with New World Pictures, Ltd. and with AVCO Corporation and AVCO Embassy Pictures.

         ERIC S. MISCHEL has served as President and Chief Operating Officer of the Company since April 1999. From October 1997 until April 1999 he served as President of The Mischel Company, an entertainment company specializing in the production of feature films, the representation of completed films in the acquisition marketplace, and the advising of foreign- based companies on the acquisitions and sales of feature films and animated product throughout the world. Prior to establishing The Mischel Company, from May 1996 until August 1997, Mr. Mischel was a Senior Vice President of Acquisitions and Production at LIVE, after serving since September 1994 as Vice President of LIVE's Family Home Entertainment division. From August 1993 until July 1994 Mr. Mischel was a Lecturer of Law at the University of California at Los Angeles' School of Law.

         RONALD B. CUSHEY has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since April 1999. From January 1998 until joining the Company, Mr. Cushey served as a Financial Consultant to several entertainment entities, primarily working with Mr. Burlage to establish a start-up film production venture and to establish a capital and management infusion into the Company. Mr. Cushey was the Executive Vice President and Chief Financial Officer of LIVE from January 1995 until December 1997, and served as a Director of LIVE from November 1993 until July 1997. From April 1992 until December 1994, Mr. Cushey was an Executive Consultant for Pioneer North America, overseeing that company's entertainment related investments and activities. Mr. Cushey served as Executive Vice President and Chief Financial Officer of Nelson Holdings International Ltd. and Nelson Entertainment Group (collectively "Nelson") from November 1987 until June 1991, after serving in various financial management positions since joining Nelson as Controller in October 1995. Mr. Cushey is a CPA in the state of California, beginning his career as a public accountant with PricewaterhouseCoopers LLP from 1978 until 1981 and then joining Ernst & Young LLP from 1981 until 1995.

         CHARLES DAY has been the Senior Vice President of Consumer Products of the Company since October 1996. Prior to joining the Company, Mr. Day served in the following positions at Copyright Promotions International Ltd. ("CPI"):
Joint Managing Director from 1993 to 1996, Development Director from 1989 to 1993, and Marketing Executive Food and Drink from 1985 to 1987. During the latter years of his career at CPI Mr. Day was responsible for budgeting and formulation of business and marketing plans, acquisition of licensing rights to intellectual properties and development of entertainment rights.

         MICHAEL R. BURNS has been a director of the Company since April 1999. Mr. Burns serves as Managing Director and Head of Prudential Securities Incorporated Los Angeles' Investment Banking office since 1991, specializing in the media and entertainment fields. Prior to joining Prudential Securities, Mr. Burns spent nine years at Shearson Lehman Brothers Inc. (now Salomon Smith Barney). Mr. Burns is the Co-Chairman and Co-Founder of the Hollywood Stock Exchange, an Internet startup company, is the Managing Member and Chairman of Cerulean Colorization LLC, a film colorization company, and is the Chairman of Ignite Entertainment, a Los Angeles based entertainment content company. A graduate of Arizona State University, Mr. Burns received his M.B.A. from The John E. Anderson Graduate School of Management at the University of California at Los Angeles.

         GARY M. GRAY has been a Director of the Company since 1991 and served as the Chairman of the Board from March 1998 to April 1999. Mr. Gray is a Managing Director of

Milestone Capital, Inc., a firm based in Houston, Texas which, in concert with affiliated foreign entities, invests in or acquires control of private companies with operations in the United States. Prior to locating in Houston in 1997, from 1994 to 1997, Mr. Gray practiced law and provided business consulting services to foreign clients from offices based in Oklahoma and, from 1991 to 1993, practiced law in New York. Prior to attending Harvard Law School from 1987 to 1990, Mr. Gray was involved in various investment and banking activities, principally in Oklahoma.

         MICHAEL S. DOHERTY has been a Director of the Company since December 1997. Mr. Doherty is a Managing Director -- Corporate Finance at Spencer Trask Securities Incorporated, a Director of Xycom Holdings Incorporated, an industrial automation company based in Saline, Michigan and a Director of A.C.L.N. Limited, a Monaco-headquartered marine transport company. From October 1996 through January 1999, Mr. Doherty held the position of Managing Director -- Corporate Finance at Cruttenden Roth Incorporated. Prior to joining Cruttenden Roth, Mr. Doherty was a Vice President of Corporate Finance of Arnhold and S. Bleichroeder Inc, a New York-based investment banking, brokerage and asset management firm. Mr. Doherty has been working in the area of international brokerage and corporate finance for 18 years.

         The Company has granted observer rights to The Kushner-Locke Company ("Kushner-Locke"), which has the right to designate Donald Kushner, Kushner-Locke's Co-Chairman of the Board, Co-Chief Executive Officer and Secretary (or in his absence, Peter Locke, Kushner-Locke's Co-Chairman of the Board and Co-Chief Executive Officer) to attend and participate in all Board meetings as an observer without the right to vote on any action taken by the Board. Such attendee shall be compensated in the same amount of cash, options or other items and at the same times as the other non-executive members of the Board; provided that Messrs. Kushner and Locke shall be entitled to receive collectively only such amount as one Board member would so be entitled to receive. See "Executive Compensation -- Director Compensation." Kushner-Locke owns 55,000 shares of the Company's Series A Preferred Stock. The Company owns 468,883 shares of common stock of Kushner-Locke. See "Security Ownership of Certain Beneficial Owners and Management."

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION

           EXECUTIVE COMPENSATION AND OTHER REMUNERATION

         The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer, and its three other most highly compensated officers for services rendered during such period to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                                          ----------------------
                                                    Annual Compensation              Common Stock
                                                    -------------------               Underlying           All Other
Name And Principal Position     Year            Salary              Bonus              Options           Compensation
---------------------------     ----            ------              -----              -------           ------------
Anthony J. Scotti(1)......      1998              (2)                (2)                 271,600               N/A
   (Former) Interim             1997              N/A                N/A                     N/A               N/A
   Chief Executive              1996              N/A                N/A                     N/A               N/A
   Officer and
   (Former) Interim
   President
Michael S. Hope(3)........      1998              (4)                (4)                  67,900               N/A
   (Former) Interim             1997              N/A                N/A                     N/A               N/A
   Chief Financial              1996              N/A                N/A                     N/A               N/A
   Officer and
   (Former) Interim
   Secretary
Jeffrey A. Montgomery(5)..      1998         $ 59,150           $      0                     N/A        $3,012,379(7)
   (Former) Chief               1997         $295,000           $275,000                  50,000        $   82,333(7)
   Executive Officer,           1996         $256,487           $250,000(6)                  N/A        $   93,915(7)
   (Former) President
   and (Former)
   Chairman
Charles Day(8)............      1998         $147,255           $      0                     N/A        $   47,878(10)
   Senior                       1997         $130,000           $ 50,000(9)                5,000        $   80,270(10)
   Vice President of            1996         $ 28,085           $      0                  11,500        $   19,630(10)
   Consumer Products
Don Gold(11)..............      1998         $118,750           $ 20,000(12)              20,000        $    6,650(13)
   (Former) Senior              1997              N/A                N/A                     N/A               N/A
   Vice President --            1996              N/A                N/A                     N/A               N/A
   Harvey Home
   Entertainment

---------------

(1) On April 26, 1999 Mr. Scotti resigned as Interim Chief Executive Officer and Interim President and Roger A. Burlage was appointed Chief Executive Officer and shortly thereafter Eric S. Mischel was appointed President and Chief Operating Officer.

(2) Mr. Scotti did not receive any salary directly from the Company. Instead, Mr. Scotti served in his interim management positions pursuant to the Company's management services agreement with Global Media Management, LLC. See "Certain Relationships and Related Transactions-- Employment Agreements with Executive Officers".

(3) On April 26, 1999 Mr. Hope resigned as Interim Chief Financial Officer and Interim Secretary. Shortly thereafter Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary.

(4) Mr. Hope did not receive any salary directly from the Company. Instead, Mr. Hope served in his interim management positions pursuant to the Company's management services agreement with Global Media Management, LLC. See "Certain Relationships and Related Transactions-- Employment Agreements with Executive Officers".

(5) Effective July 10, 1989, the Company entered into an employment agreement with Mr. Montgomery, which agreement was amended in March 1993 and April 1995. On March 20, 1998, the Company's Board of Directors voted not to renew the agreement with Mr. Montgomery. The agreement expired on April 17, 1998 and Mr. Montgomery is no longer an officer of the Company.

(6) Represents a producer's fee in connection with the 1996 direct-to-video production of Casper, A Spirited Beginning. Mr. Montgomery and Gregory A. Yulish, the Company's former Chief Financial Officer, negotiated an agreement pursuant to which Saban Entertainment agreed to bear all costs of production and to share defined profits, if any, with the Company.

(7) Represents net proceeds from the exercise of stock options, sums advanced under the Company's defined contribution plan, which vest over a period of five years, an unaccountable business expense allowance, benefits under automobile and athletic club plans, and in 1995 the value of a whole life insurance policy transferred to Mr. Montgomery in connection with his employment agreement.

(8) Effective October 16, 1996, the Company entered into an employment agreement with Mr. Day, See "Employment Agreements with Executive Officers."

(9) Represents a bonus in connection with the divisional profit margin as negotiated in Mr. Day's employment agreement.

(10) Represents net proceeds from the exercise of stock options and benefits under automobile, living and moving allowance plans.

(11) Mr. Gold's employment with the Company terminated at the end of February 1999.

(12)   Represents a signing bonus.

(13)   Represents benefits under an automobile allowance plan.

OPTION GRANTS IN LAST FISCAL YEAR

       The following table and related footnotes set forth the number of securities underlying options granted in the last fiscal year and held by each person who served as the Company's Chief Executive Officer and its three other most highly compensated officers and the value thereof.


                                               Number of
                                               Securities     Percent of Total
                                               Underlying    Options Granted to    Exercise or
                                                Options         Employees in        Base Price
Name                                            Granted       Fiscal Year (1)        ($/Share)   Expiration Date
----                                            -------      ------------------    -----------   ---------------
Anthony J. Scotti.....................          155,200             42%               $12.75         3/23/03
                                                 38,800             10%               $12.69         4/13/08
                                                 77,600             21%                $9.63         7/21/03
Michael S. Hope.......................           38,800             10%               $12.75         3/23/03
                                                  9,700              3%               $12.69         4/13/08
                                                 19,400              5%                $9.63         7/21/03
Jeffrey A. Montgomery.................              0               N/A                  N/A             N/A
Charles Day...........................              0               N/A                  N/A             N/A
Don Gold..............................           20,000              5%               $10.25         2/27/08

----------
(1) Includes options and warrants granted to Messrs. Scotti and Hope who were employed pursuant to the Company's management services agreement with Global Media Management, LLC.



               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                             Number of
                                                                            Securities          Value of Unexercised
                                                                            Underlying         In-the-Money Options at
                                    Shares                                  Unexercised              12/31/98(1)
                                  Acquired on            Value              Options at            Exercisable(#)/
            Name                 Exercise(#)           Realized($)           12/31/98             Unexercisable(#)
            ----                 ------------         ------------           --------             -----------------
Anthony J. Scotti............          0                  N/A                 271,600                   0 / 0
Michael S. Hope..............          0                  N/A                 67,900                    0 / 0
Jeffrey A. Montgomery........       516,666            $3,512,880                0                      0 / 0
Charles Day..................          0                  N/A                 12,500               10,000 / 1,500
Don Gold.....................          0                  N/A                    0                      0 / 0

--------------

(1) The Common Stock closed on The Nasdaq National Market on December 31, 1998 at $7.75 per share.

DIRECTOR COMPENSATION

         Directors of the Company who are neither employees of the Company nor of the Company's affiliates receive $20,000 in cash each year for serving on the Board. Such Directors also receive 10,000 stock options under the Company's 1997 Stock Option Plan on May 18 each year. In June of 1997, the Company made a one-time grant (approved by the Company's shareholders) to each director who was neither an employee of the Company nor of the Company's affiliates of an option under the Company's 1997 Stock Option Plan to purchase 20,000 shares of Common Stock at a price of $7.25 per share. In addition to such fees and options, as compensation for services as Chairman of the Board, in April 1998 Mr. Gray received a one-time grant of a fully-vested option under the Company's 1997 Stock Option Plan to purchase 50,000 shares of Common Stock at an exercise price of $12.6875 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market's National Market on the grant date).


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company's Chairman and Chief Executive for a term of four years. Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Company's Board of Directors. As part of the agreement, Mr. Burlage was granted warrants to purchase 400,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, and may receive up to an additional 200,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement. One half of such warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

         The Company entered into an employment agreement with Charles Day, effective October 16, 1996, which provides that Mr. Day will serve as the Company's Senior Vice President of Consumer Products, amended as of December 19, 1997. In September 1998, the agreement was extended through March 31, 2000.
Mr. Day is entitled to an annual salary of $139,000 per year and certain other benefits including a monthly living allowance of $3,000 during the term of his employment agreement, insurance benefits, three weeks of paid vacation, use of an automobile, reimbursement of automobile insurance expenses, reimbursement of moving expenses at the beginning of the term and reimbursement of attorney's fees incurred in connection with the negotiation of his employment agreement. Mr. Day is also entitled to receive an annual bonus equal to a percentage of pre-tax net profits from the Company's merchandising activities under Mr. Day's supervision. In addition, Mr. Day received an option to purchase 15,000 shares at $11.00 per share (adjusted to $7.25 per share in December 1996) vesting over three years and an option to purchase 5,000 shares at $11.00 per share vesting over two years. Mr. Day's employment agreement also provides that the Company will indemnify Mr. Day for any loss he incurs by virtue of his position as an employee of the Company.

         In March 1998, the Company entered into a management services agreement with Global Media for the provision of the non-exclusive services of Messrs. Scotti and Hope as Interim Chief Executive Officer/Interim President and Interim Chief Financial Officer, respectively. See "Certain Relationships and Related Transactions-Employment Agreements with Officers."

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth, as of April 28, 1999, certain information regarding the beneficial ownership of the Company's Common Stock by:
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each person who served as the chief executive officer of the Company during fiscal year 1998, (iv) the other executive officers of the Company during fiscal year 1998, and (v) the Company's current directors and executive officers as a group:



                                                                       Number of Shares
Name and Address of                                                     and Nature of
Beneficial Owners                    Title of Class(1)               Beneficial Ownership(2)     Percent of Class(3)
-----------------------              --------------                  --------------------        ----------------
AKAUSA Holdings                      Common Stock                         1,075,000                     25.68%
Limited(4).........................  Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        16.03%

Ahmad Bin Khalid Al-                 Common Stock                         1,075,000                     25.68%
Saud(4)............................  Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        16.03%

Roger A. Burlage(5)................  Common Stock                           200,000                      4.56%
                                     Series A Preferred Stock               10,000                       5.88%
                                     Total Voting Power                       --                         5.04%

Anthony J. Scotti(6)...............  Common Stock                           271,600                      6.09%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                         3.89%

Michael S. Hope(7).................  Common Stock                           67,900                       1.60%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                         1.00%

                                                                       Number of Shares
Name and Address of                                                     and Nature of
Beneficial Owners                    Title of Class(1)               Beneficial Ownership(2)     Percent of Class(3)
-----------------------              --------------                  --------------------        ----------------
                                                                       Number of Shares
Jeffrey A. Montgomery(8)............ Common Stock                             --                          --
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                            0%

Michael R. Burns(9)................. Common Stock                                0                        --
                                     Series A Preferred Stock               95,000                      55.88%
                                     Total Voting Power                       --                        20.99%

Gary M. Gray(10).................... Common Stock                          107,500                      2.51 %
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        1.58%

Michael S. Doherty(11).............. Common Stock                           60,000                      1.41%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        0.89%

Charles Day(12)..................... Common Stock                           12,500                      0.30%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        0.19%

Don Gold(13)........................ Common Stock                           1,000                       0.02%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        0.01%

Universal Studios, Inc(14).......... Common Stock                          374,500                      8.94%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        5.59%

Cardinal Capital                     Common Stock                          456,900                      10.91%
Management, L.L.C.(15).............. Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        6.81%

Lord, Abbett & Co.(16).............. Common Stock                          240,100                      5.73%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        3.58%

Benson Associates, LLC(17).......... Common Stock                          216,900                      5.18%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        3.23%

                                                                       Number of Shares
Name and Address of                                                     and Nature of
Beneficial Owners                    Title of Class(1)               Beneficial Ownership        Percent of Class(2)
-----------------------              -----------------               --------------------        -------------------
                                                                       Number of Shares
The Kushner-Locke                    Common Stock                             --                          --
Company(18)......................... Series A Preferred Stock               55,000                      32.35%
                                     Total Voting Power                       --                        12.15%

All Officers and Directors           Common Stock                          380,000                       7.77%
   as a group (7 persons)(19)....... Series A Preferred Stock              105,000                      61.76%
                                     Total Voting Power                       --                        26.11%

---------------

(1) Each share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible. The Series A Preferred Stock voting as a separate class is entitled to elect two of the Company's five directors and is otherwise entitled to vote on all matters (including the election of remaining directors) together with holders of Common Stock voting as a class.

(2) Shares underlying options and warrants to purchase Common Stock exercisable within 60 days are deemed to be outstanding for the purpose of calculating the number of shares owned by the holders of such options and warrants.

(3) The percent of Common Stock owned is calculated using the number of shares of Common Stock beneficially owned as the numerator and the total number of shares of Common Stock outstanding on April 12, 1999 (4,186,941) as the denominator. The percent of Series A Preferred Stock owned is calculated using the number of shares of Series A Preferred Stock beneficially owned as the numerator and the total number of shares of Series A Preferred Stock outstanding on April 26, 1999 (170,000) as the denominator. The percent of Total Voting Power is calculated using the sum of (A) the number of shares of Common Stock beneficially owned and (B) the number of shares of Common Stock issuable upon conversion of the beneficial owner's Series A Preferred Stock as the numerator, and the sum of (C) the total number of shares of Common Stock outstanding (4,186,941) and (B) the total number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock (2,518,519) at the initial conversion price of $6.75 per share of Common Stock (for a total of 6,705,460) as the denominator.

(4) Includes shares held by AKAUSA and Mr. Al-Saud. The United States mailing address of AKAUSA and the United States address of Mr. Ahmad Bin Khalid Al-Saud is 3535 N. W. 58th Street, Suite 950, Oklahoma City, Oklahoma 73112. AKAUSA is a Cayman Islands corporation, 100% of whose stock is owned by Mr. Ahmad Bin Khalid Al-Saud, a citizen and resident of Saudi Arabia. AKAUSA owns 475,000 shares; Mr. Al-Saud owns 600,000 shares directly.

(5) The address of Mr. Burlage is c/o the Company at 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90068. Includes currently exercisable warrants to purchase 200,000 shares of Common Stock.

(6) The address of Mr. Scotti is c/o Global Media Management Group, LLC, 1999 Avenue of the Stars, 17th Floor, Los Angeles, California 90067. Mr. Scotti resigned as Interim Chief Executive Officer and Interim President on April 26, 1999. Includes currently exercisable warrants to purchase 155,200 shares of Common Stock at an exercise price of $12.75 per share, fully vested options to purchase 77,000 shares of Common Stock at an exercise price of $9.63 per share and fully vested options to purchase 38,800 shares of Common Stock at an exercise price of $12.69 per share.

(7) The address of Mr. Hope is c/o Global Media Management, 1999 Avenue of the Stars, 17th Floor, Los Angeles, California 90067. Mr. Hope resigned as Interim Chief Financial Officer and Interim Secretary on April 26, 1999. Includes currently exercisable warrants to purchase 38,800 shares of Common Stock at an exercise price of $12.75 per share, fully vested options to purchase 19,400 shares of Common Stock at an exercise price of $9.63 per share and fully vested options to purchase 9,700 shares of Common Stock at an exercise price of $12.67 per share.

(8) Mr. Montgomery resigned as Chief Executive Officer and from the Company's Board of Directors on March 30, 1998. The address of Mr. Montgomery is 10380 Wilshire Boulevard, #504, Los Angeles, CA 90024. The number of shares beneficially owned is based on a Schedule 13D/A filed on May 11, 1998.

(9) The address of Mr. Burns is c/o Prudential Securities Incorporated 2049 Century Park East, Suite 1200, Los Angeles, California 90067.

(10) The address of Mr. Gray is c/o Milestone Capital Inc., 1800 West Loop South, Suite 1075, Houston, Texas 77027. Includes options to purchase 5,000 shares which became exercisable in May 1994, 2,500 shares which became exercisable in each of May 1995 and 1996, 7,500 shares which became exercisable in March 1996, 10,000 shares which became exercisable in May 1997 and May 1998, 20,000 shares which became exercisable in June 1997 and 50,000 shares which became exercisable in April 1998.

(11) The address of Mr. Doherty is c/o Spencer Trask Securities Incorporated, 1299 Ocean Avenue, Suite 900, Santa Monica, California 90401. Includes a warrant to purchase 50,000 shares which became exercisable in January 1997 as to 25,000 shares and exercisable in March 1998 as to 25,000 shares and 10,000 shares which became exercisable in May 1998.

(12) The address of Mr. Day is c/o the Company at 1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067. Includes currently exercisable options to purchase 12,500 shares of Common Stock.

(13) The address of Mr. Gold is c/o Itsy Bitsy Entertainment Company, 127 North Robertson, Los Angeles, California 90048.

(14) The address of Universal Studios, Inc. is 100 Universal City Plaza, Universal City, California 91608. Universal Studios is controlled by the Seagram Company Ltd., a Canadian Company. The address of the Seagram Company Ltd. is 375 Park Avenue, New York, New York 10152.

(15) The address of Cardinal Capital Management L.L.C. is One Fawcett Place, Greenwich, Connecticut 06830. The number of shares beneficially owned is based on a Schedule 13 G/A filed on February 16, 1999.

(16) The address of Lord, Abbett & Co. is 767 Fifth Avenue, New York, New York 10153-0203. The number of shares beneficially owned is based on a
         Schedule 13 G filed on February 12, 1999.

(17) The address of Benson Associates, LLC is 111 SW 5th Avenue, Suite 2130, Portland, Oregon 97204. The number of shares beneficially owned is based on a Schedule 13 G filed on February 16, 1999.

(18) The address of The Kushner-Locke Company is 11601 Wilshire Boulevard, 21st Floor, Los Angeles, California 95205.

(19) Includes the beneficial ownership of Messrs. Burlage, Burns, Gray, Doherty, Day, Eric S. Mischel and Ronald B. Cushey.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into certain relationships and transactions with related parties. Such relationships and transactions include, without limitation, the following:

UNIVERSAL STUDIOS

         In December 1990, the Company sold Universal Studios a 20% equity interest in the Company for $3 million and entered into a Registration Agreement and Memorandum of Distribution Agreement with Universal Studios. In September 1994, the Company and Universal Studios entered into the television animation agreement described below. In May 1997, the Company and Universal Studios amended their relationship as described below.

Universal Studios Distribution Agreement And Animation Agreement/May 1997 Amendment/ Related Agreements. The Company and Universal Studios entered into a Memorandum of Distribution Agreement dated as of December 7, 1990, as amended by letters dated April 22, 1993 and September 28, 1993 (the "Universal Studios Distribution Agreement"), pursuant to which Universal Studios was granted certain limited rights, with no corresponding obligation, to exploit the Company's characters and products in (i) theatrical motion pictures, (ii) television, (iii) home video, (iv) merchandising, and (v) theme parks, and to distribute new pictures in all media. Under the Universal Studios Distribution Agreement, the Company retained the right to create and distribute existing and new television, home video and new media products, subject to Universal Studios' First Negotiation ("FN") rights and First Negotiation/First Refusal ("FNFR") rights, and also retained certain limited rights to exploit the Company's characters in theme parks.

         In May 1997, the Company and Universal Studios entered into an Amendment to Merchandising Deal which altered the obligations and rights of the parties with respect to merchandising (the "Merchandising Amendment") substantially in the form of an October 29, 1996 draft of that agreement previously negotiated (the "Merchandising Amendment Draft"), a Term Sheet for Universal/Harvey Restated Agreement (the "Term Sheet") reflecting changes in the Universal Studios Distribution Agreement, and a Pricing Letter (together with the Merchandising Amendment, the Merchandising Amendment Draft and the Term Sheet, the "May 1997 Amendment"). In summary, pursuant to the May 1997 Amendment, the Company reacquired from Universal Studios (i) control of all merchandising rights with respect to the Company's characters (except those related to a Casper or Casper Character motion pictures produced and/or released by Universal Studios, as further described below), (ii) FNFR rights and

FN rights in all of the Company's characters other than certain FNFR rights and FN rights relating to Casper and Casper Characters and (iii) theme park rights other than those relating to Casper and the Casper Characters. In exchange for the reacquisition of these rights, the Company provided Universal Studios with an exclusive release window for the first sequel to the first Casper movie (and potentially other sequels), a FNFR right with respect to the first direct-to-video production featuring Casper after the release of the first Casper sequel and the right to exploit movie merchandising related to Casper and Casper Characters appearing in permitted feature pictures which feature or refer in to the title to Casper or Casper Characters during merchandising windows associated with such picture (such windows are exclusive except that, during a window, the Company may enter into new licenses with a term beginning after the window and such pre-existing licenses between the Company and third parties are not affected by a window).

         Theatrical Motion Pictures. Under the Universal Studios Distribution Agreement, Universal Studios had the sole and exclusive right and license to develop, produce and distribute theatrical motion pictures based on the Casper, the Friendly Ghost character. In May 1995, a theatrical motion picture featuring Casper, the Friendly Ghost was released. To date, the first Casper movie has grossed approximately $307 million at the box office (of which the Company was entitled to receive only its contractual share). The Company is entitled to certain fees, which have already been paid, plus a percentage of gross profits, if any, derived after initial actual breakeven, and a percentage of the gross proceeds from merchandising in connection with the Casper Movie, less a distribution fee and certain costs. Upon commencement of principal photography of the first Casper movie, Universal Studios became vested with all theatrical sequel and theatrical remake rights to Casper.

         Pursuant to the May 1997 Amendment (currently being reduced to a long form Amended and Restated Memorandum of Distribution Agreement), Universal retains the exclusive right to initiate, develop and produce further Casper theatrical features. The rights fees for the second and subsequent sequels, if produced, will be negotiated in good faith, and subject to resolution by "baseball" arbitration. The Company agreed to a theatrical preclusion period ("TPP") around the theatrical release of the first Casper sequel during which time the Company may not permit the initial release of any Casper filmed entertainment product. Universal may qualify for a TPP with regard to subsequent sequels as well. Universal also has certain rights with respect to non- features and other pictures in which Casper may make a guest appearance.

         In May 1997, the Company entered into an agreement with Universal Studios to produce and distribute a motion picture sequel to the first Casper movie to be produced by Universal Pictures and Amblin', Entertainment. The Company received an advance for the sequel rights and, if a sequel is produced, is contractually entitled to receive additional advances against a percentage of gross receipts from all sources of exploitation of the motion picture. As part of the Company's agreement with Universal Studios, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the first Casper movie.

         Although Universal Studios' rights to develop and produce theatrical motion pictures featuring the Company's characters (other than Casper) expired in December 1995, it has retained a FN right with respect to new pictures in which the name of one or more Casper Characters (other than Casper) is to appear in the title of the picture or in which one or more Casper Characters (other than Casper) are featured which it may exercise should the Company attempt to license or transfer theatrical motion picture rights or such characters to third parties. The FN right expires on the earlier of (i) December 7, 2000, or (ii) the date upon which Universal Studios ceases to own at least five percent (5%) of the outstanding capital stock of the Company.

         Television. Under the May 1997 Amendment, Universal Studios has FNFR rights for the exploitation of new television product and domestic distribution of the Company's existing animated film library of product featuring Casper or having Casper's name in the title. The FNFR rights expire on December 7, 2003, but if Universal Studios fails to give the Company appropriate notice of an anticipated release of the first Casper sequel by June 2000 or fails to release the first Casper sequel by Labor Day 2001, the FNFR rights will expire on December 7, 2000. With respect Universal Studios' rights to the library of product featuring Casper or having the Casper name in the title only, the expiration date of such rights also will be shortened to December 7, 2000 if the domestic box office projection for the first Casper sequel do not exceed $100 million.

         On February 16, 1999, Universal Studios advised the Company that neither Universal Studios nor Amblin Entertainment had approved a script or commenced pre-production on a Casper sequel. Universal Studios indicated that script approval was imminent and that it would advise the Company when script approval was received and would formally request at that time an extension of the February 15, 1999 initial notice date.

         Under the May 1997 Amendment, Universal Studios also has FNFR rights for the exploitation of new television product and domestic distribution of the Company's existing animated film library of product featuring Casper Characters (other than Casper) or having a Casper Character name (other than Casper) in the title. The FNFR rights with respect to the Casper Characters (other than Casper) expire in June 2001, but if Universal Studios fails to give the Company appropriate notice of an anticipated release of the first Casper sequel by June 2000 or fails to release the first Casper sequel by Labor Day 2000, the FNFR rights will expire on December 7, 2000.

         On September 22, 1994, Universal Studios and the Company formed an animation productions services organization, known as the Universal/Harvey Animation Studios, for the purpose of developing and producing television motion pictures based on the Harvey Classic Characters or other characters. In 1996, the venture produced 26 30-minute episodes of "Casper" for the Fox Kid's Television Network. The venture completed production of another 26 episodes which were delivered to Fox in 1997 and 1998. Fox did not order additional episodes and lost the right to order additional ones. Universal Studios was granted merchandising and publishing (except for comic books) agency rights limited to the animated entertainment produced by the venture. The venture will not produce any additional animation based on Casper. Under the May 1997 Amendment, if Universal initiates production of a filmed entertainment to which a TPP does not apply, the Company is precluded from releasing new animated television product featuring Casper or the Casper Characters for a limited period of time. Pursuant to the PSO Agreement (as amended by the Term Sheet), Universal Studios has animated television sequel rights to any Casper Character starring in television motion pictures produced under the PSO Agreement for a period of 3 years from the completion of production of the last television motion picture featuring such character. The PSO Agreement otherwise restricts the Company's right to produce animated television sequels.

         Home Video. Under the Universal Studios Distribution Agreement, Universal Studios held certain FNFR rights with respect to the Company's worldwide licensing of (i) home video rights in the Company's library existing on the date of the Universal Studios Distribution Agreement, (ii) new television products (subject to the Company's retaining the right under certain circumstances to transfer home video rights in a new television product to a third party concurrent with the transfer of television rights), and (iii) characters and products which the Company intended to exploit initially in the home video market. Pursuant to the May 1997 Amendment, Universal Studios released all such rights except the right to produce and release the first feature length Casper direct-to-video after the next Casper theatrical release. This right expires in December 2000.

         In 1992, Universal Studios and the Company reached an agreement in the home video market pursuant to which Universal Studios paid the Company an advance, recoupable against the Company's royalty, for the right to package and distribute one-half hour videos made from the Company's Classic Film Library. Pursuant to the May 1997 Amendment, the Company repurchased these rights from Universal. The exclusivity provisions with respect to TPPs may apply to home video products.

         Merchandising. Pursuant to the Universal Studios Distribution Agreement, Universal Studios had the right to act as the exclusive worldwide licensing agent of the Company with respect to all merchandising exploitation of the Company's characters. Most of these rights expired in April 1996. Pursuant to the May 1997 Amendment, Universal Studios' only remaining merchandising rights are certain rights to exploit movie merchandising related to Casper and Casper Characters appearing in permitted feature pictures which feature or refer in the title to Casper or Casper Characters during merchandising windows associated with such pictures (such windows are exclusive except that, during a window, the Company may enter into new licenses with a term beginning after the window ends and pre-existing licenses between the Company and third parties are not affected by a window).

         Theme Parks. Under the May 1997 Amendment, Universal Studios has the exclusive right to exploit Casper and the Casper Characters and products in theme parks in the United States, provided, however, that in certain circumstances the Company has limited rights to exploit Casper and the Casper Characters and products in Harvey owned theme parks more than 150 miles away from any Universal Studios' theme park.

         Additionally, if Universal Studios exploits Casper or the Casper Characters and/or products in a major attraction in a theme park in the United Kingdom, France and Japan, Universal Studios shall have exclusive theme park exploitation rights in that country as long as the character or product is so used there; thereafter, Universal Studios shall have non-exclusive rights. (Universal Studios is not currently exploiting Casper or the Casper Characters in theme parks in the United Kingdom, France or Japan). Universal Studios has non- exclusive rights to exploit Casper and the Casper Characters and products in theme parks in the rest of the world. Prior to the May 1997 Amendment, Universal Studios held these rights with respect to all of the Company's characters. The Company is negotiating with Universal Studios with respect to certain limited rights of the Company to use the Casper Characters to stroll throughout theme parks in the United States.

         Security Interest. In order to secure Universal Studios' rights under the Universal Studios Distribution Agreement, the Company granted to Universal Studios security interests in the rights it acquired. After the May 1997 Amendment, this security interest continues with respect to the Casper Characters only.

         Lease. The Company entered into a short-term sublease with MCA Records (a subsidiary of Universal Studios) on September 22, 1996 for 3,000 square feet of space at its Santa Monica premises for a monthly rental of approximately $7,000 until October 1997 at which time it increased to $7,500 until September 1999. The lease was initially for a four-month period and has been extended to September 1999.

GLOBAL MEDIA MANAGEMENT GROUP, LLC

         In March 1998, the Company entered into a management services agreement (the "Management Agreement") with Global Media Management Group, LLC ("Global Media"). Pursuant to the Management Agreement, the Company secured the non-exclusive services of Anthony J. Scotti and Michael S. Hope, as the Company's Interim Chief Executive Officer/Interim President and Interim Chief Financial Officer/Interim Secretary, respectively, and Leonard Breijo, as the head of the Company's business affairs. The Company agreed to pay Global Media a fee of $75,000 per month for the services of Messrs. Scotti and Hope, and an additional $10,000 per month for the services of Mr. Breijo.

         In March 1998, in connection with their employment by the Company, the Company granted Messrs. Scotti, Hope and Breijo five-year warrants to purchase, in the aggregate, 200,000 shares of Common Stock. The warrants became exercisable immediately and have an exercise price of $12.75 per share (the closing price of a share of Common Stock on The Nasdaq National Market on the date the warrants were issued). In April 1998 the Company also granted Messrs. Scotti, Hope and Breijo options under the Company's 1997 Stock Option Plan to purchase, in the aggregate, 50,000 shares of Common Stock. The options became exercisable immediately and have an exercise price of $12.6875 per share (the closing price of a share of Common Stock on The Nasdaq National Market on the date the options were granted). Under the Management Agreement, the Company agreed to indemnify Global Media against all losses except those occasioned by Global Media's gross negligence or willful misconduct. The Management Agreement had an initial term of six months. In July 1998, the Management Agreement was extended for an additional six month term through December 23, 1998. At that time the Company granted to Messrs. Scotti, Hope and Breijo options under the Company's 1997 Stock Option plan to purchase, in the aggregate 100,000 shares of the Company's Common Stock. The options became exercisable immediately and have an exercise price of $9.63 per share (the closing price of a share of Common Stock on The Nasdaq National Market on the date the options were granted).

         From the expiration of the extension in December 1998 through April 1999, Global Media to provide services to the Company on a month-to-month basis on the same terms and conditions as set forth in the Management Agreement, as extended. In April 1999 Messrs. Scotti and Hope resigned from their Interim Management positions.

REGISTRATION RIGHTS AGREEMENTS

         The Company entered into a Registration Rights Agreement dated as of December 7, 1990, as amended by letter dated as of April 22, 1993, with Universal Studios and AKAUSA (the "Registration Agreement"). The Registration Agreement provides that at any time after June 18, 1994, AKAUSA and/or Universal Studios may request that the Company use its best efforts to register for sale under the Securities Act their respective shares of the Common Stock. The Registration Agreement also provides for a second demand registration and for certain "piggy back" registration rights in the event the Company initiates another registered stock offering under the Securities Act.

         In October 1994, the Company sold 250,000 shares of Common Stock, AKAUSA sold 200,000 shares of Common Stock and Mr. Montgomery sold 50,000 shares of Common Stock in a private placement. Purchasers therein were granted registration rights.

         The Company filed a registration statement on Form S-3 to register the shares sold in the 1994 private placement. AKAUSA also exercised its piggyback registration rights with respect to the Company's Form S-3 filing. In addition Mr. Montgomery requested that the Company register, and the Company agreed, 175,000 shares of his Common Stock in the Company's registration statement on Form S-3. None of AKAUSA's stock has been sold under such registration statement. In August 1997, Mr. Montgomery sold 75,000 shares of Common Stock under such registration statement.

         On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and the Kushner-Locke Company pursuant to which the Company issued and sold 170,000 shares of its Series A Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase up to 2,400,000 shares of the Company's Common Stock. On April 26, 1999, in connection with the issuance and sale of the Series A Preferred Stock and Warrants, the Company entered into a Registration Rights Agreement (the "1999 Agreement") with Michael R. Burns, Roger A. Burlage, Al Checchi, Ken Slutsky and The Kushner-Locke Company (the "Shareholders"). The 1999 Agreement gives the Shareholders certain demand and piggyback registration rights during the 18-month period following the issuance and sale of the Series A Preferred Stock and the Warrants to register the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARVEY ENTERTAINMENT COMPANY
                                                 /s/ ROGER A. BURLAGE
Date: April 30, 1999                        By:_________________________________
                                               Name: Roger A. Burlage
                                               Title: Chief Executive Officer