Form 10QSB/A
period 1998-03-31
HARVEY ENTERTAINMENT CO
filed 1999-05-07
CIK 904350

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

                  For the transition period from _____ to _____

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

                                                                 YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding at May 5, 1998
----------                                            --------------------------
Common                                                4,186,941

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

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   MARCH 31,      DECEMBER 31,
ASSETS                                                               1998            1997
                                                                  (UNAUDITED)

  Cash and cash equivalents                                       $ 7,251,000     $ 6,316,000

  Accounts receivable, net of allowance for doubtful accounts
    of $658,000 and $606,000 in 1998 and 1997, respectively         6,715,000       8,013,000

  Prepaid income taxes                                                819,000

  Prepaid expenses and other assets                                   362,000         489,000

  Film library, net of accumulated amortization of $3,888,000
    and $3,373,000 in 1998 and 1997, respectively                   9,721,000      10,236,000

  Furniture and equipment, net of accumulated
    depreciation of $531,000 and $497,000 in 1998 and 1997,
    respectively                                                      543,000         483,000

  Goodwill, net of accumulated amortization of $1,124,000
    and $1,092,000 in 1998 and 1997, respectively                   1,470,000       1,503,000

  Trademarks and copyrights, net of accumulated
    amortization of $243,000 and $210,000 in 1998 and 1997,
    respectively                                                      641,000         590,000
                                                                  -----------     -----------

TOTAL                                                             $27,522,000     $27,630,000
                                                                  ===========     ===========


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               MARCH 31,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1998             1997
                                                                              (UNAUDITED)
LIABILITIES:

  Accounts payable and accrued expenses                                       $ 2,411,000     $ 2,300,000

  Income taxes payable                                                                  0         498,000

  Deferred income taxes                                                         2,492,000       3,788,000

  Accrued rent and other liabilities                                              212,000         131,000
                                                                              -----------     -----------

          Total liabilities                                                     5,115,000       6,717,000
                                                                              -----------     -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   4,098,000 issued and outstanding at March 31, 1998 and
   3,573,000 at December 31, 1997                                              21,706,000      18,153,000

  Retained earnings                                                               701,000       2,760,000
                                                                              -----------     -----------

          Total stockholders' equity                                           22,407,000      20,913,000
                                                                              -----------     -----------

TOTAL                                                                         $27,522,000     $27,630,000
                                                                              ===========     ===========


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                       1998             1997
OPERATING REVENUES:
  Filmed entertainment                             $    85,000      $   763,000
  Merchandising                                        775,000        1,018,000
                                                   -----------      -----------

           Net operating revenues                      860,000        1,781,000
                                                   -----------      -----------

OPERATING EXPENSES:
  Cost of sales                                        311,000          632,000
  Selling, general and administrative expenses       3,399,000        1,383,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                   580,000           88,000
  Depreciation expense                                  34,000           22,000
                                                   -----------      -----------

           Total operating expenses                  4,324,000        2,125,000
                                                   -----------      -----------

LOSS FROM OPERATIONS                                (3,464,000)        (344,000)

OTHER INCOME                                            34,000           56,000
                                                   -----------      -----------

LOSS BEFORE INCOME TAX BENEFIT                      (3,430,000)        (288,000)

INCOME TAX BENEFIT                                   1,371,000          105,000
                                                   -----------      -----------

NET LOSS                                           $(2,059,000)     $  (183,000)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              3,585,000        3,594,000
                                                   ===========      ===========

NET LOSS PER SHARE:
  Basic                                            $     (0.57)     $     (0.05)
                                                   ===========      ===========

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -----------------------------
                                                                              1998             1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(2,059,000)     $  (183,000)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation                                                               34,000           22,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                               580,000           88,000
    Deferred income taxes                                                    (732,000)        (105,000)
    Warrant and option expense                                                433,000           35,000
    Video inventory write-off                                                 154,000
    Write-off of leasehold improvements                                             0           20,000
Changes in operating assets and liabilities:
   Accounts receivable, net                                                 1,298,000         (670,000)
   Prepaid income taxes                                                      (819,000)
   Prepaid expenses and other assets                                          (27,000)          28,000
   Accounts payable and accrued expenses                                      111,000         (147,000)
   Income taxes payable                                                      (498,000)
   Accrued rent and other liabilities                                          81,000           72,000
                                                                          -----------      -----------

        Net cash used in operating activities                              (1,444,000)        (840,000)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                         (94,000)        (102,000)
  Investments in trademarks, copyrights and film library                      (83,000)        (204,000)
                                                                          -----------      -----------

        Net cash used in investing activities                                (177,000)        (306,000)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
  Repurchase and retirement of common stock                                 2,556,000         (357,000)
                                                                          -----------      -----------

        Net cash provided by (used in) financing activities                 2,556,000         (357,000)
                                                                          -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          935,000       (1,503,000)

CASH AND CASH EQUIVALENTS, Beginning of period                              6,316,000        6,057,000
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                                  $ 7,251,000      $ 4,554,000
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


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGE IN MANAGEMENT

On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Media Management Group, LLC ("Global Media Media") for an initial six-month term.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $3,399,000 and $1,383,000 for 1998 and 1997, respectively, an increase of $2,016,000. The increase in SG&A in the 1998 period is primarily the result of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal Studios, Inc.'s Harvey-related merchandising business. Additionally, the Company incurred increased salaries and consulting expenses in the current period, including an expense of $433,000 related to the issuance of warrants to Global Media during the three-month period.

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

Income Taxes - Income tax benefit was $1,371,000 and $105,000 in 1998 and 1997, respectively. The increase is due to the increase in operating losses.

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

The Company has a $5,000,000 revolving credit facility with City National Bank, which expires on June 1, 1998. The Company is presently in discussion with the bank on extending the maturity date of the facility. Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The

Company has not drawn on this facility. The facility is secured by substantially all of the assets of the Company. Management believes that the Company's current sources of working capital, including amounts expected to be available under existing or future credit facilities, will provide adequate working capital for the Company's current requirements for at least the next twelve months.

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

               Exhibit 10.41       Amendment dated December 19, 1997 to Employment Agreement dated as of
                                   October 1996 between the Company and Charles Day

               Exhibit 10.42       Stock Option Agreement dated December 19, 1997 between the Company and
                                   Charles Day

               Exhibit 10.43       Employment Agreement dated February 27, 1998 between the Company and
                                   Don Gold

               Exhibit 10.44       Stock Option Agreement dated February 27, 1998 between the Company and
                                   Don Gold

               Exhibit 10.45       Management Consulting Agreement dated March 23, 1998 between the
                                   Company and Global Media Media Management Group, LLC

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


               THE HARVEY ENTERTAINMENT COMPANY
               AND SUBSIDIARIES (Registrant)


May 5, 1999    /s/Ronald B. Cushey
               ---------------------------------
               Name: Ronald B. Cushey
               Title: Chief Financial Officer