Form 10QSB/A
period 1998-06-30
HARVEY ENTERTAINMENT CO
filed 1999-05-07
CIK 904350

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

                                                                 YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                          Outstanding at August 12, 1998
  ---------                                      ------------------------------
  Common                                         4,186,941

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

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  JUNE 30,      DECEMBER 31,
ASSETS                                                              1998            1997
                                                                 (UNAUDITED)

  Cash and cash equivalents                                      $ 5,614,000    $ 6,316,000

  Accounts receivable, net of allowance for doubtful accounts
    of $658,000 and $606,000 in 1998 and 1997, respectively        5,858,000      8,013,000

  Prepaid income taxes                                               820,000           --

  Prepaid expenses and other current assets                          617,000        489,000

  Film library, net of accumulated amortization of $3,892,000
     and $3,373,000 in 1998 and 1997, respectively                 9,819,000     10,236,000

  Furniture and equipment, net of accumulated
     depreciation of $563,000 and $497,000 in 1998 and 1997,
     respectively                                                    547,000        483,000

  Goodwill, net of accumulated amortization of $1,157,000
     and $1,092,000 in 1998 and 1997, respectively                 1,438,000      1,503,000

  Trademarks and copyrights, net of accumulated
     amortization of $250,000 and $210,000 in 1998 and 1997,
     respectively                                                    697,000        590,000
                                                                 -----------    -----------

TOTAL                                                            $25,410,000    $27,630,000
                                                                 ===========    ===========


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              JUNE 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                            1998            1997
                                                                            (UNAUDITED)

LIABILITIES:

  Accounts payable and accrued expenses                                     $  1,474,000     $ 2,300,000

  Income taxes payable                                                                --         498,000

  Deferred income taxes                                                        1,577,000       3,788,000

  Accrued rent and other liabilities                                             187,000         131,000
                                                                            ------------     -----------

          Total liabilities                                                    3,238,000       6,717,000
                                                                            ------------     -----------

STOCKHOLDERS' EQUITY:

  Preferred stock $1 par value, 3,000,000 shares authorized, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   4,187,000 issued and outstanding at June 30, 1998 and
   3,573,000 at December 31, 1997                                             22,674,000      18,153,000

  Retained earnings (Accumulated deficit)                                       (502,000)      2,760,000
                                                                            ------------     -----------

          Total stockholders' equity                                          22,172,000      20,913,000
                                                                            ------------     -----------

TOTAL                                                                       $ 25,410,000     $27,630,000
                                                                            ============     ===========

See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                  ---------------------------    ----------------------------
                                                     1998             1997           1998             1997
OPERATING REVENUES:
  Filmed entertainment                            $    20,000     $ 2,142,000     $   105,000     $ 2,905,000
  Merchandising                                       400,000         738,000       1,175,000       1,757,000
                                                  -----------     -----------     -----------     -----------

           Net operating revenues                     420,000       2,880,000       1,280,000       4,662,000
                                                  -----------     -----------     -----------     -----------

OPERATING EXPENSES:
  Cost of sales                                       126,000       1,065,000         437,000       1,697,000
  Selling, general and administrative expenses      2,291,000       1,405,000       5,690,000       2,789,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                   43,000         107,000         623,000         195,000
  Depreciation expense                                 32,000          22,000          66,000          44,000
                                                  -----------     -----------     -----------     -----------

           Total operating expenses                 2,492,000       2,599,000       6,816,000       4,725,000
                                                  -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                      (2,072,000)        281,000      (5,536,000)        (63,000)

OTHER INCOME                                           72,000          52,000         106,000         109,000
                                                  -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX
  BENEFIT (PROVISION)                              (2,000,000)        333,000      (5,430,000)         46,000

INCOME TAX BENEFIT (PROVISION)                        797,000        (150,000)      2,168,000         (46,000)
                                                  -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                 $(1,203,000)    $   183,000     $(3,262,000)    $         0
                                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES O/S - Basic                 4,174,000       3,954,000       3,908,000       3,882,000
                                                  ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES O/S - Diluted                               3,954,000                       3,954,000
                                                                  ===========                     ===========

NET INCOME (LOSS) PER SHARE - Basic               $     (0.29)    $      0.05     $     (0.83)    $      0.00
                                                  ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE - Diluted                             $      0.05                     $      0.00
                                                                  ===========                     ===========

See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         ---------------------------
                                                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $(3,262,000)    $      --
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                                                              66,000          44,000
    Amortization of film library, goodwill, trademarks and copyrights
      and other                                                              623,000         195,000
    Deferred income taxes                                                 (2,211,000)         27,000
    Warrant expense                                                          800,000          35,000
    Write-off of leasehold improvements                                         --            20,000
Changes in operating assets and liabilities:
  Accounts receivable, net                                                 2,155,000        (300,000)
  Prepaid expenses and other assets                                         (128,000)         93,000
  Prepaid income taxes                                                      (820,000)        425,000
  Account payable and accrued expenses                                      (826,000)         68,000
  Income taxes payable                                                      (498,000)           --
  Accrued rent and other liabilities                                          56,000          65,000
                                                                         -----------     -----------

           Net cash (used in) provided by operating activities            (4,045,000)        672,000
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Film library                                                              (102,000)           --
  Purchase of furniture and equipment                                       (130,000)       (264,000)
  Investments in trademarks and copyrights and film library                 (147,000)       (221,000)
                                                                         -----------     -----------

           Net cash used in investing activities                            (379,000)       (485,000)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect               3,722,000            --
  Repurchase and retirement of common stock                                     --          (357,000)
                                                                         -----------     -----------

           Net cash provided by (used in) financing activities             3,722,000        (357,000)
                                                                         -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (702,000)       (170,000)

CASH AND CASH EQUIVALENTS, Beginning of period                             6,316,000       6,057,000
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS, End of period                                 $ 5,614,000     $ 5,887,000
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


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Media Management Group, LLC ("Global Media") for an initial six-month term. In July 1998, the Company's Board of Directors unanimously approved a new three year business plan. Pursuant to the plan, the Company contemplates producing up to 12 direct-to-video products over the next three years, commencing in 1999 and one new television show per year. The Company is currently in negotiations with several major media companies to secure both domestic and international distribution agreements for the new direct-to-video products. Additionally, the Board authorized an executive recruitment effort to identify and retain a senior management team to succeed its present interim management. In July 1998, at the request of the Board of Directors, Global Media has agreed to a three-month extension of its management contract to December 23, 1998. During the three-month extension period, the interim management from Global Media will assist the Board of Directors in an executive recruitment effort to identify and retain a permanent senior management team.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $2,291,000 and $1,405,000 for 1998 and 1997, respectively, an increase of $886,000. The increase in SG&A is primarily due to higher costs incurred for salaries, consulting and legal expenses in the current period, including expenses of $367,000 related to the issuance of options to Global Media and the extension, in June 1999, of the term of certain warrants granted in a prior year.

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

Income Taxes - Income tax benefit (provision) was $797,000 and $(150,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the operating losses.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $5,690,000 and $2,789,000 for 1998 and 1997, respectively, an increase of $2,901,000. The increase in SG&A in the 1998 period includes the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal's Harvey-related merchandising business. Pursuant to the new business plan the Company has undergone a significant expansion over its prior activities. It has thus incurred increased salaries, consulting and other overhead expenses in 1998, including expenses of $800,000 related to the issuance of warrants and options to Global Media during the six-month period and, in June 1999, the extension of the term of certain warrants granted in a prior year. The Company cannot ascertain or give assurances at this time whether the execution of the new business plan will ultimately be successful.

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

Income Taxes - Income tax benefit (provision) was $2,168,000 and $(46,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the operating losses and the tax effect of the stock options exercised.


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


               THE HARVEY ENTERTAINMENT COMPANY
               AND SUBSIDIARIES (Registrant)


May 5, 1999    /s/Ronald B. Cushey
               --------------------------------
               Name: Ronald B. Cushey
               Title:  Chief Financial Officer