Form 10QSB/A
period 1998-09-30
HARVEY ENTERTAINMENT CO
filed 1999-05-07
CIK 904350

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

                                                                YES  [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                      Outstanding at November 13, 1998
  ----------------                           --------------------------------
  Common                                     4,186,941

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

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                1998              1997
                                                                                (UNAUDITED)
LIABILITIES:

  Accounts payable and accrued expenses                                        $  2,165,000        $ 2,300,000

  Income taxes payable                                                                 --              498,000

  Deferred income taxes                                                              48,000          3,788,000

  Accrued rent and other liabilities                                                180,000            131,000
                                                                               ------------        -----------

          Total liabilities                                                       2,393,000          6,717,000
                                                                               ------------        -----------

STOCKHOLDERS' EQUITY:

  Preferred stock $1 par value, 3,000,000 shares authorized, none issued
  Common stock, no par value, 10,000,000 shares authorized,
   4,187,000 issued and outstanding at September 30, 1998 and
   3,573,000 at December 31, 1997                                                22,843,000         18,153,000

  Retained earnings (Accumulated deficit)                                        (2,609,000)         2,760,000
                                                                               ------------        -----------

          Total stockholders' equity                                             20,234,000         20,913,000
                                                                               ------------        -----------

TOTAL                                                                          $ 22,627,000        $27,630,000
                                                                               ============        ===========

See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------     ----------------------------
                                                      1998            1997            1998            1997
OPERATING REVENUES:
  Filmed entertainment                            $(2,295,000)    $ 5,559,000     $(2,190,000)    $  8,464,000
  Merchandising                                     1,174,000       1,567,000       2,349,000        3,324,000
                                                  -----------     -----------     -----------     ------------

           Net operating revenues                  (1,121,000)      7,126,000         159,000       11,788,000
                                                  -----------     -----------     -----------     ------------

OPERATING EXPENSES:
  Cost of sales                                       556,000       1,047,000         993,000        2,744,000
  Selling, general and administrative expenses      1,930,000       1,434,000       7,620,000        4,224,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                   55,000         332,000         678,000          526,000
  Depreciation expense                                 36,000          35,000         102,000           79,000
                                                  -----------     -----------     -----------     ------------

           Total operating expenses                 2,577,000       2,848,000       9,393,000        7,573,000
                                                  -----------     -----------     -----------     ------------

INCOME (LOSS) FROM OPERATIONS                      (3,698,000)      4,278,000      (9,234,000)       4,215,000

OTHER INCOME                                          217,000          69,000         323,000          178,000
                                                  -----------     -----------     -----------     ------------

INCOME (LOSS) BEFORE INCOME TAX
  BENEFIT (PROVISION)                              (3,481,000)      4,347,000      (8,911,000)       4,393,000

INCOME TAX BENEFIT (PROVISION)                      1,374,000      (1,796,000)      3,542,000       (1,842,000)
                                                  -----------     -----------     -----------     ------------

NET INCOME (LOSS)                                 $(2,107,000)    $ 2,551,000     $(5,369,000)    $  2,551,000
                                                  ===========     ===========     ===========     ============

WEIGHTED AVERAGE SHARES O/S - Basic                 4,187,000       3,590,000       4,015,000        3,596,000
                                                  ===========     ===========     ===========     ============
WEIGHTED AVERAGE SHARES O/S - Diluted                               4,121,000                        3,974,000
                                                                  ===========                     ============

NET INCOME (LOSS) PER SHARE - Basic               $     (0.50)    $      0.71     $     (1.34)    $       0.71
                                                  ===========     ===========     ===========     ============
NET INCOME (LOSS) PER SHARE - Diluted                             $      0.62                     $       0.64
                                                                  ===========                     ============


See accompanying notes to condensed consolidated financial statements

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ---------------------------
                                                                              1998            1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $(5,369,000)    $ 2,551,000
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation                                                             102,000          79,000
     Amortization of film library, goodwill, trademarks and copyrights
       and other                                                              678,000         526,000
     Deferred income taxes                                                 (3,740,000)        (19,000)
     Non-cash reduction in accounts receivable                              3,266,000            --
     Warrant expense                                                          969,000          35,000
     Write-off of leasehold improvements                                         --            37,000
 Changes in operating assets and liabilities:
   Investment in film library                                              (2,622,000)       (142,000)
   Accounts receivable, net                                                   568,000      (3,064,000)
   Prepaid expenses and other assets                                         (328,000)       (253,000)
   Refundable income taxes                                                   (665,000)        425,000
   Account payable and accrued expenses                                      (135,000)        316,000
   Income taxes payable                                                      (498,000)      1,842,000
   Accrued rent and other liabilities                                          49,000          41,000
                                                                          -----------     -----------

            Net cash (used in) provided by operating activities            (7,725,000)      2,374,000
                                                                          -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                       (179,000)       (338,000)
   Investment in trademarks and copyrights                                   (299,000)        (65,000)
                                                                          -----------     -----------

            Net cash used in investing activities                            (478,000)       (403,000)
                                                                          -----------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of tax effect               3,722,000         118,000
   Repurchase and retirement of common stock                                     --          (357,000)
                                                                          -----------     -----------

            Net cash provided by (used in) financing activities             3,722,000        (239,000)
                                                                          -----------     -----------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (4,481,000)      1,732,000

 CASH AND CASH EQUIVALENTS, Beginning of period                             6,316,000       6,057,000
                                                                          -----------     -----------

 CASH AND CASH EQUIVALENTS, End of period                                 $ 1,835,000     $ 7,789,000
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

On March 20, 1998, the Company's Board of Directors voted not to renew the employment agreements of the Company's Chief Executive Officer, Jeffrey A. Montgomery, and Chief Financial Officer and Executive Vice President, Gregory M. Yulish which expired on April 17, 1998. On March 27 and March 30, respectively, Messrs. Yulish and Montgomery resigned from the Board of Directors. The Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer, effective as of March 23, 1998, through a management services agreement with Global Media Media Management Group, LLC ("Global Media") for an initial six-month term. In July 1998, the Company's Board of Directors unanimously approved a new three year business plan. Pursuant to the plan, the Company contemplated producing up to 12 direct-to-video products over the next three years, commencing in 1999 and one new television show per year. Additionally, the Board authorized an executive recruitment effort to identify and retain a senior management team to succeed its present interim management. In July 1998, at the request of the Board of Directors, Global Media agreed to a three-month extension of its management contract to December 23, 1998. The execution of the Company's plan has been delayed indefinitely as the Board of Directors, interim management and DLJ explore possible strategic alternatives.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $1,930,000 and $1,434,000 for 1998 and 1997, respectively, an increase of $496,000. The Company incurred increased salaries, consulting and other overhead expenses in the current period, including an expense of $169,000 related to the issuance of options to Global Media during the three-month period.

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

Income Taxes - Income tax benefit (provision) was $1,374,000 and $(1,796,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $7,620,000 and $4,224,000 for 1998 and 1997, respectively, an increase of $3,396,000. The increase in SG&A in the 1998 period includes the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal's Harvey-related merchandising business. Additionally, the Company incurred increased salaries, consulting and other overhead expenses in 1998 including expenses of $969,000 related to the issuance of options and warrants to Global Media during the nine-month period and, in June 1999, the extension of the term of certain warrants granted in a prior year.

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

Income Taxes - Income tax benefit (provision) was $3,542,000 and $(1,842,000) in 1998 and 1997, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income, and the tax effect of the stock options exercised.


LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was $(7,725,000) and $2,374,000 in 1998 and 1997, respectively. The decrease in cash flows from operations was primarily due to the operating loss in 1998 and the production of the live-action, direct-to-video featuring the Company's classic character Baby Huey.

Net cash used in investing activities was $478,000 and $403,000 in 1998 and 1997, respectively. The increase in cash used in investing activities was primarily due to more investment by the Company in its trademarks and copyrights.

Net cash provided by (used in) financing activities was $3,722,000 and $(239,000) in 1998 and 1997, respectively. The increase is due to the exercise of employee stock options in 1998 as compared to the Company's repurchase of common stock in 1997.

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

Item 5 -       Other Information
               None


Item 6 (a)-    Exhibit 10.53 Extension to the Management Consulting Agreement
               dated July 22, 1998 between the Company and Global Media Media
               Management Group, LLC (portions of which have been redacted and filed under a confidentiality request)

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


               THE HARVEY ENTERTAINMENT COMPANY
               AND SUBSIDIARIES (Registrant)


May 5, 1999    /s/Ronald B. Cushey
               ----------------------------
               Name: Ronald B. Cushey
               Title: Chief Financial Officer