Form 10KSB/A
period 1998-12-31
HARVEY ENTERTAINMENT CO
filed 1999-05-13
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                                 Amendment No. 3


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


         RONALD B. CUSHEY has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since April 1999. From January 1998 until joining the Company, Mr. Cushey served as a Financial Consultant to several entertainment entities, primarily working with Mr. Burlage to establish Heartland Entertainment, Inc. and to establish a capital and management infusion into the Company. Mr. Cushey was the Executive Vice President and Chief Financial Officer of LIVE from January 1995 until December 1997, and served as a Director of LIVE from November 1993 until July 1997. From April 1992 until December 1994, Mr. Cushey was an Executive Consultant for Pioneer North America, overseeing that company's entertainment related investments and activities. Mr. Cushey served as Executive Vice President and Chief Financial Officer of Nelson Holdings International Ltd. and Nelson Entertainment Group (collectively "Nelson") from November 1987 until June 1991, after serving in various financial management positions since joining Nelson as Controller in October 1995. Mr. Cushey is a CPA in the state of California, beginning his career as a public accountant with PricewaterhouseCoopers LLP from 1978 until 1981 and then joining Ernst & Young LLP from 1981 until 1985.


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



                                                                       Number of Shares
Name and Address of                                                     and Nature of
Beneficial Owners                    Title of Class(1)               Beneficial Ownership(2)     Percent of Class(3)
-----------------------              --------------                  --------------------        ----------------
AKAUSA Holdings                      Common Stock                         1,075,000                     25.68%
Limited(4).........................  Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        16.03%

Ahmad Bin Khalid Al-                 Common Stock                         1,075,000                     25.68%
Saud(4)............................  Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        16.03%

Roger A. Burlage(5)................  Common Stock                           200,000                      4.56%
                                     Series A Preferred Stock                 5,000                      2.94%
                                     Total Voting Power                       --                         3.97%

Anthony J. Scotti(6)...............  Common Stock                           271,600                      6.09%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                         3.89%

Michael S. Hope(7).................  Common Stock                           67,900                       1.60%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                         1.00%

                                                                       Number of Shares
Name and Address of                                                     and Nature of
Beneficial Owners                    Title of Class(1)               Beneficial Ownership(2)     Percent of Class(3)
-----------------------              --------------                  --------------------        ----------------
                                                                       Number of Shares
Jeffrey A. Montgomery(8)............ Common Stock                             --                          --
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                           0%

Michael R. Burns(9)................. Common Stock                                0                        --
                                     Series A Preferred Stock                    0                        --
                                     Total Voting Power                       --                           0%

Gary M. Gray(10).................... Common Stock                          107,500                      2.51 %
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        1.58%

Michael S. Doherty(11).............. Common Stock                           60,000                      1.41%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        0.89%

Charles Day(12)..................... Common Stock                           12,500                      0.30%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        0.19%

Don Gold(13)........................ Common Stock                           1,000                       0.02%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        0.01%

Universal Studios, Inc(14).......... Common Stock                          374,500                      8.94%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        5.59%

Cardinal Capital                     Common Stock                          456,900                      10.91%
Management, L.L.C.(15).............. Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        6.81%

Lord, Abbett & Co.(16).............. Common Stock                          240,100                      5.73%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        3.58%

Benson Associates, LLC(17).......... Common Stock                          216,900                      5.18%
                                     Series A Preferred Stock                 --                          --
                                     Total Voting Power                       --                        3.23%

                                                                       Number of Shares
Name and Address of                                                     and Nature of
Beneficial Owners                    Title of Class(1)               Beneficial Ownership        Percent of Class(2)
-----------------------              -----------------               --------------------        -------------------
                                                                       Number of Shares
The Kushner-Locke                    Common Stock                             --                          --
Company(18)......................... Series A Preferred Stock               55,000                      32.35%
                                     Total Voting Power                       --                        12.15%

All Officers and Directors           Common Stock                          380,000                       7.77%
   as a group (7 persons)(19)....... Series A Preferred Stock                6,550                       3.85%
                                     Total Voting Power                       --                         6.44%


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

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARVEY ENTERTAINMENT COMPANY

Date: May 13, 1999                          By: /s/ ROGER A. BURLAGE
                                               -------------------------------
                                               Name: Roger A. Burlage
                                               Title: Chief Executive Officer