Form 10QSB
period 1999-03-31
HARVEY ENTERTAINMENT CO
filed 1999-05-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1999

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                                                     YES  [X]      NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at May 11, 1999
------------                                       ---------------------------
Common                                             4,186,941 (6,705,459 shares,
                                                   inclusive of the 2,518,518
                                                   shares into which the Series
                                                   A Preferred Stock could be
                                                   converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------

                                                                                                   PAGE
PART I

FINANCIAL INFORMATION

   Consolidated Balance Sheets - March 31, 1999 and December 31, 1998                               1-2

   Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998                3

   Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998                4

   Notes to Consolidated Financial Statements                                                        5

   Management's Discussion and Analysis of Financial Condition and Results of Operations            6-8


PART II

   OTHER INFORMATION                                                                                9-10

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                         MARCH 31,              DECEMBER 31,
ASSETS                                                                                     1999                     1998
                                                                                        (UNAUDITED)
  Cash and cash equivalents                                                           $          -           $      451,000

  Accounts receivable, net of allowance for doubtful accounts
    of $432,000 and $298,000 in 1999 and 1998, respectively                              1,361,000                1,689,000

  Prepaid expenses and other assets                                                        535,000                  541,000

  Income tax receivable                                                                    543,000                  567,000

  Film library, net of accumulated amortization of $7,144,000
    and $6,894,000 in 1999 and 1998, respectively                                       10,519,000               10,873,000

  Furniture and equipment, net of accumulated
    depreciation of $711,000 and $658,000 in 1999 and 1998,
    respectively                                                                           454,000                  501,000

  Goodwill, net of accumulated amortization of $1,254,000
    and $1,222,000 in 1999 and 1998, respectively                                        1,341,000                1,373,000

  Trademarks and copyrights, net of accumulated
    amortization of $291,000 and $266,000 in 1999 and 1998,
    respectively                                                                         1,159,000                1,039,000
                                                                                      -------------            -------------

TOTAL                                                                                 $ 15,912,000             $ 17,034,000
                                                                                      =============            =============


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      MARCH 31,                 DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1999                        1998
                                                                                     (UNAUDITED)
LIABILITIES:

  Bank overdraft                                                                         $     56,000               $          -

  Accounts payable and accrued expenses                                                       708,000                    871,000

  Participations payable                                                                      759,000                    861,000

  Accrued marketing expenses                                                                1,200,000                  1,200,000

  Line of credit                                                                            1,750,000                    250,000

  Accrued rent and other liabilities                                                          166,000                    170,000
                                                                                         -------------              -------------

          Total liabilities                                                                 4,639,000                  3,352,000
                                                                                         -------------              -------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized, none issued
  Common stock, no par value, 10,000,000 shares authorized,
  4,187,000 issued and outstanding at March 31, 1999
  and at December 31, 1998                                                                 22,160,000                 22,160,000

  Accumulated deficit                                                                     (10,887,000)                (8,478,000)
                                                                                         -------------              -------------

          Total stockholders' equity                                                       11,273,000                 13,682,000
                                                                                         -------------              -------------

TOTAL                                                                                    $ 15,912,000               $ 17,034,000
                                                                                         =============              =============


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ------------------------------------
                                                                                 1999                 1998
OPERATING REVENUES:
  Filmed entertainment                                                        $            -        $      85,000
  Merchandising                                                                      430,000              775,000
  Publishing                                                                         132,000                    -
                                                                              ---------------       --------------

           Net operating revenues                                                    562,000              860,000
                                                                              ---------------       --------------

OPERATING EXPENSES:
  Cost of sales                                                                      303,000              311,000
  Selling, general and administrative expenses                                     2,311,000            3,399,000
  Amortization of film library, goodwill,
    trademarks, copyrights and other                                                 307,000              580,000
  Depreciation expense                                                                53,000               34,000
                                                                              ---------------       --------------

           Total operating expenses                                                2,974,000            4,324,000
                                                                              ---------------       --------------

LOSS FROM OPERATIONS                                                              (2,412,000)          (3,464,000)

OTHER INCOME                                                                          22,000               34,000
INTEREST EXPENSE                                                                     (19,000)                   -
                                                                              ---------------       --------------

LOSS BEFORE INCOME TAX BENEFIT                                                    (2,409,000)          (3,430,000)

INCOME TAX BENEFIT                                                                         -            1,371,000
                                                                              ---------------       --------------

NET LOSS                                                                      $   (2,409,000)       $  (2,059,000)
                                                                              ===============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                                                                4,187,000            3,585,000
                                                                              ===============       ==============

NET LOSS PER SHARE:
  Basic and Diluted                                                           $        (0.58)       $        (0.57)
                                                                              ===============       ==============


See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                         ----------------------------------------
                                                                                               1999                  1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $     (2,409,000)      $    (2,059,000)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
     Write-off of accounts receivable                                                              200,000               950,000
     Depreciation                                                                                   53,000                34,000
     Amortization of film library, goodwill, trademarks and copyrights
       and other                                                                                   307,000               580,000
     Deferred income taxes                                                                               -              (732,000)
     Warrant and option expense                                                                          -               433,000
     Video inventory write-off                                                                           -               154,000
 Changes in operating assets and liabilities:
     Accounts receivable, net                                                                      128,000               348,000
     Income taxes receivable                                                                        24,000              (819,000)
     Prepaid expenses and other assets                                                               6,000               (27,000)
     Accounts payable and accrued expenses                                                        (163,000)              111,000
     Participations payable                                                                      (102,000)                    -
     Income taxes payable                                                                                -              (498,000)
     Accrued rent and other liabilities                                                             (4,000)               81,000
                                                                                         ------------------      ----------------

         Net cash used in operating activities                                                  (1,960,000)           (1,444,000)
                                                                                         ------------------      ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                                                            (6,000)              (94,000)
     Investments in trademarks, copyrights and film library                                        (41,000)              (83,000)
                                                                                         ------------------      ----------------

         Net cash used in investing activities                                                     (47,000)             (177,000)
                                                                                         ------------------      ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                                                 56,000                     -
     Proceeds from exercise of stock options                                                             -             2,556,000
     Borrowings on line of credit                                                                1,500,000                     -
                                                                                         ------------------      ----------------

         Net cash provided by financing activities                                               1,556,000             2,556,000
                                                                                         ------------------      ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (451,000)              935,000

 CASH AND CASH EQUIVALENTS, Beginning of period                                                    451,000             6,316,000
                                                                                         ------------------      ----------------

 CASH AND CASH EQUIVALENTS, End of period                                                $               -       $     7,251,000
                                                                                         ==================      ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
     Cash paid (received) during the year for:
       Interest                                                                                   $ 19,000                   $ -
       Income taxes                                                                              $ (18,000)            $ 775,000

See notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of The Harvey Entertainment Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the March 31, 1998 consolidated financial statements to conform with current quarter's presentation. The accompanying financial statements should be read in conjunction with the more detailed 1998 financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 13, 1999.

In the opinion of the Company, the accompanying unaudited financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year.


                                   * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS FOR THE COMPANY

On September 21, 1998, the Board of Directors announced that it had engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to the Company. Under the terms of the engagement, DLJ agreed to assist the Company to evaluate and pursue strategic alternatives intended to maximize shareholder value. Such alternatives included, but were not limited to the sale, merger, consolidation or recapitalization of the business, securities or assets of the Company.

On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and the Kushner-Locke Company pursuant to which the Company agreed to issue and sell 170,000 shares of its Series A Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase up to 2,400,000 shares of the Company's Common Stock in consideration of $11.5 million in cash and $5.5 million in common stock of the Kushner-Locke Company. On April 26, 1999, in connection with the issuance and sale of the Series A Preferred Stock and Warrants, the Company entered into a Registration Rights Agreement (the "1999 Agreement") with Michael R. Burns, Roger A. Burlage, Al Checchi, Ken Slutsky and The Kushner-Locke Company (the "Shareholders"). The 1999 Agreement gives the Shareholders certain demand and piggyback registration rights during the 18-month period following the issuance and sale of the Series A Preferred Stock and the Warrants to register the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants. The transactions contemplated by the Stock Purchase Agreement were consummated on April 26, 1999.

From March 23, 1998 until April 26, 1999 the Company had been under the management services of Global Media Management Group, LLC ("Global Media"). Through a management services agreement with Global Media, the Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Michael S. Hope as the Company's Interim Chief Financial Officer. On April 26, 1999 Mr. Scotti resigned as Interim Chief Executive Officer and Interim President and Roger A. Burlage was appointed Chairman and Chief Executive Officer and shortly thereafter Eric S. Mischel was appointed President and Chief Operating Officer. On April 26, 1999, Mr. Hope resigned as Interim Financial Officer and Interim Secretary. Shortly thereafter Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary.


FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Results of Operations - During the first quarter of 1998, the Company was in the early stages of formulating a new business plan under the interim management of Global Media. The Board of Directors adopted a business plan midway through interim management's tenure, which required entering into long-term video distribution agreements and obtaining a financing package to fund production activities. This business plan was never fully implemented in light of capital constraints and the need for permanent management. Thus any possible results contemplated were not realized in 1998 nor in the first quarter of 1999.

Revenues - Net filmed entertainment revenues were $0 and $85,000 in 1999 and 1998. The 1998 revenues consisted of license fee revenues received from Universal Cartoon Studios for the thirty-minute animated episodes of "Casper" aired on Fox Kid's Network through April 1998, and foreign broadcast license revenues from the Harvey Classic Film Library.
There were no such comparable revenues for 1999.

Net merchandising revenues were $430,000 and $775,000 in 1999 and 1998, respectively, a decrease of $345,000. The revenues in 1999 and 1998 consist of new licenses for the worldwide merchandising of the

Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, the majority of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness and future exploitation of the Harvey Classic Characters.

Net publishing revenues related to the Company's monthly magazine, approved for publishing by the Board of Directors in July 1998, were an aggregate of $132,000 for the February, March and April issues published in the first quarter of 1999. Publishing sales were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also include sales of advertising space and subscriptions to the magazine. This monthly magazine was distributed throughout the United States and Canada by Warner Publisher Services and Diamond Comic Distributors, Inc. during the first quarter of 1999. There were no comparable sales in 1998.

Cost of Sales - Costs of sales related to filmed entertainment revenues were $0 and $198,000 in 1999 and 1998, respectively. There were no cost of sales related to filmed entertainment for 1999 as activity was non-existent.

Merchandising costs of sales were $170,000 and $113,000 in 1999 and 1998, respectively. The increase in cost of sales is due to higher third party participants' share in the merchandising activity for the current quarter.

Publishing costs of sales were $133,000 in 1999.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (SG&A) were $2,311,000 and $3,399,000 for 1999 and 1998, respectively, a decrease of $1,088,000. The decrease in SG&A is primarily the result of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal Studios, Inc.'s Harvey-related merchandising business recognized in first quarter of 1998. Additionally, the Company incurred an expense of $433,000 related to the issuance of warrants to Global Media during the three-month period ended March 31, 1998.

Depreciation and Amortization - Depreciation expense was $53,000 and $34,000 in 1999 and 1998. Amortization of the film library was $250,000 and $515,000 in 1999 and 1998, respectively. The amortization amount in the current quarter reflects an additional estimated loss related to "Baby Huey's Great Easter Adventure", the live-action, direct-to-video produced in 1998, featuring the Company's classic character Baby Huey, and released in March 1999. Amortization expense for the comparable quarter in 1998 includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs. Amortization of trademarks and copyrights was $25,000 in 1999 and $33,000 in 1998. Amortization of goodwill was $32,000 in both 1999 and 1998.

Other Income - Other income was $22,000 in 1999 which was comparable to $34,000 in 1998.

Income Taxes - Income tax benefit was $0 and $1,371,000 in 1999 and 1998, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's losses.

Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $543,000 at the end of the current quarter.

Liquidity and Capital Resources - Net cash used in operating activities was $1,960,000 and $1,444,000 in the first quarter periods in 1999 and 1998, respectively. The increase in cash used in operations was primarily due to a decrease in collections of receivables and the payments made on accrued payables in the current quarter.

Net cash used in investing activities was $47,000 and $177,000 in the first quarter periods in 1999 and 1998, respectively. The decrease in cash used in investing activities is primarily due to less investment by the Company in its trademarks and copyrights and purchase of less furniture and equipment in 1999.

Net cash provided by financing activities was $1,556,000 and $2,556,000 in the first quarter periods in 1999 and 1998, respectively. The 1999 cash flow represents borrowings from the Company's line of credit as compared to the exercise of employee stock options in 1998.

The Company has a $2,500,000 revolving line of credit with City National Bank ("Bank") to provide funds for operations. The facility originally had a maturity date of March 31, 1999. On April 9, 1999, the bank extended the maturity of the debt to April 30, 1999 and amended the covenants such that the Company was in compliance at that date. Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The facility is secured by substantially all of the assets of the Company. As of March 31, 1999, the Company had $1,750,000 outstanding under this line of credit and interest expense of $19,000 was paid during the current quarter. On April 27, 1999 the entire outstanding balance of $2,013,000, inclusive of accrued interest through the date of payment, was paid off with the funds the Company received in connection with the Stock Purchase Agreement entered into by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and the Kushner-Locke Company on April 7, 1999. The Company is currently in negotiations with the Bank to extend the credit facility for an additional six month term. Although, the Company has received a commitment from the Bank for the extension of the credit facility and an agreement has been reached in principle, the completion of such an extension is not assured.

On April 26, 1999, the Company consummated the transactions contemplated by the Stock Purchase Agreement and received gross proceeds of $11.5 million in cash and $5.5 million in common stock of the Kushner-Locke Company. In connection with such transactions, the Company incurred fees and expenses of approximately $2.300,000. Management believes that the Company's current and additional sources of working capital will provide adequate liquidity for the Company's financial needs for at least the next twelve months.

OTHER INFORMATION


Item 1 - 1.    Realty Trust Advisors, Inc.  On December 31, 1997, Realty Trust
               Advisors, Inc. ("RTA") filed suit against the Company in Los
               Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998, the Company filed a dermurrer and a motion to strike the fraud and punitive damage portions of the first amended complaint, which were granted. In August 1998, RTA unsuccessfully sought relief from that order in the Court of Appeal. On or about
               July 9, 1998, the Company filed an answer to the first amended complaint and a cross-complaint against RTA and its principal, Anne Keshen, for fraud and declaratory relief. RTA filed a demurrer and a motion to strike the fraud and punitive damage portions of the Company's cross-complaint, which were denied. RTA and Keshen filed an answer in November 1998. RTA and Keshen have moved for summary adjudication on the Company's cross-complaint.
               That motion is scheduled to be heard on June 11, 1999. Trial of this action is scheduled for December 1999. The Company's defense and prosecution of this matter are being covered by its insurer under a reservation of rights.

Items 2 through 4 are omitted as not applicable.

Item 5 -       Other Information
               None

Item 6 (a) -   Exhibits
               None

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


                      THE HARVEY ENTERTAINMENT COMPANY
                      AND SUBSIDIARIES (Registrant)



May 14, 1999          /s/Ronald B. Cushey
                      --------------------------------
                      Name: Ronald B. Cushey
                      Title:   Chief Financial Officer