Form 10QSB
period 1999-06-30
HARVEY ENTERTAINMENT CO
filed 1999-08-16
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-23000

                        The Harvey Entertainment Company
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            95-4217605
         ------------------------------             ----------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)


    1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


         Registrant's phone number, including area code (310) 789-1990
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at August 2, 1999
--------------------------              ----------------------------------------
Common Stock, no par value               4,186,941 (6,705,459 shares, including
                                        2,518,518 shares into which the Series A
                                           Preferred Stock could be converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------

                                                                                                        PAGE
                                                                                                        ----
PART I -- FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

     Condensed Consolidated Balance Sheets -- June 30, 1999 and December 31, 1998                        1-2

     Condensed Consolidated Statements of Operations -- Three and Six Months Ended June 30, 1999
        and 1998                                                                                           3

     Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1999 and 1998            4

     Notes to Condensed Consolidated Financial Statements                                                5-7


   ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                        8-12


PART II -- OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                                             13

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                     13

   ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                                           13-14

PART I -- FINANCIAL INFORMATION

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   JUNE 30,       DECEMBER 31,
ASSETS                                                               1999             1998
                                                                 -----------      ------------
                                                                 (Unaudited)

Cash and cash equivalents                                        $ 9,475,000      $   451,000

Marketable securities                                              3,048,000               --

Accounts receivable, net of allowance for doubtful accounts
  of $491,000 and $298,000 in 1999 and 1998, respectively          1,158,000        1,689,000

Prepaid expenses and other assets                                    143,000          541,000

Income tax receivable                                                542,000          567,000

Film library, net of accumulated amortization of $7,144,000
  and $6,894,000 in 1999 and 1998, respectively                   10,519,000       10,873,000

Furniture and equipment, net of accumulated
  depreciation of $766,000 and $658,000 in 1999 and 1998,
  respectively                                                       401,000          501,000

Goodwill, net of accumulated amortization of $1,287,000
  and $1,222,000 in 1999 and 1998, respectively                    1,309,000        1,373,000

Trademarks and copyrights, net of accumulated
  amortization of $319,000 and $266,000 in 1999 and 1998,
  respectively                                                     1,207,000        1,039,000
                                                                 -----------      -----------
TOTAL                                                            $27,802,000      $17,034,000
                                                                 ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    JUNE 30,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999            1998
                                                                  -----------     ------------
                                                                  (Unaudited)

LIABILITIES:

  Accounts payable and accrued expenses                          $   953,000      $   871,000

  Participations payable                                             750,000          861,000

  Accrued marketing expenses                                       1,200,000        1,200,000

  Note payable                                                     2,049,000               --

  Line of credit                                                          --          250,000

  Accrued rent and other liabilities                                 150,000          170,000
                                                                 -----------      -----------
          Total liabilities                                        5,102,000        3,352,000
                                                                 -----------      -----------

  Series A convertible preferred stock, $100 stated value,
    170,000 shares issued and outstanding at June 30, 1999,
    liquidation preference of $17,212,000 at June 30, 1999        12,684,000               --
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized
    (170,000 shares have been designated as Series A preferred)           --               --

  Common stock, no par value, 10,000,000 shares authorized,
    4,187,000 issued and outstanding at June 30, 1999 and
    December 31, 1998                                              4,451,000        4,451,000

  Additional paid in capital                                      21,656,000       17,709,000

  Accumulated other comprehensive income                          (3,178,000)              --

  Accumulated deficit                                            (12,913,000)      (8,478,000)
                                                                 -----------      -----------
          Total stockholders' equity                              22,700,000       13,682,000
                                                                 -----------      -----------
TOTAL                                                            $27,802,000      $17,034,000
                                                                 ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                  ---------------------------     ---------------------------
                                                      1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
OPERATING REVENUES:
  Filmed entertainment                            $        --     $    20,000     $        --     $   105,000
  Merchandising                                       364,000         400,000         794,000       1,175,000
  Publishing                                           (3,000)             --         129,000              --
                                                  -----------     -----------     -----------     -----------
           Net operating revenues                     361,000         420,000         923,000       1,280,000
                                                  -----------     -----------     -----------     -----------
OPERATING EXPENSES:
  Cost of sales                                       561,000         418,000       1,384,000       1,556,000
  Selling, general and administrative expenses      1,245,000       1,636,000       3,286,000       4,290,000
  Amortization of intangibles                          58,000          39,000         117,000         104,000
  Depreciation expense                                 55,000          32,000         108,000          66,000
                                                  -----------     -----------     -----------     -----------
           Total operating expenses                 1,919,000       2,125,000       4,895,000       6,016,000
                                                  -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                               (1,558,000)     (1,705,000)     (3,972,000)     (4,736,000)

OTHER INCOME                                          381,000          72,000         405,000         106,000
STOCK BASED COMPENSATION                                   --        (367,000)             --        (800,000)
INTEREST EXPENSE                                      (38,000)             --         (57,000)             --
                                                  -----------     -----------     -----------     -----------
LOSS BEFORE INCOME TAX BENEFIT                     (1,215,000)     (2,000,000)     (3,624,000)     (5,430,000)

INCOME TAX BENEFIT                                         --         797,000              --       2,168,000
                                                  -----------     -----------     -----------     -----------
NET LOSS                                          $(1,215,000)    $(1,203,000)    $(3,624,000)    $(3,262,000)
                                                  ===========     ===========     ===========     ===========
Net loss                                          $(1,215,000)    $(1,203,000)    $(3,624,000)    $(3,262,000)
Preferred stock dividends and amortization of
   beneficial conversion feature                     (810,000)             --        (810,000)             --
                                                  -----------     -----------     -----------     -----------
Net loss applicable to common stock               $(2,025,000)    $(1,203,000)    $(4,434,000)    $(3,262,000)
                                                  ===========     ===========     ===========     ===========

NET LOSS PER SHARE OF COMMON STOCK:
  Basic and Diluted                               $     (0.48)    $     (0.29)    $     (1.06)    $     (0.83)
                                                  ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                                 4,187,000       4,174,000       4,187,000       3,908,000
                                                  ===========     ===========     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(3,624,000)     $(3,262,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation                                                     108,000           66,000
    Amortization of film library, goodwill, trademarks and
      copyrights and other                                           366,000          623,000
    Deferred income taxes                                                 --       (2,211,000)
    Stock based compensation                                              --          800,000
Changes in operating assets and liabilities:
  Accounts receivable, net                                           531,000        2,155,000
  Prepaid expenses and other assets                                  397,000         (128,000)
  Income taxes receivable, net of income taxes payable                25,000       (1,318,000)
  Account payable and accrued expenses                                82,000         (826,000)
  Participations payable                                            (111,000)              --
  Accrued rent and other liabilities                                 (20,000)          56,000
                                                                 -----------      -----------
           Net cash used in operating activities                  (2,246,000)      (4,045,000)
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                 (9,000)        (130,000)
  Investments in trademarks, copyrights and film library            (115,000)        (249,000)
                                                                 -----------      -----------
           Net cash used in investing activities                    (124,000)        (379,000)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect              --        3,722,000
  Borrowings on line of credit                                     1,750,000               --
  Repayment on line of credit                                     (2,000,000)              --
  Net proceeds from issuance of convertible preferred stock        9,595,000               --
  Proceeds from issuance of note payable                           2,049,000               --
                                                                 -----------      -----------
           Net cash provided by financing activities              11,394,000        3,722,000
                                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               9,024,000         (702,000)

CASH AND CASH EQUIVALENTS, Beginning of period                       451,000        6,316,000
                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, End of period                         $ 9,475,000      $ 5,614,000
                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid (received) during the year for:
           Interest                                              $    32,000      $        --
           Income taxes                                          $   (21,000)     $   775,000


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Operations: The Harvey Entertainment Company, together with its wholly-owned subsidiaries Harvey Comics, Inc. and Baby Huey Productions, Inc. (the "Company") owns and exploits a library of widely recognized classic characters and other intellectual property assets, including a related film library of animated short features. The Company is the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, the Company's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property and in 1993 the Company completed its initial public offering of common stock. The roster of the Company's classic characters includes the well known characters Casper, the Friendly Ghost, Richie Rich, Baby Huey, Wendy, the Good Little Witch, and Hot Stuff, among many others.

Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and condensed, as contemplated by the Securities and Exchange Commission under rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 13, 1999.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and the consolidated results of operations and consolidated cash flows for the six month periods ended June 30, 1999 and 1998.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of 1998 amounts have been made in order to conform with the 1999 financial statement presentation.

Net Loss Per Share: Net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive. Net loss per share information has been determined on the basis of 4,187,000 weighted average number of shares outstanding for the three and six month periods ended June 30, 1999 and 4,174,000 and 3,908,000 weighted average number of shares outstanding for the three and six month periods ended June 30, 1998, respectively. The net loss per common share for the three and six month periods ended June 30, 1999 gives effect to stock dividends of $212,000 and the amortization of the beneficial conversion feature of $598,000 related to the Series A Preferred Stock issued on April 26, 1999 (See Note 2 -- Equity Infusion).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes: Deferred income taxes represent the tax consequences in future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

Comprehensive Income: Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company reported an unrealized loss of approximately $3.2 million as part of comprehensive income for the quarter ended June 30, 1999, resulting from the adjustment to the fair market value, as of June 30, 1999, of the common stock of The Kushner-Locke Company (See Note 2 -- Equity Infusion).

Contingencies: From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the advice of counsel, management believes that the resolution of these matters will not have a material effect on the Company's business, results of operations, financial condition or cash flows.

Year 2000: The Company utilizes various computer software packages as tools in running its operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred, or significant Company resources dedicated in 1999 to become year 2000 compliant.

NOTE 2 -- EQUITY INFUSION

On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company ("Kushner-Locke") pursuant to which the Company agreed to issue and sell 170,000 shares of its Series A Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase up to 2.4 million shares of the Company's Common Stock in consideration of cash and common stock of Kushner-Locke ( the "1999 Refinancing"). Of the Warrants issued, 1.2 million were granted immediately to investors participating in the 1999 Refinancing (the "Investor Warrants") and 1.2 million will be granted in the future at the discretion of new management ("Management Warrants"). In addition, as described in Note 4 below, as a result of the 1999 Refinancing being oversubscribed and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued a subordinated note (the "Note") in the amount of approximately $2.049 million. The total cash consideration received in the 1999 Refinancing and issuance of the Note was approximately $11.578 million, net of transaction fees and expenses of approximately $1.97 million. Under United States Generally Accepted Accounting Principles ("U.S. GAAP"), the investment by Kushner-Locke in the form of Kushner-Locke common stock has been fair valued at approximately $6.2 million. The fair value of the investments of the Kushner-Locke common stock, the net cash consideration and the Note were initially allocated in the following manner for financial accounting purposes: Series A Preferred Stock: $11.9 million, Additional Paid in Capital related to the Investor Warrants: $2.1 million and Additional Paid in Capital related to a beneficial conversion feature of the Series A Preferred
Stock: $1.8 million. The beneficial conversion feature of the Series A Preferred Stock will be amortized into retained earnings ratably over a six-month period from April 26, 1999 until the convertibility provision of the Series A Preferred Stock becomes effective on October 26, 1999.

On April 26, 1999, in connection with the issuance and sale of the Series A Preferred Stock and Warrants, the Company entered into a Registration Rights Agreement (the "1999 Agreement") with Michael R. Burns, Roger A. Burlage, Al Checchi, Ken Slutsky and Kushner-Locke (the "Shareholders"). The 1999 Agreement gives the Shareholders certain demand and piggyback registration rights, commencing 18 months following the issuance and sale of the Series A Preferred Stock and the Warrants, to register the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants. The transactions contemplated by the Stock Purchase Agreement were consummated on April 26, 1999.

NOTE 3 -- MARKETABLE SECURITIES

In connection with the 1999 Refinancing, the Company received approximately 470,000 common shares of Kushner-Locke fair valued for financial accounting purposed under U.S. GAAP at approximately $6.2 million. As of June 30, 1999, the market value of such shares was approximately $3.048 million. As the Company is currently holding the Kushner-Locke shares as available for sale securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the unrealized loss from this investment is being recorded in an unrealized holding loss account as a separate component of Stockholders' Equity.

NOTE 4 -- NOTE PAYABLE

As discussed above, as a result of the 1999 Refinancing being oversubscribed, and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued the Note in the amount of approximately $2.049 million. The Note bears interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. Subject to shareholder approval of certain proposals at the Company's Annual Meeting of Shareholders' on August 17, 1999, the Note will be converted into 20,488 shares of Series A Preferred Stock and 144,618 warrants to purchase Common Stock immediately after the Annual Meeting. If the proposals are not approved, the repayment of the Note may be accelerated and the Company may be required to repay all amounts due thereunder upon demand.

NOTE 5 -- STOCK BASED COMPENSATION

The 1999 Refinancing included the issuance of 2.4 million of Warrants to purchase shares of the Company's Common Stock, 1.2 million of which were Investor Warrants and 1.2 million of which were Management Warrants. Of the 1.2 million Investor Warrants granted, those granted to non-employees are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of the Common Stock. Management Warrants, and any Investor Warrants, granted to employees vest and become exercisable according to schedules set forth in their respective warrant agreements, and are exercisable at prices ranging from $9.00 to $12.00 per share of Common Stock. The Company accounts for stock issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", and Emerging Issues Task Force 96-18 ("EITF 96-18"). In accordance with SFAS 123 and EITF 96-18, the fair value of any Management Warrants granted in the future to non-employees will be measured either at the date of grant or at the end of the reporting period, as appropriate. Based on the determination of the fair value of the Company's Common Stock, the Company may incur substantial non-cash charges to earnings in future reporting quarters.



                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements made based on current management expectations pursuant to the "safe-harbor" provisions of the Private Securities Litigation Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that may affect the Company's business and its results of operations. These include, without limitation, risks relating to the Company's expansion strategy, risks of the Company's merchandising and filmed entertainment activities, the management of growth, fluctuations in quarterly and annual operating results, accounting principles applicable to filmed entertainment, the release of filmed entertainment products and other factors discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and any other filings made by the Company with the Securities and Exchange Commission.

RECENT DEVELOPMENTS FOR THE COMPANY

On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company ("Kushner-Locke") pursuant to which the Company agreed to issue and sell 170,000 shares of its Series A Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase up to 2.4 million shares of the Company's Common Stock for a total consideration of approximately $17.7 million (the "1999 Refinancing"). On April 26, 1999, in connection with the issuance and sale of the Series A Preferred Stock and Warrants, the Company entered into a Registration Rights Agreement (the "1999 Agreement") with Michael
R. Burns, Roger A. Burlage, Al Checchi, Ken Slutsky and Kushner-Locke (the "Shareholders"). The 1999 Agreement gives the Shareholders certain demand and piggyback registration rights, commencing 18 months following the issuance and sale of the Series A Preferred Stock and the Warrants, to register the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants. The transactions contemplated by the Stock Purchase Agreement were consummated on April 26, 1999.

The 1999 Refinancing was oversubscribed, and, in order to enable the Company to realize the potential benefits of additional capital, the Company issued a note in the amount of $2,048,750 to Paul Guez (the "Note"). The Note bears interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. Subject to shareholder approval of an increase in the authorized shares of Series A Preferred Stock and the conversion of the Note, the Company's Board of Directors approved the conversion of the Note into 20,488 shares of Series A Preferred Stock (convertible into 303,525 shares of Common Stock) and Warrants to purchase 144,618 shares of Common Stock. Upon the issuance of Series A Preferred Stock to Mr. Guez, the Company will have 190,488 shares of Series A Preferred Stock outstanding (convertible into an aggregate of 2,822,044 shares of Common Stock). If either (i) the increase in authorized shares of Series A Preferred Stock or
(ii) the conversion of the Note are not approved, then Mr. Guez may accelerate the Note and require the Company to repay all amounts due thereunder on demand.

From March 23, 1998 until April 26, 1999 the Company had been under the management services of Global Media Management Group, LLC ("Global Media"). Through a management services agreement with Global Media, the Board of Directors retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Interim President, and Michael S. Hope as the Company's Interim Chief Financial Officer. On April 26, 1999 Mr. Scotti resigned as Interim Chief Executive Officer and Interim President and Roger A. Burlage was appointed Chairman and Chief Executive Officer, and shortly thereafter Eric S. Mischel was appointed President and Chief Operating Officer. On April 26, 1999, Mr. Hope resigned as Interim Financial Officer and Interim Secretary. Shortly thereafter Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary.

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Results of Operations -- The Company is in the early stages of developing new film products and formulating a corporate strategy regarding a range of business opportunities under its new permanent management, the results of which will not be realized until subsequent periods. The development of new revenue opportunities in the filmed entertainment area requires significant lead time. The number of projects expected to generate revenues in 1999 is therefore limited and, accordingly, the Company expects 1999 operating results to be adversely impacted.

Revenues -- Net filmed entertainment revenues were $0 and $20,000 in 1999 and 1998. The 1998 revenues consisted of foreign broadcast license revenues from the Harvey Classic Film Library through the Company's prior foreign distributor, whose distribution agreement expired in November 1997. There were no such comparable revenues for 1999.

Net merchandising revenues were $364,000 and $400,000 in 1999 and 1998, respectively, a decrease of $36,000. The revenues in 1999 and 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, the majority of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program depends, in part, upon the attractiveness and future exploitation of the Harvey Classic Characters.

Net publishing revenues related to the Company's monthly magazine, approved for publishing by the Board of Directors in July 1998 during interim management's tenure, were $(3,000) for the current quarter. There were no comparable sales in 1998. The negative revenues were mainly due to subscription refunds as the publication of the magazine has ceased resulting from new management's decision to focus on the Company's core entertainment business operations. The July 1999 issue was the last issue published for distribution.

Cost of Sales -- Cost of sales related to filmed entertainment revenues were $4,000 and $14,000 in 1999 and 1998, respectively. The cost of sales related to filmed entertainment for 1999 and 1998 were low due to sparse activity in both periods. Amortization of the film library was $0 and $4,000 in 1999 and 1998, respectively. There was no amortization in the current quarter as there were no revenues derived from the film library, which is amortized in accordance with the individual film forecast method.

Merchandising cost of sales were $386,000 and $404,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to slightly lower merchandising activity for the current quarter.

Publishing cost of sales were $171,000 in 1999.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses ("SG&A") were $1,245,000 and $1,636,000 for 1999 and 1998, respectively, a decrease of $391,000. The decrease in SG&A is primarily due to lower costs incurred for consulting services in the current quarter.

Depreciation and Amortization -- Depreciation expense was $55,000 and $32,000 in 1999 and 1998. Amortization of trademarks and copyrights was $26,000 in 1999 and $7,000 in 1998. Amortization of goodwill was $32,000 in both 1999 and 1998.

Other Income -- Other income was $381,000 and $72,000 in 1999 and 1998, respectively. The increase in other income was due to higher investment income from the sale of certain securities in the current quarter.

Income Taxes -- Income tax benefit was $0 and $797,000 in 1999 and 1998, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's loss. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $542,000 at the end of the current quarter.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues -- Net filmed entertainment revenues were $0 and $105,000 in 1999 and 1998, respectively. The 1998 revenues consisted of license fee revenues received from Fox Kids' Network for the "Casper" animated episodes and from foreign broadcast license revenues for the Harvey Classic Film Library, distributed through the Company's prior foreign distributor through November 1997. There were no such comparable revenues for 1999.

Net merchandising revenues were $794,000 and $1,175,000 in 1999 and 1998, respectively, a decrease of $381,000. The revenues in 1999 and 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program depends, in part, upon the attractiveness and future marketability of the Harvey Classic Characters.

Net publishing revenues related to the Company's monthly magazine, approved for publishing by the Board of Directors in July 1998 during interim management's tenure, were $129,000 for 1999. There were no comparable sales in 1998. The publication of the magazine has ceased, with the July 1999 issue being the last issue published for distribution, as a result of new management's decision to focus on the Company's core entertainment business operations.

Cost of Sales -- Cost of sales relating to filmed entertainment revenues were $256,000 and $754,000 in 1999 and 1998, respectively. The decrease in costs of sales is due to a decrease in filmed entertainment activity for the period. Amortization of the film library was $250,000 and $519,000 in 1999 and 1998, respectively. The amortization amount in 1999 reflects an additional estimated loss related to "Baby Huey's Great Easter Adventure", the live-action, direct-to-video produced in 1998, featuring the Company's classic character Baby Huey, and released in March 1999. The amortization amount in the 1998 period includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs based on the Company's business plan contemplated in 1998. Additionally, 1998 cost of sales included a $150,000 adjustment in the carrying value of certain video inventory.

Merchandising cost of sales were $747,000 and $802,000 in 1999 and 1998, respectively. The decrease in merchandising costs is due to a decrease in merchandising activity for the period.

Publishing cost of sales were $381,000 in 1999.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses ("SG&A") were $3,286,000 and $4,290,000 for 1999 and 1998, respectively, a decrease of $1,004,000. The higher SG&A expenses in the 1998 period is primarily due to the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal Studio's Harvey-related merchandising business.

Depreciation and Amortization -- Depreciation expense was $108,000 and $66,000 in 1999 and 1998, respectively. Amortization of trademarks, copyrights and other was $53,000 in 1999 and $40,000 in 1998. Amortization of goodwill was $64,000 in both 1999 and 1998.

Other Income -- Other income was $405,000 and $106,000 in 1999 and 1998, respectively. The increase in other income was due to higher investment income from the sale of certain securities in the current quarter.

Income Taxes -- Income tax benefit provision was $0 and $2,168,000 in 1999 and 1998, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's losses. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $542,000 at the end of the current period.

Year 2000 -- The Company utilizes various computer software packages as tools in running its operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the software problems associated with the year 2000. At present, management does not expect that material incremental costs will be incurred, or significant Company resources dedicated in 1999 to become year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,246,000 and $4,045,000 in 1999 and 1998, respectively. The reduction in cash used in operating activities was primarily due to the reduction of deferred tax liability and accounts receivable balances in 1998.

Net cash used in investing activities was $124,000 and $379,000 in 1999 and 1998, respectively. The decrease in cash used for investing activities was primarily due to less investment by the Company in its trademarks, copyrights and film library and purchase of less furniture and equipment in 1999.

Net cash provided by financing activities was $11,394,000 and $3,722,000 in the second quarter periods in 1999 and 1998, respectively. The increase is due to the cash proceeds from the 1999 Refinancing and the issuance of a subordinated note payable as described below.

As a result of the 1999 Refinancing being oversubscribed, and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued a subordinated note (the "Note") in the amount of approximately $2.049 million. The Note bears interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. Subject to shareholder approval of certain proposals at the Company's Annual Meeting of Shareholders' on August 17, 1999, the Note will be converted into 20,488 shares of Series A Preferred Stock and 144,618 warrants to purchase Common Stock immediately after the Annual Meeting. If the proposals are not approved, the repayment of the Note may be accelerated and the Company may be required to repay all amounts due thereunder upon demand.

The Company is party to a $2.5 million revolving line of credit with City National Bank ("Bank") to provide funds for operations. The facility originally had a maturity date of March 31, 1999. On April 9, 1999, the bank extended the maturity of the debt to April 30, 1999 and amended the covenants such that the Company was in compliance at that date. Interest on advances made under the facility accrues at 1% above the prime rate as reported by the lender. The facility is secured by substantially all of the assets of the Company. As of March 31, 1999, the Company had $1.75 million outstanding under this line of credit and interest expense of $19,000 was paid during the first quarter of 1999. On April 27, 1999 the entire outstanding balance of $2.013 million, inclusive of accrued interest through the date of payment, was paid off with the funds the Company received in connection with the 1999 Refinancing. The Company is currently in negotiations with the Bank to renew the credit facility for an additional six month term. Although the Company has received a verbal commitment from the Bank for the extension of the credit facility, the completion of such an extension is not assured.

The 1999 Refinancing included the issuance of 2.4 million of Warrants to purchase shares of the Company's Common Stock, 1.2 million of which were Investor Warrants and 1.2 million of which were Management Warrants. Of the 1.2 million Investor Warrants granted, those granted to non-employees are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of the Common Stock. Management Warrants, and any Investor Warrants, granted to employees vest and become exercisable according to schedules set forth in their respective warrant agreements, and are exercisable at prices ranging from $9.00 to $12.00 per share of Common Stock. The Company accounts for stock issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", and Emerging Issues Task Force 96-18 ("EITF 96-18"). In accordance with SFAS 123 and EITF 96-18, the fair value of any Management Warrants granted in the future to non-employees will be measured either at the date of grant or the end of the reporting period, as appropriate. Based on the determination of the fair value of the Company's Common Stock, the Company may incur substantial non-cash charges to earnings in future reporting quarters.

On April 26, 1999, the Company consummated the transactions contemplated by the Stock Purchase Agreement and received gross proceeds of approximately $17.7 million. In connection with such transactions, the Company incurred fees and expenses of approximately $1.9 million. In addition, the Company received additional capital of approximately $2 million from the issuance of the Note on June 30, 1999. Management believes that the Company's current and anticipated sources of working capital will provide adequate liquidity for the Company's financial needs for at least the next twelve months. From time to time, the Company considers acquisition and investment possibilities, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings or on terms acceptable to the Company.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

          Realty Trust Advisors, Inc. On December 31, 1997, Realty Trust Advisors, Inc. ("RTA") filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998, the Company filed a demurrer and a motion to strike the fraud and punitive damage portions of the first amended complaint, which were granted. In August 1998, RTA unsuccessfully sought relief from that order in the Court of Appeal. On or about July 9, 1998, the Company filed an answer to the first amended complaint and a cross-complaint against RTA and its principal, Anne Keshen, for fraud and declaratory relief. RTA filed a demurrer and a motion to strike the fraud and punitive damage portions of the Company's cross-complaint, which were denied. RTA and Keshen filed an answer in November 1998. RTA and Keshen moved for summary adjudication on the Company's cross-complaint which was denied in June, 1999. On July 1, 1999, the parties to the above actions entered into a Settlement Agreement and Mutual General Release and executed a dismissal with prejudice of the entire action. The Company's defense and prosecution costs of this matter were covered in their entirety by its insurer.

Item 2 -- Changes in Securities and Use of Proceeds

          On April 26, 1999 the Company completed the 1999 Refinancing and received a total gross consideration of approximately $17.7 million. The Company received such consideration net of fees paid to Donaldson, Lufkin & Jenrette Securities Corporation for rendering a fairness opinion and providing advisory services in connection with the 1999 Refinancing. The Company also paid Prudential Securities Inc. fees of approximately $450,000 for advisory services rendered. Michael R. Burns, a Director of the Company, is a Managing Director of Prudential Securities Inc. There were no underlying discounts or commissions paid by the Company in connection with the sale of Series A Preferred Stock. The Company completed the sale of Series A Preferred Stock in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Company received various representations and warranties from the investors including a representation that the investors are "accredited investors" within the meaning of Rule 501(a) under the Act.

Items 3 and 4 are omitted as not applicable.

Item 5 -- Other Information

          None

Item 6 -- Exhibits and Reports an Form 8-K

Item 6(a) -- Exhibit 10.61    Employment Agreement dated as of April 26, 1999 between the Company and Ronald B. Cushey

             Exhibit 10.62    Employment Agreement dated as of April 26, 1999 between the Company and Eric S. Mischel

             Exhibit 10.63    Note Payable Agreement dated as of June 30, 1999 between the Company and Paul Guez

             Exhibit 10.64    Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez

             Exhibit 10.65    Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez

             Exhibit 27       Financial Data Schedule (Electronic Filing Only)


Item 6(b) -- Reports on Form 8-K

          Report filed on April 26, 1999 pursuant to Item 5 reporting the sale of $17 million of newly-issued Series A Preferred Stock by the Company.

          Report filed on June 25, 1999 pursuant to Item 4 reporting a change in the Company's certifying accountant.

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


                                       THE HARVEY ENTERTAINMENT COMPANY
                                       AND SUBSIDIARIES
                                       (Registrant)


August 16, 1999                        /s/ Ronald B. Cushey
                                       ---------------------------------

                                       Name: Ronald B. Cushey
                                       Title: Executive Vice President
                                              and Chief Financial Officer