Form 10QSB/A
period 1999-06-30
HARVEY ENTERTAINMENT CO
filed 1999-08-26
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1


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

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    JUNE 30,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999            1998
                                                                  -----------     ------------
                                                                  (Unaudited)

LIABILITIES:

  Accounts payable and accrued expenses                          $   953,000      $   871,000

  Participations payable                                             750,000          861,000

  Accrued marketing expenses                                       1,200,000        1,200,000

  Note payable                                                     2,049,000               --

  Line of credit                                                          --          250,000

  Accrued rent and other liabilities                                 150,000          170,000
                                                                 -----------      -----------
          Total liabilities                                        5,102,000        3,352,000
                                                                 -----------      -----------

  Series A convertible preferred stock, $100 stated value,
    170,000 shares issued and outstanding at June 30, 1999,
    liquidation preference of $17,212,000 at June 30, 1999        12,684,000               --
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized
    (170,000 shares have been designated as Series A preferred)           --               --

  Common stock, no par value, 10,000,000 shares authorized,
    4,187,000 issued and outstanding at June 30, 1999 and
    December 31, 1998                                             22,160,000       22,160,000

  Additional paid in capital                                       3,947,000               --

  Accumulated other comprehensive income                          (3,178,000)              --

  Accumulated deficit                                            (12,913,000)      (8,478,000)
                                                                 -----------      -----------
          Total stockholders' equity                              10,016,000       13,682,000
                                                                 -----------      -----------
TOTAL                                                            $27,802,000      $17,034,000
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


                                       THE HARVEY ENTERTAINMENT COMPANY
                                       AND SUBSIDIARIES
                                       (Registrant)


August 24, 1999                        /s/ Ronald B. Cushey
                                       ---------------------------------

                                       Name: Ronald B. Cushey
                                       Title: Executive Vice President
                                              and Chief Financial Officer