Form 10QSB
period 1999-09-30
HARVEY ENTERTAINMENT CO
filed 1999-11-12
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarterly Period Ended September 30, 1999

                                       or


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________


                         Commission File Number 0-23000


                        The Harvey Entertainment Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       California                                     95-4217605
--------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S.Employer
      incorporation or organization)                  Identification No.)


1999 Avenue of the Stars, Suite 2050, Los Angeles, California 90067-6055
--------------------------------------------------------------------------------
(Address of principal executive offices)


Registrant's phone number, including area code   (310) 789-1990
                                               ------------------


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

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                          Outstanding at November 1, 1999
-------------                                    -------------------------------
Common Stock, no par value                       4,186,941 (7,008,977 shares,
                                                 including 2,822,036 shares into
                                                 which the Series A Preferred
                                                 Stock could be converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



INDEX
----------------------------------------------------------------------------------------------------
                                                                                               PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998            1-2

    Condensed Consolidated Statements of Operations - Three and Nine Months Ended
       September 30, 1999 and 1998                                                               3

    Condensed Consolidated Statements of Cash Flows - Nine Months Ended
       September 30, 1999 and 1998                                                               4

    Notes to Condensed Consolidated Financial Statements                                        5-7


  ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                               8-13


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                                    14

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                            14

  ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                                     14

PART I - FINANCIAL INFORMATION

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                 1999            1998
                                                                   (UNAUDITED)
                                                                   -----------      -----------
  Cash and cash equivalents                                        $ 7,867,000      $   451,000

  Marketable securities                                              2,345,000               --

  Accounts receivable, net of allowance for doubtful accounts
    of $296,000 and $298,000 in 1999 and 1998, respectively            887,000        1,689,000

  Prepaid expenses and other assets                                    283,000          541,000

  Income tax receivable                                                542,000          567,000

  Film library, net of accumulated amortization of $7,144,000
    and $6,894,000 in 1999 and 1998, respectively                   10,726,000       10,873,000

  Furniture and equipment, net of accumulated
    depreciation of $802,000 and $658,000 in 1999 and 1998,
    respectively                                                       375,000          501,000

  Goodwill, net of accumulated amortization of $1,318,000
    and $1,222,000 in 1999 and 1998, respectively                    1,276,000        1,373,000

  Trademarks and copyrights, net of accumulated
    amortization of $344,000 and $266,000 in 1999 and 1998,
    respectively                                                     1,212,000        1,039,000
                                                                   -----------      -----------
TOTAL                                                              $25,513,000      $17,034,000
                                                                   ===========      ===========



See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999              1998
                                                                    (UNAUDITED)
                                                                    ------------       ------------
LIABILITIES:

  Accounts payable and accrued expenses                             $    626,000       $    871,000

  Participations payable                                                 741,000            861,000

  Accrued marketing expenses                                           1,200,000          1,200,000

  Line of credit                                                              --            250,000

  Accrued rent and other liabilities                                     128,000            170,000
                                                                    ------------       ------------

          Total liabilities                                            2,695,000          3,352,000
                                                                    ------------       ------------

Series A convertible preferred stock, $100 stated value,
   300,000 shares authorized, 190,000 shares issued and
   outstanding at September 30, 1999, liquidation preference
   of $19,574,000 at September 30, 1999                               15,517,000                 --
                                                                    ------------       ------------


STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized
    (300,000 shares have been designated as Series A
    convertible preferred stock)                                              --                 --

  Common stock, no par value, 30,000,000 shares authorized,
    4,187,000 issued and outstanding at September 30, 1999 and
    December 31, 1998                                                 22,160,000         22,160,000

  Additional paid in capital                                           4,599,000                 --

  Accumulated other comprehensive income/(loss)                       (3,881,000)                --

  Accumulated deficit                                                (15,577,000)        (8,478,000)
                                                                    ------------       ------------
          Total stockholders' equity                                   7,301,000         13,682,000
                                                                    ------------       ------------
TOTAL                                                               $ 25,513,000       $ 17,034,000
                                                                    ============       ============



See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -------------------------------------------------------------
                                                      1999            1998            1999            1998
OPERATING REVENUES:
  Filmed entertainment                            $        --     $(2,295,000)    $        --     $(2,190,000)
  Merchandising                                       117,000       1,174,000         911,000       2,349,000
  Publishing                                               --              --         129,000              --
                                                  -----------     -----------     -----------     -----------
           Net operating revenues                     117,000      (1,121,000)      1,040,000         159,000
                                                  -----------     -----------     -----------     -----------

OPERATING EXPENSES:
  Cost of sales                                       298,000         976,000       1,675,000       2,599,000
  Selling, general and administrative expenses      1,181,000       1,341,000       4,474,000       5,569,000
  Amortization of intangibles                          57,000          55,000         174,000         154,000
  Depreciation expense                                 36,000          36,000         144,000         102,000
  Stock based compensation                             76,000         169,000          76,000         969,000
                                                  -----------     -----------     -----------     -----------
           Total operating expenses                 1,648,000       2,577,000       6,543,000       9,393,000
                                                  -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                               (1,531,000)     (3,698,000)     (5,503,000)     (9,234,000)
OTHER INCOME                                          252,000         217,000         657,000         323,000
INTEREST EXPENSE                                      (25,000)             --         (82,000)             --
                                                  -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAX BENEFIT/(EXPENSE)           (1,304,000)     (3,481,000)     (4,928,000)     (8,911,000)
INCOME TAX BENEFIT/(EXPENSE)                           (1,000)      1,374,000          (1,000)      3,542,000
                                                  -----------     -----------     -----------     -----------
NET LOSS                                          $(1,305,000)    $(2,107,000)    $(4,929,000)    $(5,369,000)
                                                  ===========     ===========     ===========     ===========

Net loss                                          $(1,305,000)    $(2,107,000)    $(4,929,000)    $(5,369,000)
Preferred stock dividends and amortization of
   beneficial conversion feature                   (1,360,000)             --      (2,170,000)             --
                                                  -----------     -----------     -----------     -----------
Net loss applicable to common stock               $(2,665,000)    $(2,107,000)    $(7,099,000)    $(5,369,000)
                                                  ===========     ===========     ===========     ===========

NET LOSS PER SHARE OF COMMON STOCK:
  Basic and Diluted                               $     (0.64)    $     (0.50)    $     (1.70)    $     (1.34)
                                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                                 4,187,000       4,187,000       4,187,000       4,015,000
                                                  ===========     ===========     ===========     ===========



See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ----------------------------------
                                                                           1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (4,929,000)      $ (5,369,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation                                                            144,000            102,000
    Amortization of film library                                            250,000            524,000
    Amortization of goodwill, trademarks and copyrights and other           174,000            154,000
    Deferred income taxes                                                        --         (3,740,000)
    Stock based compensation                                                 76,000            969,000
Changes in operating assets and liabilities:
  Accounts receivable, net                                                  803,000          3,834,000
  Prepaid expenses and other assets                                         258,000           (328,000)
  Income taxes receivable, net of income taxes payable                       25,000         (1,163,000)
  Investment in film library                                               (103,000)        (2,622,000)
  Account payable and accrued expenses                                     (245,000)          (135,000)
  Participations payable                                                   (120,000)                --
  Accrued rent and other liabilities                                        (42,000)            49,000
                                                                       ------------       ------------
           Net cash used in operating activities                         (3,709,000)        (7,725,000)
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                       (18,000)          (179,000)
  Investments in trademarks and copyrights                                 (251,000)          (299,000)
                                                                       ------------       ------------
           Net cash used in investing activities                           (269,000)          (478,000)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect                     --          3,722,000
  Borrowings on line of credit                                            1,750,000                 --
  Repayment on line of credit                                            (2,000,000)                --
  Net proceeds from issuance of convertible preferred stock               9,595,000                 --
  Proceeds from issuance of note payable                                  2,049,000                 --
                                                                       ------------       ------------
           Net cash provided by financing activities                     11,394,000          3,722,000
                                                                       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      7,416,000         (4,481,000)

CASH AND CASH EQUIVALENTS, Beginning of period                              451,000          6,316,000
                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS, End of period                               $  7,867,000       $  1,835,000
                                                                       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
           Interest                                                    $    (82,000)      $         --
           Income taxes                                                $    (21,000)      $    775,000




See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and condensed, as contemplated by the Securities and Exchange Commission under rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company's Form 10-KSB as amended filed with the Securities and Exchange Commission in April 1999.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and the consolidated results of operations and consolidated cash flows for the nine month periods ended September 30, 1999 and 1998.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of 1998 amounts have been made in order to conform with the 1999 financial statement presentation.

Net Loss Per Share: Net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive. Net loss per share information has been determined on the basis of 4,187,000 weighted average number of shares outstanding for the three and nine month periods ended September 30, 1999 and 4,187,000 and 4,015,000 weighted average number of shares outstanding for the three and nine month periods ended September 30, 1998, respectively. The net loss per common share for the three and nine month periods ended September 30, 1999 gives effect to stock dividends of $312,000 and $524,000 for the three and nine month periods ended September 30, 1999, respectively, and the amortization of the beneficial conversion feature of $1,048,000 and $1,646,000 related to the Series A Preferred Stock issued on April 26, 1999 for the three and nine month periods ended September 30, 1999, respectively (See Note 2 - Equity Infusion).

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

Comprehensive Income: Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company reported an unrealized loss of approximately $703,000 and $3,881,000 as part of comprehensive income for the three and nine month periods ended September 30, 1999, respectively, resulting from the adjustment to the fair market value, as of September 30, 1999, of the common stock of The Kushner-Locke Company (See Note 2 - Equity Infusion).

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


NOTE 2 - EQUITY INFUSION

On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company ("Kushner-Locke") pursuant to which the Company agreed to issue and sell 170,000 shares of its Series A Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase up to 2,400,000 shares of the Company's Common Stock in consideration of cash and common stock of Kushner-Locke ( the "1999 Refinancing"). Of the Warrants issued, 1,200,000 were granted immediately to investors participating in the 1999 Refinancing (the "Investor Warrants") and 1,200,000 would be granted in the future at the discretion of new management ("Management Warrants"). In addition, as described in Note 4 below, as a result of the 1999 Refinancing being oversubscribed and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued a subordinated note (the "Note") in the amount of approximately $2,049,000. The Note was converted into 20,488 shares of Series A Preferred Stock and 144,618 Investor Warrants to purchase Common Stock on September 2, 1999, and an additional 144,618 Management Warrants were concurrently provided for future grants. The total cash consideration received in the 1999 Refinancing and issuance of the Note was approximately $11,578,000, net of transaction fees and expenses of approximately $1,970,000. Under United States Generally Accepted Accounting Principles ("U.S. GAAP"), the investment by Kushner-Locke in the form of Kushner-Locke common stock has been initially fair valued at approximately $6,200,000. The fair value of the investments of the Kushner-Locke common stock, the net cash consideration and the Note were initially allocated in the following manner for financial accounting purposes: Series A Preferred Stock: $11,900,000, Additional Paid in Capital related to the Investor Warrants: $2,100,000 and Additional Paid in Capital related to a beneficial conversion feature of the Series A Preferred
Stock: $1,800,000. The beneficial conversion feature of the Series A Preferred Stock will be amortized into retained earnings ratably over a six-month period from April 26, 1999 until the convertibility provision of the Series A Preferred Stock becomes effective on October 26, 1999.

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


NOTE 3 - MARKETABLE SECURITIES

In connection with the 1999 Refinancing, the Company received approximately 470,000 common shares of Kushner-Locke fair valued for financial accounting purposed under U.S. GAAP at approximately $6,200,000. As of September 30, 1999, the market value of such shares was approximately $2,435,000. As the Company is currently holding the Kushner-Locke shares as available for sale securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the unrealized loss from this investment is being recorded in an unrealized holding loss account as a separate component of Stockholders' Equity.


NOTE 4 - NOTE PAYABLE

As discussed above, as a result of the 1999 Refinancing being oversubscribed, and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued the Note in the amount of approximately $2,049,000. The Note accrued interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. In accordance with provisions contained in therein, the Note was converted into 20,488 shares of Series A Preferred Stock and 144,618 warrants to purchase Common Stock on September 2, 1999, after shareholder approval of certain required proposals at the Company's Annual Meeting of Shareholders' held on August 17, 1999.


NOTE 5 - STOCK BASED COMPENSATION

The 1999 Refinancing and conversion of the Note resulted in the issuance of a total of 2,689,236 Warrants to purchase shares of the Company's Common Stock, 1,344,618 of which were Investor Warrants and 1,344,618 of which were Management Warrants. Of the Investor Warrants granted, those granted to non-employees are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of the Common Stock. Management Warrants, and any Investor Warrants, granted to employees vest and become exercisable according to schedules set forth in their respective warrant agreements, and are exercisable at prices ranging from $9.00 to $12.00 per share of Common Stock. The Company accounts for stock issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", and Emerging Issues Task Force 96-18 ("EITF 96-18"). In accordance with SFAS 123 and EITF 96-18, the fair value of any Management Warrants granted in the future to non-employees will be measured either at the date of grant or at the end of the reporting period, as appropriate. Based on the determination of the fair value of the Company's Common Stock, the Company may incur substantial non-cash charges to earnings in future reporting quarters.




                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements made based on current management expectations pursuant to the "safe-harbor" provisions of the Private Securities Litigation Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that may affect the Company's business and its results of operations. These include, without limitation, risks relating to the Company's expansion strategy, risks of the Company's merchandising and filmed entertainment activities, the management of growth, risks of acquired companies, fluctuations in quarterly and annual operating results, accounting principles applicable to filmed entertainment, the release of filmed entertainment products and other factors discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and any other filings made by the Company with the Securities and Exchange Commission.


RECENT DEVELOPMENTS FOR THE COMPANY

On September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment Group, Inc. ("PM Entertainment"), a privately-owned producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as all media in international markets. The purchase price, contemplated by the Letter of Intent, consists of $10,000,000 in cash, a portion of which will be paid at closing. The completion of the transaction is anticipated prior to December 15, 1999, and is subject to the completion of a definitive agreement, formal due diligence and other customary conditions, including finalization of financing for the acquisition. There can be no assurance that the transaction and related financing will be obtained on terms acceptable to the Company or that the transaction will be completed as contemplated above.

On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company ("Kushner-Locke") pursuant to which the Company agreed to issue and sell 170,000 shares of its Series A Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase up to 2,400,000 shares of the Company's Common Stock for a total consideration of approximately $17,700,000 (the "1999 Refinancing"). On April 26, 1999, in connection with the issuance and sale of the Series A Preferred Stock and Warrants, the Company entered into a Registration Rights Agreement (the "1999 Agreement") with Michael
R. Burns, Roger A. Burlage, Al Checchi, Ken Slutsky and Kushner-Locke (the "Shareholders"). The 1999 Agreement gives the Shareholders certain demand and piggyback registration rights, commencing 18 months following the issuance and sale of the Series A Preferred Stock and the Warrants, to register the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants. The transactions contemplated by the Stock Purchase Agreement were consummated on April 26, 1999.

The 1999 Refinancing was oversubscribed, and, in order to enable the Company to realize the potential benefits of additional capital, the Company issued a note in the amount of $2,048,750 to Paul Guez (the `Note"). The Note accrued interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. As a result of shareholder approval of an increase in the authorized shares of Series A Preferred Stock and the conversion of the Note, the Company's Board of Directors approved the conversion of the Note on September 2, 1999 into 20,488 shares of Series A Preferred Stock (convertible into 303,518 shares of Common Stock) and warrants to purchase 144,618 shares of Common Stock. Subsequent to the issuance of Series A Preferred Stock to Mr. Guez, the Company has 190,488 shares of Series A Preferred Stock outstanding (convertible into an aggregate of 2,822,036 shares of Common Stock).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Results of Operations - The Company is in the early stages of developing new film products and formulating a corporate strategy regarding a range of business opportunities under its new permanent management, the results of which will not be realized until subsequent periods. The development of new revenue opportunities in the filmed entertainment area requires significant lead time. The number of projects expected to generate revenues in the near term is therefore limited and, accordingly, the Company expects foreseeable operating results to be adversely impacted.

Revenues - Net filmed entertainment revenues were $0 and a negative $2,295,000 in 1999 and 1998, respectively. The Company currently has several film entertainment projects in a variety of development stages, but the successful outcome of these projects can not be determined at this point in time. The 1998 quarter reflected an adjustment of $2,316,000 to reduce the Company's estimate of the lifetime profitability of the 1997 direct-to-video title "Casper, A Spirited Beginning." The Company's original forecast projected worldwide sales of approximately 5,000,000 units whereas actual sales to date reported during the quarter to the Company by the video's distributor approximated 4,500,000 units, necessitating the adjustment in the 1998 third quarter.

Net merchandising revenues were $117,000 and $1,174,000 in 1999 and 1998, respectively, a decrease of $1,057,000. The revenues in 1999 and 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, the majority of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program depends, in part, upon the attractiveness and future exploitation of the Harvey Classic Characters.

Net publishing revenues related to the Company's monthly magazine, approved for publishing by the Board of Directors in July 1998 during interim management's tenure, were $0 for the three month period ended September 30, 1999. There were no comparable sales in 1998. The publication of the magazine has ceased, resulting from new management's decision to focus on the Company's core entertainment business operations. The July 1999 issue was the last issue published for distribution.

Cost of Sales - Cost of sales related to filmed entertainment revenues were $7,000 and $24,000 in 1999 and 1998, respectively. The cost of sales related to filmed entertainment for 1999 and 1998 were low due to sparse activity in both periods. Amortization of the film library was $0 and $4,000 in 1999 and 1998, respectively. There was no amortization in the current quarter as there were no revenues derived from the film library, which is amortized in accordance with the individual film forecast method.

Merchandising cost of sales were $291,000 and $882,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the current quarter.

Publishing cost of sales were $0 and $70,000 in 1999 and 1998, respectively.

Selling, General and Administrative Expenses - Selling, general and administrative expenses ("SG&A") were $1,181,000 and $1,341,000 for 1999 and 1998, respectively, a decrease of $160,000. The decrease in SG&A is primarily due to lower costs incurred for consulting services in the current quarter and an overall decrease in other overhead expenses.

Depreciation and Amortization - Depreciation expense was $36,000 in both 1999 and 1998. Amortization of trademarks and copyrights was $25,000 in 1999 and $19,000 in 1998. Amortization of goodwill was $32,000 in both 1999 and 1998.

Other Income - Other income was $252,000 and $217,000 in 1999 and 1998, respectively. Other income in 1999 resulted from investment income from the sale of certain securities, and in 1998 the Company received a favorable settlement of litigation.

Stock Based Compensation - Stock based compensation was $76,000 and $169,000 in 1999 and 1998, respectively, related to the issuance of warrants to a consultant to the Company, for the three months ended September 30, 1999 and the issuance of options to Global Media during the three months ended September 30, 1998.

Income Taxes - Income tax benefit/(expense) was ($1,000) and $1,374,000 in 1999 and 1998, respectively. The current tax expense was the result of an assessment of additional income taxes for the 1997 tax year. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's loss. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $542,000 at the end of the current quarter.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues - Net filmed entertainment revenues were $0 and a negative $2,190,000 in 1999 and 1998, respectively. The 1998 year to date period reflected an adjustment of $2,316,000 to reduce the Company's estimate of the lifetime profitability of the 1997 direct-to-video title "Casper, A Spirited Beginning." The Company's original forecast projected worldwide sales of approximately 5,000,000 units whereas actual sales to date as reported during the quarter to the Company by the video's distributor approximated 4,500,000 units, necessitating the adjustment in 1998.

Net merchandising revenues were $911,000 and $2,349,000 in 1999 and 1998, respectively, a decrease of $1,438,000. The revenues in 1999 and 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and the licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program depends, in part, upon the attractiveness and future marketability of the Harvey Classic Characters.

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

Cost of Sales - Cost of sales relating to filmed entertainment revenues were $262,000 and $787,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to a decrease in filmed entertainment activity for the period. Amortization of the film library was $250,000 and $524,000 in 1999 and 1998, respectively. The amortization amount in 1999 reflects an additional estimated loss related to "Baby Huey's Great Easter Adventure", the live-action, direct-to-video produced in 1998, featuring the Company's classic character Baby Huey, and released in March 1999. The amortization amount in the 1998 period includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs based on the Company's business plan contemplated in 1998. Additionally, 1998 cost of sales included a $150,000 adjustment in the carrying value of certain video inventory.

Merchandising cost of sales were $1,031,000 and $1,742,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to a decrease in merchandising activity for the period.

Publishing cost of sales were $382,000 and $70,000 in 1999 and 1998, respectively.

Selling, General and Administrative Expenses - Selling, general and administrative expenses ("SG&A") were $4,474,000 and $5,569,000 for 1999 and 1998, respectively, a decrease of $1,095,000. The higher SG&A expenses in the 1998 period is primarily due to the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories, a $450,000 provision relating to the Company's prior participation interest in Universal Studio's Harvey-related merchandising business, and higher other overhead expenses.

Depreciation and Amortization - Depreciation expense was $144,000 and $102,000 in 1999 and 1998, respectively. Amortization of trademarks, copyrights and other was $78,000 in 1999 and $58,000 in 1998. Amortization of goodwill was $96,000 in both 1999 and 1998.

Other Income - Other income was $657,000 and $323,000 in 1999 and 1998, respectively. Other income in 1999 resulted from investment income from the sale of certain securities, and in 1998 the company received a favorable settlement of litigation.

Stock Based Compensation - Stock based compensation was $76,000 and $969,000 in 1999 and 1998, respectively, related to the issuance of warrants to a consultant to the Company, for the nine months ended September 30, 1999 and the issuance of options to Global Media during the nine months ended September 30, 1998.

Income Taxes - Income tax benefit/(expense) was ($1,000) and $3,542,000 in 1999 and 1998, respectively. The current tax expense was the result of an assessment of additional income taxes for the 1997 tax year. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income, and the tax effect of stock options exercised. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's losses. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $542,000 at the end of the current period.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,709,000 and $7,725,000 in 1999 and 1998, respectively. The reduction in cash used in operating activities was primarily due to the reduction of deferred tax liability and accounts receivable balances in 1998.

Net cash used in investing activities was $269,000 and $478,000 in 1999 and 1998, respectively. The decrease in cash used for investing activities was primarily due to less investment by the Company in its trademarks, copyrights and film library and purchase of less furniture and equipment in 1999.

Net cash provided by financing activities was $11,394,000 and $3,722,000 in 1999 and 1998, respectively. The cash provided by financing activities in 1999 resulted from the cash proceeds from the 1999 Refinancing and the issuance of a subordinated note payable as described below. The 1998 cash provided by financing activities resulted primarily from the exercise of employee stock options.

As a result of the 1999 Refinancing being oversubscribed, and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued a subordinated note (the "Note") in the amount of approximately $2,049,000. The Note accrued interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. As a result of shareholder approval at the Company's Annual Meeting of Shareholders' on August 17, 1999 of an increase in the authorized shares of Series A Preferred Stock and the conversion of the Note, the Company's Board of Directors approved the conversion of the Note on September 2, 1999 into 20,488 shares of Series A Preferred Stock (convertible into 303,518 shares of Common Stock) and warrants to purchase 144,618 shares of Common Stock.

The Company was party to a $2,500,000 revolving line of credit with City National Bank ("Bank") to provide funds for operations. The facility originally had a maturity date of March 31, 1999. On April 9, 1999, the bank extended the maturity of the debt to April 30, 1999 and amended the covenants such that the Company was in compliance at that date. The facility was secured by substantially all of the assets of the Company. On April 27, 1999 the entire outstanding balance of $2,013,000, inclusive of accrued interest through the date of payment, was paid off with the funds the Company received in connection with the 1999 Refinancing. The Company is currently in discussions with the Bank to renew or extend the credit facility. The Company is also in discussions with other financial institutions with respect to obtaining a permanent credit facility.

The 1999 Refinancing and conversion of the Note resulted in the issuance of a total of 2,689,236 Warrants to purchase shares of the Company's Common Stock, 1,344,618 of which were Investor Warrants and 1,344,618 of which were Management Warrants. Of the Investor Warrants granted, those granted to non-employees are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of the Common Stock. Management Warrants, and any Investor Warrants, granted to employees vest and become exercisable according to schedules set forth in their respective warrant agreements, and are exercisable at prices ranging from $9.00 to $12.00 per share of Common Stock. The Company accounts for stock issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", and Emerging Issues Task Force 96-18 ("EITF 96-18"). In accordance with SFAS 123 and EITF 96-18, the fair value of any Management Warrants granted in the future to non-employees will be measured either at the date of grant or the end of the reporting period, as appropriate. Based on the determination of the fair value of the Company's Common Stock, the Company may incur substantial non-cash charges to earnings in future reporting quarters.

On September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment Group, Inc., a privately-owned producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as all media in international markets. The purchase price, contemplated by the Letter of Intent, consists of $10,000,000 in cash, a portion of which will be paid at closing. The completion of the transaction is anticipated prior to December 15, 1999, and is subject to the completion of a definitive agreement, formal due diligence and other customary conditions, including finalization of financing for the acquisition. There can be no assurance that the transaction and related financing will be obtained on terms acceptable to the Company or that the transaction will be completed as contemplated above.

On April 26, 1999, the Company consummated the transactions contemplated by the Stock Purchase Agreement and received gross proceeds of approximately $17,700,000. In connection with such transactions, the Company incurred fees and expenses of approximately $1,900,000 and subsequently repaid the outstanding balance of approximately $2,013,000 on the Company's credit facility. In addition, the Company received additional capital of approximately $2,049,000 from the issuance of the Note on June 30, 1999.

Management believes that the Company's current and anticipated sources of working capital will provide adequate liquidity for the Company's operating financial needs for at least the next twelve months, subject to securing additional financing for the proposed PM Entertainment acquisition. In addition to the proposed acquisition of PM Entertainment noted above, from time to time the Company considers acquisition and investment possibilities, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings or on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings

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

Item 2   -  Changes in Securities and Use of Proceeds
            None

Items 3 and 4 are omitted as not applicable.

Item 5   -  Other Information
            None

Item 6   -  Exhibits and Reports and Form 8-K

Item 6 (a)- Exhibit 10.66    Employment Agreement dated as of October 4, 1999
                             between the Company and Glenn Weisberger

            Exhibit 10.67 Acquisition letter of intent dated September 24, 1999 between the Company and PM Entertainment Group, Inc.

            Exhibit 27       Financial Data Schedule (Electronic Filing Only)

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




                                        THE HARVEY ENTERTAINMENT COMPANY
                                        AND SUBSIDIARIES (Registrant)




November 12, 1999   /s/Ronald B. Cushey
                    ------------------------------------------------------------
                    Name: Ronald B. Cushey
                    Title:  Executive Vice President and Chief Financial Officer