Form 10KSB40
period 1999-12-31
HARVEY ENTERTAINMENT CO
filed 2000-04-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended DECEMBER 31, 1999

              [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-23000

                        THE HARVEY ENTERTAINMENT COMPANY
                 (Name of Small Business Issuer in its charter)

             CALIFORNIA                                  95-4217605
    (State or Other Jurisdiction               (IRS Employer Incorporation or
          of Organization)                            Identification No.)

                       11835 W. OLYMPIC BLVD., SUITE 550,
                          LOS ANGELES, CALIFORNIA 90064
               (Address of Principal Executive Offices) (Zip Code)

          Issuer's Telephone Number, Including Area Code: 310-444-4100

       Securities registered under Section 12(b) of the Exchange Act: NONE

                Securities registered under Section 12(g) of the
                                 Exchange Act:


                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to the Form 10-K SB: [X]

       State issuer's revenue for its most recent fiscal year: $1,538,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2000, a date within the past 60 days, is: $17,461,415.

State the number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2000: 4,186,941.

Transitional Small Business Disclosure Format:  Yes: [ ] No: [X]

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this report: None.

                           FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements with-in the meaning of
Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

o    our potential need for additional financing,
o our ability to successfully integrate the operations of PM Entertainment Group with those of the Company,
o    our ability to successfully implement our business strategy,
o our ability to increase the level of media exposure or popularity of our characters, resulting in increased revenues from products based on those characters,
o    the lack of consumer acceptance of new product introductions,
o    changing consumer preferences,
o the impact of competition and changes to the competitive environment on our products and services, and
o other factors detailed from time to time in our filings with the Securities and Exchange Commission.

     These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.   BUSINESS

                                  INTRODUCTION

GENERAL

     The Harvey Entertainment Company, together with its subsidiaries Harvey Comics, Inc., Baby Huey Productions, Inc. and Inferno Acquisition Corporation (the "Company") owns and exploits a library of widely recognized classic characters (the "Harvey Classic Characters") and other intellectual property assets, including a related film library of animated short features (the "Harvey Classic Library"). The roster of Harvey Classic Characters includes the following well-known characters:

                       o    Casper, the Friendly Ghost
                       o    Richie Rich
                       o    Baby Huey
                       o    Wendy, the Good Little Witch
                       o    the Ghostly Trio (Fatso, Stinkie and Stretch)
                       o    Hot Stuff

as well as Little Audrey, Little Lotta, Little Dot, Bunny, Herman and Katnip, Stumbo the Giant and Buzzy the Funny Crow among others. The Harvey Classic Library includes 274 six- to eight-minute animated short features, which in most cases star one or more of the Harvey Classic Characters.

     Effective as of April 3, 2000, the Company completed the acquisition of PM Entertainment Group Inc. ("PM Entertainment") to broaden the scope of the Company's entertainment operations. PM Entertainment is a producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as in all media in international markets. The financial results of PM Entertainment will be consolidated with those of the Company from the closing date of the acquisition forward. Unless expressly stated herein, references to the Company do not include the operations or financial results of PM Entertainment.

HISTORY

     The Company is the successor to Harvey Comics, Inc. ("Harvey Comics") which was founded in 1939 by the Harvey family. In the late 1950s Harvey Comics acquired rights to the popular Paramount Pictures cartoon stars Casper, Baby Huey, Little Audrey and many others. Harvey Comics was active during the 1950s and 1960s - the "golden age" of comics. However, as its founders retired in the early 1980s, the family-owned Harvey Comics became dormant. In 1989 the Company's predecessor purchased Harvey Comics to exploit its intellectual property.

     In 1990, the Company sold an approximately 20% equity share to an affiliate of Universal Studios, Inc. ("Universal") and entered into a merchandising and distribution agreement with Universal. In 1993, the Company completed its initial public offering of common stock. In 1994 and 1995, two motion pictures licensed by the Company were released by major studios featuring Harvey Classic Characters - Richie Rich (Warner Brothers) and Casper (Universal). In 1996, the weekly animated television series "Casper" premiered on Fox Kid's Network produced in conjunction with Universal Cartoon Studios (52 episodes produced during two seasons). In 1996 and 1997, the Company contracted with Saban Entertainment to produce two direct-to-video live action full-length "Casper" films and one direct-to-video live action full-length "Richie Rich" film.

     In addition, in order to exert more direct control over its character rights and merchandising activities, the Company reacquired from Universal control of substantially all merchandising and film rights, except certain of those relating to a Casper or Casper character motion picture produced or released by Universal, as further described below. The Company agreed to provide Universal an exclusive release window for the first sequel to the 1995 "Casper" movie, the right of First Refusal/First Negotiation for the first direct-to-video production featuring Casper after the release of any "Casper" sequel, and the right to exploit merchandising related to any Casper film produced by Universal.

     In 1997, the Company also terminated a license agreement with Marvel Comics and reacquired the right to publish, distribute and license comic books based upon the Harvey Classic Characters. From 1998 through August 1999, the Fox Family Channel ran a daily program entitled "Harvey Toons." In 1999, the Company also released its direct-to-video live action feature "Baby Huey's Great Easter Adventure" through Columbia-TriStar Home Video.

                               RECENT DEVELOPMENTS

EQUITY INFUSION

     In September 1998, the Company's board of directors engaged the investment-banking firm of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to the Company. DLJ agreed to assist the Company to evaluate and pursue strategic alternatives intended to maximize shareholder value. Such alternatives included the sale, merger, consolidation or recapitalization of the Company.

     On April 7, 1999, the Company entered into a Stock Purchase Agreement between the Company and Roger A. Burlage, Michael R. Burns, Ken Slutsky and The Kushner-Locke Company ("Kushner-Locke") pursuant to which the Company received approximately $11,644,000 in cash and approximately $6,226,000 in value of common stock of Kushner-Locke for newly-issued shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") and common stock purchase warrants (the "1999 Refinancing"). As the 1999 Refinancing was oversubscribed, the Company issued a subordinated convertible note in the amount of approximately $2,049,000 which was converted into additional Series A Preferred Stock and common stock purchase warrants on September 2, 1999. As part of the 1999 Refinancing, a new permanent management team took control of the Company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

CHANGE IN MANAGEMENT

     From March 23, 1998 until April 26, 1999 the Company was managed by Global Media Management Group, LLC ("Global Media"). Through a management services agreement with Global Media, the Company's Board retained the non-exclusive services of Anthony J. Scotti as the Company's Interim Chief Executive Officer and Interim President, and Michael S. Hope as the Company's Interim Chief Financial Officer. In April 1999, in connection with the 1999 Refinancing, Roger
A. Burlage became Chairman and Chief Executive Officer, Eric S. Mischel was appointed President and Chief Operating Officer and Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary.

     In April 1999, Roger A. Burlage and Michael R. Burns joined the Company's Board. Meyer Gottlieb was named to the Board in June 1999.

STRATEGIC ACQUISITION

     As noted above, on September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as all media in international markets. The PM Entertainment acquisition closed effective as of April 3, 2000. The purchase price consisted of $10,000,000, $6,500,000 of which was paid in cash at closing and the balance provided through the issuance by the Company of: (1) $1,450,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan in the amount of approximately $4,800,000. No financial results from the operations of PM Entertainment are included in the Company's accompanying Consolidated Financial Statements as of and for the years ended December 31, 1999 and 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CREDIT FACILITY

     Effective as of April 3, 2000 the Company entered into a new five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank ("Chase Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. The facility is secured by substantially all of the assets of the Company (including PM Entertainment) and replaces a $2,500,000 facility with City National Bank that expired in April 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The Company's principal executive offices are located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064; its phone number is (310) 444-4100.

                                    BUSINESS

     The Company's business strategy has historically involved exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and other ancillary markets. The acquisition of PM Entertainment will allow the Company to broaden its expansion into other entertainment industry markets. While the operations of PM Entertainment are new to the Company, the new management team has significant experience in the Company's expanded areas of entertainment activities.

FILMED ENTERTAINMENT

     Filmed entertainment includes direct-to-video films, television series and theatrical releases.

DIRECT-TO-VIDEO (HOME VIDEO)

     Direct-to-video productions are feature films released on video without a prior theatrical release. In 1996 and 1997, the Company contracted with Saban Entertainment ("Saban") to produce two direct-to-video live action full-length films featuring Casper and one direct-to-video live action full-length film featuring Richie Rich. During those years, the Company derived a substantial portion of its revenues from its direct-to-video licensing. While the Company in past years has co-produced direct-to-video product through agreements with third parties who bear the economic risks of production, the Company's new business plan is to produce and market direct-to-video products itself in order to capture a greater share of the potential profits of such products. However, in this regard, the Company is also assuming greater risk if the product ultimately is unsuccessful.

     "CASPER'S HAUNTED CHRISTMAS"

     In December 1999, the Company began production of a new direct-to-video animated computer generated full-length feature film featuring Casper. The anticipated home video release date is presently scheduled for November 2000. The Company is co-producing the film with Mainframe Entertainment Inc., a Canadian animation production company. Universal is serving as the exclusive domestic home video distributor and the Company is responsible for other domestic ancillary sales such as television, cable, and pay-per-view, and international licensing in all media.

     "BABY HUEY'S GREAT EASTER ADVENTURE"

     In November 1998, the Company's prior management completed production of a direct-to-video, live-action, full-length musical comedy film, "Baby Huey's Great Easter Adventure." The video was released through Columbia-TriStar Home Video in March 1999 to disappointing results and, based on preliminary estimates of the ultimate profitability of the title, the Company recorded losses of $3,000,000 and $250,000 in the fourth quarter of 1998 and first quarter of 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     "RICHIE RICH'S CHRISTMAS WISH"

     In November 1998 the Company released, through Warner Home Video, "Richie Rich's Christmas Wish," a feature-length live-action direct-to-video feature film based on the Harvey Classic Character Richie Rich. The Company co-produced the film with Saban Entertainment Inc. ("Saban"). Warner Home Video served as the exclusive worldwide home video distributor and Saban is responsible for worldwide ancillary sales such as television, cable, and pay-per-view. In addition, Saban retained distribution rights for the film in perpetuity.

     The co-production agreement for "Richie Rich's Christmas Wish" required Saban to bear production, manufacturing and marketing expenses, and allows the Company to share in net profits, if any, after Saban first recovers its marketing, production and distribution costs plus a distribution fee. The Company recognized a nonrefundable advance from Saban in 1997, but to date, the Company has not received any revenues from it share of net profits.

     "CASPER MEETS WENDY"

     In September 1998, the Company released, through Twentieth Century Fox Home Entertainment, "Casper Meets Wendy," a feature length, live-action, direct-to-video film, based on the Company's Casper and Wendy the Witch characters. The Company co-produced the film with Saban, who licensed the distribution rights for a fifteen year period. Twentieth Century Fox Home Entertainment is serving as the exclusive worldwide home video distributor and Saban is handling worldwide ancillary sales including broadcast television, cable and pay-per-view.

     As with "Richie Rich's Christmas Wish," the production agreement for "Casper Meets Wendy" required Saban to bear production, marketing and distribution expenses, and allows the Company to share in the net profits, if any, after Saban first recovers its costs plus a distribution fee. The Company recognized a nonrefundable advance from Saban in 1997, but to date has not received any revenues from its share of net profits.

     "CASPER, A SPIRITED BEGINNING"

     In September 1997, the Company released, through Twentieth Century Fox Home Entertainment, its first direct-to-video feature, "Casper, a Spirited Beginning," a co-production with Saban. The Company received a nonrefundable advance from Saban in 1996, and Saban obtained distribution rights in this project for a seven year period.

     The production agreement for "Casper, A Spirited Beginning" required Saban to bear production, marketing and distribution expenses and allows the Company to share in the net profits, if any, after Saban first recovers its costs. This agreement did not provide for Saban to receive any distribution fees. In 1997, based on shipments of videocassettes to date and the resultant lifetime profitability of the title, the Company recorded approximately $4,000,000 as its share of the net profits. Reports which the Company received from Saban during 1998 stated that

Saban had experienced a higher than expected return rate and had yet to recoup its costs and that the title may not generate net profits. As a result, in 1998 the Company reversed the amount of net profits which it had previously recognized in 1997 (which reversal includes a $1,675,000 loss on the title that was recorded in the fourth quarter of 1998). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has exercised its right to audit the books and records of Saban to review the accuracy of the reports which it has received. Pending the final outcome of the audit, the Company will not recognize any additional revenues from this title until such revenues appear certain.

FEATURE MOTION PICTURES

     Through its newly acquired subsidiary PM Entertainment, the Company will be expanding its operations into the lower budgeted feature film arena. The predecessor of PM Entertainment was an independent entertainment company that produced and distributed motion pictures into the domestic television and home video markets and into the international markets for all media. PM Entertainment's most valuable assets are its film library of approximately 150 motion picture titles and 74 episodes of television series, and its operating facilities, which comprise post production and sound stage locations. Financing of the productions will be done through the Company's new credit facility and supported by presales of certain distribution rights in the international and domestic markets.

TELEVISION

     HARVEY CLASSIC LIBRARY

     The Company owns the Harvey Classic Library, which consists of approximately 274 six- to eight-minute color cartoon shorts, of which 248 were originally created in the 1950's for theatrical exhibition. Portions of the library are currently broadcast in more than 25 countries worldwide. The Harvey Classic Library was restored, digitized, re-dubbed and re-scored by the Company in 1990, 1991 and 1997. As part of the restoration process, the Company created 65 half-hour episodes from the original 248 shorts and entitled them "Harveytoons." In 1994 and 1996, the Company added 13 animated shorts to its film library for each of the Baby Huey and Richie Rich characters. The Company aired re-packaged 65 half hour episodes of "Harveytoons" on the Fox Family Channel from September 1998 through August 1999.

     The Company has the right to use the original musical score to the original 248 shorts in the Harvey Classic Library, but Paramount Pictures retained certain ownership to that music. Paramount receives music performance royalties when the cartoons are shown publicly utilizing the original music score. The writers and publisher of the music receive performance royalties from BMI, which collects such royalties from broadcasters. When the Company created the Harveytoons episodes, certain foreign musical scores were created for which the Company owns all rights and interest.

     FOREIGN SALES

     In March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Library. The consulting agreement expired in February 1999 and the Company has not renewed it. Currently, the Company is establishing an in-house foreign sales staff to oversee the marketing and licensing of its product into the international markets. The acquisition of PM Entertainment will also provide the Company with an established international sales infrastructure that will be used to distribute the Company's product in foreign markets.

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

     In February 2000, the Company entered into a licensing and co-production agreement with Studio B Productions Inc. ("Studio B") for the worldwide development, production and exploitation of an unlimited number of episodes of a television series based on the Company's character "Wendy the Witch." The Company and Studio B will share certain of the production costs, territorial distribution, and net profits, as defined in the agreement.

THEATRICAL LICENSING

     In November 1999, the Company entered negotiations on a development agreement with Metro-Goldwyn-Mayer Pictures Inc. ("MGM"), whereby the Company is licensing the theatrical and certain ancillary and movie merchandising rights to MGM related to the Company's character "Bunny." Should MGM produce and release the theatrical motion picture the Company will receive an advance license fee and participate in certain profits of the motion picture and related revenues. There can be no assurance that MGM will produce the motion picture or that the Company will receive any future revenues from this agreement.

     In 1994 and 1995, two motion pictures licensed by the Company were released featuring Harvey Classic Characters -- Richie Rich (through Warner Brothers) and Casper (through Universal). As part of its distribution agreement with Universal the Company agreed to provide Universal an exclusive release window for the first sequel to the 1995 Casper movie, the right of first refusal/first negotiation for the first direct-to-video production featuring Casper after the release of any Casper sequel, and the right to exploit related movie merchandising. Theatrical motion pictures featuring Casper, the Friendly Ghost and Richie Rich were released in May 1995 and December 1994, respectively.

     To date, "Casper" and "Richie Rich" have generated reported worldwide box office gross receipts in excess of $307,000,000 and $80,000,000, respectively. While the Company received certain character movie licensing fees and merchandising participations for both features, it has not received revenues from its defined profit participations except for a payment from Universal received in 1997. There can be no assurance that the Company will receive any further profit shares from these films.

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

     Pursuant to a May 1997 amendment to the Company's 1990 distribution agreement with Universal and subsequent agreements with Universal, Universal has the exclusive right to initiate, develop and produce further Casper sequels. The agreement with Universal provides that the rights fees for the second and subsequent sequels will be negotiated in good faith and subject to resolution by arbitration. The Company agreed, if Universal makes certain payments to the Company, to a "window" around the theatrical release of any Casper sequel during which time the Company would not permit the initial release of any other Casper filmed entertainment product. Universal has, to date, failed to make any such payments and there are no assurances that Universal will make any such future protection payments. Universal also has certain rights to other pictures in which Casper may make a "guest appearance," and first negotiation rights for pictures involving other characters appearing in the Casper pictures. In May 1997, the Company reimbursed Universal for the unrecouped costs for its restoration of the Harvey Classic Video Library, the rights to which then reverted to the Company.

     As stated above, Universal holds the right to produce and release Casper theatrical feature films. Universal is required to give the Company notice on February 15 of the year before it wishes to release a Casper theatrical feature film that it has either approved a script or commenced pre-production on such film, triggering a limited fixed payment obligation to the Company. On February 17, 1999, Universal advised the Company that it had not met either condition but that it was reviewing a script for potential approval. In the event of such approval, Universal would likely request an extension from the February 15 notice date once such approval was received to trigger a period of certain exclusive rights in favor of Universal. There can be no assurance that Universal will actually request such extension or produce or release a Casper feature film in 2000 or at any time in the future.

     In January 2000, the theatrical sequel rights to the "Richie Rich" character reverted back to the Company from Warner Brothers. The Company is currently in development on a new feature film based on this character.

MERCHANDISING

     In March 2000, the Company appointed Felix the Cat Productions, Inc.("FTCP"), as its exclusive licensing agent for Latin America. The agreement covers all of the Company's characters and is for a term of seven and one-half years. FTCP is a fully integrated family oriented entertainment company that manages a roster of trademark characters in all areas of entertainment including new technologies, television animation production and distribution, publishing, licensing and merchandising worldwide.

     In May 1997, the Company reacquired from Universal control of all merchandising rights (except those relating to a Casper or Casper character motion picture produced or released by Universal) and rights of first negotiation/first refusal and first negotiation for the merchandising use of the Harvey Classic Characters (other than certain limited rights to Casper, Casper characters and new characters appearing in the Casper movie) in partial consideration for the Company providing Universal an exclusive release window for the first sequel to the Casper movie, a first negotiation/first refusal right with respect to the first direct-to-video production featuring Casper after the release of any Casper sequel, and the right to exploit related merchandising.

     In October 1996, the Company established an in-house consumer products department to manage its reacquired merchandising rights. Since that time the Company has focused on increasing its merchandising revenues. However, the level of merchandising activities is dependent, in part, on the level of product releases and has, resultantly, been minimal for the 1998 and 1999 years as a result of the lack of entertainment product. The Company cannot ascertain at this time whether its merchandising strategy will ultimately be successful.

PUBLISHING

     In November 1998, prior management launched Harvey, the Magazine for Kids(C), a monthly magazine targeted for children four to ten years of age, with an initial print run of 200,000. Warner Publisher Services and Diamond Comic Distributors, Inc. domestically distributed the magazine. As a result of new management's decision to focus on the Company's core entertainment business operations, the publication of the magazine ceased with the July 1999 issue.

LOCATION-BASED FAMILY ENTERTAINMENT

     In November 1999, the Company announced an agreement with Landmark Entertainment Group ("Landmark"), whereby Landmark was granted certain exclusive worldwide rights to develop themed attractions based on the characters in the Company's classic character library. Initially, Landmark plans to develop a mini-theme park concept that will incorporate the Company's characters and be designed as location-based entertainment centers. This agreement excludes certain theme park rights to the character "Casper", which are controlled by Universal. Landmark will develop conceptual design and feasibility studies and may seek financing and/or real estate development partners for theme parks around the world. There can be no assurance that Landmark will develop the theme parks or that the Company will receive any future revenues from this agreement.

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

INTERNET ACTIVITIES

     The Company has recently developed an online presence for the Company's events, characters, products and strategic alliances through the Company's "Harvey.com" website. In addition, as highlighted below, the Company is actively pursuing increasing its exposure and operating opportunities through a variety of Internet related activities.

     The Company entered into an animation licensing agreement in March 2000 with LearningSoft Corporation ("LearningSoft") whereby the Company licensed the rights to the Company's characters "Casper", "The Ghostly Trio", "Richie Rich" and certain related characters to LearningSoft for a three year period. LearningSoft provides state-of-the-art educational computer gaming experiences to the Latin American market, with collateral opportunities in Spanish and Portuguese-language markets worldwide. The Company received a license fee in connection with the agreement in the form of a warrant to purchase certain amounts of LearningSoft common stock at a stated price over a ten year period.

     In February 2000, the Company entered into an animation licensing agreement with Tutornet.com, Inc. ("Tutornet") whereby the Company licensed the rights to the Company's character "Richie Rich" to Tutornet for a three year period. Tutornet provides online, real-time tutoring services over the Internet. The Company received a license fee in connection with the agreement and obtained an option to purchase certain amounts of Tutornet common stock at a stated price over a twenty four month period.

     The Company announced in October 1999 that it had entered into an agreement with Spumco Inc. ("Spumco") for the production of cartoons containing certain of the Company's characters specifically for the Internet. Spumco, the creators of "The Ren & Stimpy Show", will initially distribute the cartoons on their online cartoon network, and subsequently over the Company's website.

     There can be no assurance that the Tutornet, Spumco or any other Internet agreements or activities will provide the Company with any future revenues other than the initial license fees.

FASHION ACTIVITIES

     In February 2000, the Company announced the completion of a preliminary joint venture agreement entered into in June 1999, to establish Harvey Fashion LLC. The new company is responsible for manufacturing, selling and marketing a complete apparel collection based on the Company's characters. The investment by the Company is limited to an initial capital outlay and the contribution of its characters for use by the joint venture, and will share in certain profits, as defined, of the operations of the joint venture.

INTELLECTUAL PROPERTY ASSETS

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

     In December 1999, the Company received a notice from the heirs of the Oriolo family (the "Oriolo Heirs"), attempting to revoke the Company's rights in the Casper character. The Company believed that the claim was without merit and vigorously defended itself by filing a counterclaim against the Oriolo Heirs. In March 2000, the parties to the dispute entered into a settlement agreement whereby the Oriolo Heirs reaffirmed the Company's exclusive ownership rights to the copyright and trademark to the Casper character in perpetuity.

     From time to time, claims have been asserted against the Company alleging that the Casper character may have fallen into the public domain and thus can be freely used and exploited by anyone. However, those claims have not prevailed.

COMPETITION

     Competition is intense in the filmed entertainment, merchandising and animation industries in which the Company operates. The Company's licensed products compete with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies. The Company believes that its principal competitors include The Walt Disney Company, Warner Brothers, Fox Kids Worldwide, Henson Productions and Nickelodeon, all of which have children's networks and far greater resources and distribution capabilities than the Company.

EMPLOYEES

     The Company and PM Entertainment employ approximately 25 and 37 persons, respectively, on their full-time staffs. For the Company's and PM
Entertainment's filmed entertainment productions, the Company and PM Entertainment have hired independent contractors or production facilities for creative work on an as-needed basis. None of the Company's or PM Entertainment's employees are represented by a union and the Company and PM Entertainment believe relations with their employees are good.

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

     OPERATING LOSSES. For the fiscal years ended December 31, 1999 and 1998 the Company experienced significant operating losses. Such losses are expected to continue into the 2000 year as a result of the lack of product for release in the entertainment media and minimal activity in the Company's licensing and merchandising areas. There can be no assurance that the Company can achieve its business plan, and operating losses may continue into the future. The inability of the Company to generate operating profits will result in a material adverse affect on the Company and may restrict its ability to continue as a going concern.

     ABSENCE OF PRODUCT SLATE. As a result of the operating inactivity of the Company throughout the 1999 and 1998 periods during which the Company was evaluating various strategic alternatives, exploring sources of capital investment and seeking permanent management, the

Company currently has a minimal amount of new programs or products involving Harvey Characters scheduled for release. This absence of product will have a material adverse effect on the Company's results of operations for the foreseeable future. In addition, management's business plan, even if implemented, contemplates that the Company will produce direct-to-video products for its own account (as opposed to licensing third parties in consideration of an advance and potential royalty). This strategy maximizes upside potential for the Company in the exploitation of its characters, but it also subjects the Company to greater risk if the products are not successful.

     RISKS RELATED TO THE FILMED ENTERTAINMENT INDUSTRY. The acquisition of PM Entertainment provides the Company with additional risks not previously encountered. Motion picture production and distribution is highly speculative and inherently risky. The production, completion and distribution of motion pictures are subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive motion pictures. The Company and PM Entertainment can give no assurances that their filmed entertainment production and release goals will be met in any period or that completion of production will occur in accordance with the anticipated budget or schedule. There is a risk that some or all of the Company's and PM Entertainment's motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

     Motion picture production, acquisition and distribution are highly competitive businesses. The Company and PM Entertainment compete with major studios, other independent motion picture and television companies, large diversified entertainment conglomerates and others. Some of the Company's and PM Entertainment's competitors are entities that are part of larger, diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide means of distributing their products and stable sources of earnings to offset fluctuations in the financial performance of their motion picture and television operations.

     The Company's and PM Entertainment's operations depend on its ability to obtain sufficient financing. In particular, motion picture production and distribution activities require the upfront expenditure of substantial funds, while revenues relating to films and programs are typically not generated for some period of time after these expenditures and may be received over an extended period of time. The Company and PM Entertainment intend to finance these expenditures through a combination of cash on hand, borrowings under the new credit facility, presales of certain distribution rights in certain territories and a variety of third party financing arrangements. Borrowings under the Company's credit facility and other financing arrangements are subject to continuing satisfaction of specific covenants and conditions. There can be no assurance that the Company and PM Entertainment will be able to obtain the required financing or that any financing obtained will be on terms satisfactory to the Company.

     The entertainment industry in general, and the motion picture industry in particular, continues to undergo significant changes, primarily due to technological developments, shifting consumer tastes and the popularity and availability of other forms of entertainment. As a result, it is impossible to predict the overall effect these factors will have on the operations of the Company.

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

     MERCHANDISING ACTIVITIES. Prior to May 1997, the Company relied upon Universal to merchandise the Harvey Classic Characters. In 1997 the Company began merchandising the Harvey Classic Characters for its own account and hired new personnel to handle such activities. There can be no assurance that the Company, despite its additions to staff and related overhead, will be able to promote and compete effectively in the merchandising marketplace. To the extent the Company performs merchandising functions internally, there can be no assurance that its merchandising revenues will increase or be sufficient to defray the additional costs associated with its new merchandising efforts. In addition, the level of merchandising activities is dependent, in part, on the level and success of filmed entertainment product releases.

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

     RELIANCE ON MAJOR DISTRIBUTORS/SELF-DISTRIBUTION. Historically, the Company relied on a single foreign distributor for sales of the Harvey Classic Library. In November 1997, the Company's prior agreement for the Harvey Classic Library with its foreign distributor expired and in March 1998, the Company hired a foreign distribution consultant based in London to assist with and oversee foreign sales of the Harvey Classic Library. Such foreign consulting agreement was not renewed upon its expiry in February 1999, and the Company is pursuing establishing an in-house foreign sales division tied to the PM Entertainment international sales infrastructure. With respect to its direct-to-video productions, with certain exceptions, the Company is free to contract with any distributor in connection with a given production. The Company's establishment of internal sales and distribution operations and the nature of its relationships with its distributors could adversely affect the Company's results of operations, financial condition and cash flow.

ITEM 2. PROPERTIES

     The principle offices of the Company consist of approximately 14,000 square feet of general office space located in West Los Angeles, California. The Company has entered into a seven-year lease for such office space with an option to renew the facilities for a five-year period. Approximately 3,000 square feet of the office space is being subleased to Harvey Fashions LLC. The Company also leases approximately 3,000 square feet of office space in Century City (Los Angeles), California pursuant to a five year lease entered into in August 1996, and approximately 9,000 square feet of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has subleased the Century City office space to an unaffiliated third party through October 2000, approximately 6,000 square feet of the Santa Monica space to an unaffiliated person through January 31, 2001, and approximately 3,000 square feet of the Santa Monica space to a subsidiary of Universal through September 30, 2001. The Company's principal business address is 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064.

     The principle offices of PM Entertainment consist of approximately 120,000 square feet of general office, post production and sound stage facilities located in Sunland, California. In connection with the acquisition of PM Entertainment, the Company entered into a two year lease of the premises with an option to purchase the facility and surrounding property. PM Entertainment's principle business address is 9545 Wentworth Street, Sunland, California 91040.

ITEM 3. LEGAL PROCEEDINGS

REALTY TRUST ADVISORS, INC. V. THE HARVEY ENTERTAINMENT COMPANY.

     On December 31, 1997, Realty Trust Advisors, Inc. ("RTA") filed suit against the Company in Los Angeles Superior Court seeking damages arising out of the alleged failure of the Company to pay certain commissions. On May 11, 1998 the Company filed a demurrer and a motion to strike the fraud and punitive damage portions of the first amended complaint, which were granted. In August 1998, RTA unsuccessfully sought relief from that order in the court of appeal. On or about July 9, 1998, the Company filed an answer to the first amended complaint and a cross-complaint against RTA and its principal, Anne Keshen, for fraud and declaratory relief. RTA filed a demurrer and a motion to strike the fraud and punitive damage portions of the Company's cross-complaint, which was denied. On July 1, 1999, the parties to the above actions entered into a Settlement Agreement and Mutual Release and executed a dismissal with prejudice of the entire action. The Company's defense and prosecution costs of this matter were covered in their entirety by its insurer.

     In December 1999, the Company received a notice from the heirs of the Oriolo family (the "Oriolo Heirs"), attempting to revoke the Company's rights in the Casper character. The Company believed that the claim was without merit and vigorously defended itself by filing a counterclaim against the Oriolo Heirs. In March 2000, the parties to the dispute entered into a settlement agreement whereby the Oriolo Heirs reaffirmed the Company's exclusive ownership rights to the copyright and trademark to the Casper character in perpetuity.

     The Company is not currently involved in any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICES

     The Company's common stock, no par value (the "Common Stock") trades on The Nasdaq Stock Market, Inc. under the symbol HRVY. Prior to December 5, 1994, the Common Stock traded on the Nasdaq SmallCap Market. The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the Common Stock.


QUARTERLY PERIOD                                                        HIGH         LOW
----------------                                                        ----         ---
Fiscal year ended December 31, 1998:
         First Quarter...........................................     $15.25       $9.37
         Second Quarter..........................................      14.50        8.75
         Third Quarter...........................................      10.63        5.00
         Fourth Quarter..........................................       9.75        7.00

Fiscal year ended December 31, 1999:
         First Quarter...........................................       8.25        4.38
         Second Quarter..........................................       8.25        4.75
         Third Quarter...........................................       6.38        2.88
         Fourth Quarter..........................................       7.14        3.63

Fiscal year ended December 31, 2000:
         First Quarter ..........................................       6.00        3.13
         Second Quarter (through April 5, 2000)..................       4.19        3.88


HOLDERS

     As of April 5, 2000, there were approximately 156 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never paid cash dividends on the Common Stock, and provisions in the Company's revolving credit facilities have in the past, and will continue in the future to, prohibit the payment of dividends. The Board of Directors expects that the Company will continue to retain any future earnings for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 1997, the Company issued two warrants to purchase Common Stock at an exercise price of $10.00 per share to Arnhold and S. Bleichroeder, Inc. as compensation for investor relations and other related services. The first warrant, for 25,000 shares, for services to the Company in 1997 vested immediately and is exercisable at any time through January 16, 2002. The second warrant, also for 25,000 shares, vested upon the Company's request that Arnhold and S. Bleichroeder perform services for calendar year 1998 and is exercisable through January 16, 2003.

     In January 1997, the Company issued two warrants to purchase Common Stock at an exercise price of $10.00 per share to Michael Doherty on terms similar to those provided to Arnhold and S. Bleichroeder. At the time of issuance, Mr. Doherty was an advisor to the Company and a former employee of Arnold and S. Bleichroeder. Mr. Doherty is presently a director of the Company. The first warrant, for 25,000 shares, vested immediately and is exercisable at any time through January 16, 2002. The second warrant, also for 25,000 shares, vested upon Mr. Doherty's rendering of services to the Company in 1998 and is exercisable at any time through January 16, 2003.

     Upon entering into the management services agreement in March 1998, the Company issued three warrants to purchase an aggregate of 200,000 shares of Common Stock, each of which vested upon issuance, may be exercised by the holder at any time through March 23, 2003 and has a strike price of $12.75 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the warrants were authorized). The first warrant, for a total of 155,200 shares of the Company's Common Stock, was issued to Anthony J. Scotti as compensation for services to be rendered as the Company's Interim Chief Executive Officer. The second warrant, for a total of 38,800 shares of the Company's Common Stock, was issued to Michael S. Hope as compensation for services to be rendered as the Company's Interim Chief Financial Officer. The third warrant, for a total of 6,000 shares of the Company's Common Stock, was issued to Leonard Breijo of Global Media as compensation for services to be rendered as head of business affairs of the Company. In addition, the Company granted to Messrs. Scotti, Hope and Breijo fully vested options to purchase an aggregate of 50,000 shares of Common Stock pursuant to the terms of the Company's 1997 stock option plan at an exercise price of $12.69 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the options were authorized).

     On July 22, 1998, in connection with an extension of the term of their services, the Company granted to Messrs. Scotti, Hope and Breijo fully vested options to purchase an aggregate of 100,000 shares of Common Stock pursuant to the terms of the Company's 1997 stock option plan at an exercise price of $9.63 (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the options were authorized).

     The 1999 Refinancing and conversion of the convertible note resulted in the issuance of a total of 190,488 shares of the Company's Series A Preferred Stock, par value $100, and 2,689,236 Warrants to purchase shares of the Company's common stock. Of the Warrants issued, 1,344,618 were Investor Warrants and 1,344,618 were Management Warrants. The Investor Warrants granted are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of common stock. Management Warrants granted vest and become exercisable according to schedules set forth in their respective warrant agreements, and are exercisable at prices ranging from $9.00 to $12.00 per share of common stock. Terms of the Investor and Management Warrants provide for expiration dates from 2005 through 2007.

     On April 26, 1999, the Company consummated the transactions contemplated by the Stock Purchase Agreement and received gross proceeds of approximately $17,900,000, of which approximately $6,226,000 represented value of Kushner-Locke common stock. In connection with such transactions, the Company incurred fees and expenses of approximately $1,900,000 and subsequently repaid the outstanding balance of approximately $2,013,000 on the Company's then existing credit facility. In addition, the Company received additional capital of approximately $2,049,000 from the issuance of the note payable on June 30, 1999. The proceeds from the transactions will be used to fund the Company's filmed production and acquisition activities and for general working capital purposes.

     The Series A Preferred Stock bears a dividend rate of 7% ($7 per share) per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year. At the Company's election, the quarterly dividend may be paid either in cash or additional shares of Series A Preferred Stock. For the quarterly dividends due on June 30, September 30 and December 30, 1999, the Company elected to pay such dividends in additional shares of Series A Preferred Stock resulting in an the accrual for the issuance of an additional 8,664 shares of Series A Preferred Stock at December 31, 1999.

     The Series A Preferred Stock ranks senior to all other classes of stock of the Company. The Series A Preferred Stock is convertible into 2,950,370 shares of Common Stock of the Company at December 31, 1999. The number of shares into which the Series A Preferred Stock is convertible was determined by dividing the approximate $19,048,000 liquidation preference plus accrued dividends of approximately $866,000 of the Series A Preferred Stock by $6.75, which is the Series A Preferred Stock's stated conversion price. Holders of the Series A Preferred Stock are entitled to vote with the holders of Common Stock generally with each share entitled to as many votes as the number of shares of Common Stock into which it may be converted, and are entitled to elect two directors to the Company's Board of Directors. The Series A Preferred Stock may be redeemed by the Company at its liquidation amount (as defined) five years from the issue date, and by the holders of the Series A Preferred Stock in certain circumstances upon the event of a consolidation, merger or business combination of the Company with another corporation, whereby the Company is not the surviving entity.

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

CONSOLIDATED STATEMENT OF OPERATIONS


                                                  Year Ended December 31,
                                              ------------------------------
                                                   1999            1998
                                              ------------     ------------
Merchandising revenues                        $  1,385,000     $  2,183,000
Publishing revenues, net of returns                129,000           90,000
Filmed entertainment revenues                       24,000       (3,842,000)
                                              ------------     ------------

Total operating revenues                         1,538,000       (1,569,000)

Cost of sales                                      727,000        1,056,000
Selling, general &
  administrative expenses                        6,554,000        8,306,000
Depreciation and
  amortization                                   2,655,000        3,868,000
Equity based charges                               108,000          969,000
                                              ------------     ------------
Loss from operations                            (8,506,000)     (15,768,000)
Other income/(loss)                                (48,000)         331,000
                                              ------------     ------------
Loss before income taxes                        (8,554,000)     (15,437,000)
Income tax benefit/(provision)                      (3,000)       4,199,000
                                              ------------     ------------
Net loss                                        (8,557,000)     (11,238,000)
Preferred stock dividends and deduction
  for beneficial conversion feature             (3,029,000)             -0-
                                              ------------     ------------
Net loss applicable to common stockholders    $(11,586,000)    $(11,238,000)
                                              ------------     ------------

Basic net loss per share                      $      (2.77)    $      (2.77)
                                              ============     ============
Diluted net loss per share                    $      (2.77)    $      (2.77)
                                              ============     ============

RESULTS FROM OPERATIONS

Fiscal Year 1999 Compared to Fiscal Year 1998

     The number of projects generating revenues in 1999 has been limited and, accordingly, the Company's operating results have been and will be adversely impacted in contrast to prior periods. The Company's newly formulated business plan is in the process of being implemented. Thus any possible results will not be realized until subsequent periods, if ever.

     The Company is in production on one animated direct-to-video featuring the Company's classic character Casper entitled "Casper's Haunted Christmas." Development and production of all other new products of the Company are subject to financing and distribution alternatives. The Company has continued to develop and exploit its licensing and merchandise rights for the Company's portfolio of classic characters.

REVENUES

     Net merchandising revenues were $1,385,000 and $2,183,000 in 1999 and 1998, respectively, a decrease of $798,000. The revenues in 1999 and 1998 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters and licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, a substantial portion of the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters or the potential acquisition of new characters.

     Net publishing revenues related to the Company's new monthly magazine were $129,000 in 1999 and $90,000 1998. Publishing sales were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also included sales of advertising space and subscriptions to the Company's new magazine. The publication of the magazine was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations.

     The Company's net filmed entertainment revenues were $24,000 in 1999 compared to a negative $3,842,000 in 1998. The 1998 revenues reflects an adjustment of $3,991,000 to reduce the Company's estimate of the lifetime profitability of the 1997 direct-to-video title "Casper, A Spirited Beginning." The Company's original forecast of worldwide sales exceeded actual sales as reported to the Company by the video's distributor, necessitating the adjustment in the 1998 period. Based on the report by the video distributor, the realization of overages beyond the original advance on this title would be contingent upon the completion of a successful participation audit of the distributor's books and records. Although a second direct-to-video title, "Casper Meets Wendy", was released on September 22, 1998, the Company does not expect that it will record additional revenues on that title beyond the non-refundable advance of $3,300,000 received in 1997 until such time (if at all) as the actual shipments indicate that the Company's profit participation will exceed the advance. The Company entered into an agreement with Columbia TriStar Home Video, Inc. ("Columbia") for the distribution of "Baby Huey's Great Easter Adventure" which was released in March 1999.

COST OF SALES

     Merchandising costs of sales were $334,000 and $584,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to a decrease in merchandising activity in 1999.

     Publishing costs of sales were $384,000 in 1999 and $373,000 in 1998.

     Costs of sales relating to filmed entertainment revenues were $9,000 and $99,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to a decrease in filmed entertainment activity for the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $6,554,000 and $8,306,000 for 1999 and 1998, respectively, a decrease of $1,752,000. The decrease in selling, general and administrative expenses in 1999 is primarily due to lower costs incurred for consulting services throughout the year and an overall decrease in other overhead expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation expense was $187,000 and $161,000 in 1999 and 1998, respectively. The increase in depreciation was due to additions of leasehold improvements and furniture, fixtures and equipment in 1999. Amortization of the film library was $2,232,000 and $3,516,000 in 1999 and 1998, respectively. Included in the 1999 film amortization amount is approximately $2,000,000 related to additional amortization recorded to adjust the carrying book value of certain film properties to their net realizable values as of December 31, 1999. The film amortization amount in 1998 includes the recognition of an approximately $3,000,000 estimated loss related to "Baby Huey's Great Easter Adventure" and write-offs of $500,000 of product development costs capitalized in 1997 due to uncertainties concerning the recoverability of such costs. Amortization of trademarks, copyrights and other was $106,000 in 1999 and $61,000 in 1998. Amortization of goodwill was $130,000 in both 1999 and 1998.

EQUITY BASED CHARGES

     Equity based charges were $108,000 and $969,000 in 1999 and 1998, respectively, related to the issuance of warrants to consultants to the Company.

OTHER INCOME

     Other income/(loss) was $(48,000) and $331,000 in 1999 and 1998, respectively. Other losses in 1999 resulted primarily from interest income of $252,000, offset by interest expense of $81,000, and $219,000 in currency exchange losses and costs related to the purchase of certain investment securities. In 1998, other income resulted from the favorable settlement of litigation involving the Company of $149,000 and interest income of $241,000, offset by interest expense of $59,000. Interest expense in 1999 and 1998 represented annual loan fees and borrowings under the Company's line of credit. See "Liquidity and Capital Resources."

INCOME TAXES

     Income tax benefit/(provision) was $(3,000) and $4,199,000 in 1999 and 1998, respectively. The current tax expense was the result of an assessment of additional income taxes for the 1997 tax year and current minimum state taxes due. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income, and the tax effect of stock options exercised. A valuation allowance was established in 1998 to reduce deferred income tax assets to the amount expected to be realized. At the end of 1999, an additional valuation allowance was established to offset the benefit generated by current year's losses. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $540,000 at the end of the current period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6,469,000 and $8,469,000 in 1999 and 1998, respectively. The reduction in cash used in operating activities was primarily due to the collection of accounts receivable balances and the reduction of deferred tax liability balances from 1998.

     Net cash used in investing activities was $522,000 and $684,000 in 1999 and 1998, respectively. The decrease in cash used for investing activities was primarily due to less investment by the Company in its trademarks and copyrights in 1999.

     Net cash provided by financing activities was $12,365,000 and $3,288,000 in 1999 and 1998, respectively. The cash provided by financing activities in 1999 resulted from the cash proceeds from the 1999 Refinancing and the issuance of a subordinated note payable as described below. The 1998 cash provided by financing activities resulted primarily from the exercise of employee stock options.

     As a result of the 1999 Refinancing being oversubscribed, on June 30, 1999 the Company issued a subordinated convertible note (the "Note") in the amount of approximately $2,049,000. The Note accrued interest at an annual rate of 7%, payable quarterly on the last day of each March, June, September and December, commencing on June 30, 1999. As a result of shareholder approval at the Company's Annual Meeting of Shareholders' on August 17, 1999 of an increase in the authorized shares of Series A Preferred Stock and the conversion of the Note, the Company's Board of Directors approved the conversion of the Note on September 2, 1999 into 20,488 shares of Series A Preferred Stock (convertible into 303,518 shares of Common Stock) and investor warrants to purchase 144,618 shares of Common Stock.

     The Company was party to a $2,500,000 revolving line of credit with City National Bank ("Bank") to provide funds for operations. The facility originally had a maturity date of March 31, 1999. On April 9, 1999, the Bank extended the maturity of the debt to April 30, 1999 and amended the covenants such that the Company was in compliance at that date. The facility was secured by substantially all of the assets of the Company. On April 27, 1999 the entire outstanding balance of $2,013,000, inclusive of accrued interest through the date of payment, was paid off with the funds the Company received in connection with the 1999 Refinancing. The Company was in discussions with the Bank to renew or extend the credit facility, but such discussions were not pursued and the facility expired.

     Effective as of April 3, 2000 the Company entered into a new five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank (the "Chase Credit Facility") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Chase Credit Facility are limited to $15,000,000 until additional participant lenders are added to the Chase Credit Facility, at which time the borrowings available will be increased to a maximum of $25,000,000. Borrowings under the Chase Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are secured by substantially all of the assets of the Company and PM Entertainment. Outstanding borrowings under the Chase Credit Facility will bear interest at the rate of either 1.5% per annum above the prime rate (as defined) or 2.5% per annum above the London Interbank Offered Rate ("LIBOR"), at the Company's election, payable monthly. The Chase Credit Facility requires the Company to meet certain financial ratios.

     On September 24, 1999, the Company signed a letter of intent for the acquisition of all of the outstanding stock of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as all media in international markets. The closing of the PM Entertainment acquisition occurred effective as of April 3, 2000. The purchase price consisted of $10,000,000, $6,500,000 of which was paid in cash at closing and the balance provided through the issuance by the Company of: (1) $1,450,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan in the amount of approximately $4,800,000. PM Entertainment operates out of a 120,000 square foot office, production and post-production facility located just outside the Los Angeles area. As part of the PM Entertainment acquisition, the Company has entered into a two-year lease arrangement with a purchase option for the facilities. No financial results from the operations of PM Entertainment are included in the Company's accompanying Consolidated Financial Statements as of and for the years ended December 31, 1999 and 1998. In accordance with the Accounting Principles Board Opinion No. 16 ("APB 16"), this acquisition will be accounted for under the purchase method of accounting.

     On April 26, 1999, the Company consummated the transactions contemplated by the Stock Purchase Agreement and received gross proceeds of approximately $17,900,000. In connection with such transactions, the Company incurred fees and expenses of approximately $1,905,000 and subsequently repaid the outstanding balance of approximately $2,013,000 on the Company's credit facility. In addition, the Company received additional capital of approximately $2,049,000 from the issuance of the Note on June 30, 1999.

     Management believes that the Company's current and anticipated sources of working capital will provide adequate liquidity for the Company's operating financial needs for at least the next twelve months. In addition to the acquisition of PM Entertainment noted above, from time to time the Company considers acquisition and investment possibilities, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings or on terms acceptable to the Company.

INFLATION AND SEASONALITY

     Inflation has not been material to the Company during the past five years.

YEAR 2000

     The Company utilizes various computer software packages as tools in running its operations, and would suffer material adverse consequences if those systems malfunctioned due to year 2000 issues. Management believes it has implemented any necessary vendor upgrades and modifications to ensure continued functionality with respect to the software problems associated with the year 2000. Management did not incur material incremental costs, or dedicate significant Company resources in 1999, to become year 2000 compliant and does not believe any of the Company's internal systems suffered any material year 2000 compliance problems. The Company's customers and vendors, or potential customers and vendors, may be affected by year 2000 issues that may, in part, cause a delay, reduction or cancellation of vendor, retailer or customer activities. The Company has not developed a contingency plan related to the failure of its, or a third party's, year 2000 remediation efforts.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


ITEM 7. FINANCIAL STATEMENTS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                       PAGE
                                                                       ----

REPORT OF INDEPENDENT ACCOUNTANTS                                    F-2 to F-3


CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE
YEARS ENDED DECEMBER 31, 1999 AND 1998

Consolidated Balance Sheets                                          F-4 to F-5

Consolidated Statements of Operations                                   F-6

Consolidated Statements of Stockholders' Equity                         F-7

Consolidated Statements of Cash Flows                                F-8 to F-9

Notes to Consolidated Financial Statements                          F-10 to F-21


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                         F-22

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Harvey Entertainment Company:


In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Harvey Entertainment Company and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 7 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 30, 2000

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Harvey Entertainment Company:


We have audited the accompanying consolidated balance sheet of The Harvey Entertainment Company and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 7. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements as of December 31, 1998 have been prepared assuming that the Company will continue as a going concern. The Company's loss from operations, negative cash flows, limited cash balance and lack of available credit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Los Angeles, California
April 9, 1999

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     Years Ended December 31,
                                                                              --------------------------------------
ASSETS                                                                             1999                     1998
                                                                               -------------            ------------
  Cash and cash equivalents                                                     $ 5,825,000             $    451,000

  Marketable securities                                                           2,037,000                        -

  Accounts receivable, net of allowance for doubtful accounts
    of $235,000 and $298,000 in 1999 and 1998, respectively                         634,000                1,689,000

  Prepaid expenses and other assets                                                 907,000                  505,000

  Income tax receivable                                                             540,000                  567,000

  Film inventory, net of accumulated amortization of $9,124,000
    and $6,894,000 in 1999 and 1998, respectively                                 9,398,000               10,873,000

  Fixed assets, net of accumulated depreciation of $755,000
    and $658,000 in 1999 and 1998, respectively                                     432,000                  501,000

  Goodwill, net of accumulated amortization of $1,352,000
    and $1,222,000 in 1999 and 1998, respectively                                 1,243,000                1,373,000

  Trademarks, copyrights and other intangibles net of
    accumulated amortization of $401,000 and $295,000 in 1999
    and 1998, respectively                                                        1,283,000                1,075,000
                                                                              -------------            -------------
TOTAL ASSETS                                                                  $  22,299,000            $  17,034,000
                                                                              =============            =============


                            See accompanying notes to consolidated financial statements.
                                                   (Continued)


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                             Years Ended December 31,
                                                                                        ---------------------------------
                                                                                            1999                 1998
                                                                                        ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and accrued expenses                                                 $    440,000         $    871,000
  Accrued marketing expenses                                                               1,200,000            1,200,000
  Participations payable                                                                     556,000              861,000
  Accrued rent                                                                                37,000              170,000
  Line of credit                                                                                --                250,000
                                                                                        ------------         ------------
          Total liabilities                                                                2,233,000            3,352,000
                                                                                        ------------         ------------

Series A convertible preferred stock, $100 stated value, 300,000 shares authorized, 199,000 shares issued and outstanding at
   December 31, 1999, liquidation preference of $19,915,000 at
   December 31, 1999                                                                      16,376,000                 --
                                                                                        ------------         ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares
   have been designated as Series A convertible preferred stock)                                --                   --
  Common stock, no par value, 30,000,000 and 10,000,000 shares authorized in 1999 and 1998, respectively, 4,187,000 issued and
    outstanding at December 31, 1999 and 1998                                             22,268,000           22,160,000
  Additional paid in capital                                                               4,523,000                 --
  Accumulated other comprehensive income/(loss)                                           (3,037,000)                --
  Accumulated deficit                                                                    (20,064,000)          (8,478,000)
                                                                                        ------------         ------------
          Total stockholders' equity                                                       3,690,000           13,682,000
                                                                                        ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 22,299,000         $ 17,034,000
                                                                                        ============         ============



                           See accompanying notes to consolidated financial statements

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                                 --------------------------------------
                                                                                     1999                      1998
                                                                                 ------------              ------------
OPERATING REVENUES:
  Merchandising                                                                  $  1,385,000              $  2,183,000
  Publishing                                                                          129,000                    90,000
  Filmed entertainment                                                                 24,000                (3,842,000)
                                                                                 ------------              ------------
           Net operating revenues                                                   1,538,000                (1,569,000)
                                                                                 ------------              ------------
OPERATING EXPENSES:
  Cost of sales                                                                       727,000                 1,056,000
  Selling, general and administrative expenses
    (exclusive of equity based charges)                                             6,554,000                 8,306,000
  Amortization of film inventory                                                    2,232,000                 3,516,000
  Amortization of goodwill, trademarks, copyrights and other                          236,000                   191,000
  Depreciation expense                                                                187,000                   161,000
  Equity based charges                                                                108,000                   969,000
                                                                                 ------------              ------------
           Total operating expenses                                                10,044,000                14,199,000
                                                                                 ------------              ------------

LOSS FROM OPERATIONS                                                               (8,506,000)              (15,768,000)
OTHER INCOME/(EXPENSES)                                                              (219,000)                  149,000
INTEREST INCOME, NET                                                                  171,000                   182,000
                                                                                 ------------              ------------
LOSS BEFORE INCOME TAXES                                                           (8,554,000)              (15,437,000)
INCOME TAX BENEFIT/(PROVISION)                                                         (3,000)                4,199,000
                                                                                 ------------              ------------
NET LOSS                                                                         $ (8,557,000)             $(11,238,000)
Preferred stock dividends and deduction for
   beneficial conversion feature                                                   (3,029,000)                     --
                                                                                 ------------              ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                       $(11,586,000)             $(11,238,000)
                                                                                 ============              ============
NET LOSS PER SHARE OF COMMON STOCK:
  Basic and Diluted                                                              $      (2.77)             $      (2.77)
                                                                                 ============              ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                                                                 4,187,000                 4,059,000
                                                                                 ============              ============


        See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                        ADDITIONAL    ACCUM. OTHER       RETAINED
                                                  COMMON STOCK            PAID IN     COMPREHENSIVE      EARNINGS/
                                             SHARES         AMOUNT        CAPITAL      INCOME/(LOSS)    ACCUM. DEFICIT      TOTAL
                                           ----------    ------------   -----------   --------------   --------------   ------------
BALANCE, DECEMBER 31, 1997                  3,573,000    $ 18,153,000                                   $  2,760,000   $ 20,913,000

Exercise of stock options                     614,000       3,038,000                                                     3,038,000

Equity based charges                                          969,000                                                       969,000

Net Loss                                                                                                 (11,238,000)   (11,238,000)
                                            ---------    ------------    ----------   -----------       ------------    ------------
BALANCE, DECEMBER 31, 1998                  4,187,000      22,160,000             0             0         (8,478,000)    13,682,000

Issuance of warrants                                                     $2,360,000                                       2,360,000

Beneficial conversion feature on
  Convertible Preferred Stock                                             2,163,000                       (2,163,000)             0

Equity based charges                                          108,000                                                       108,000

Stock dividends declared                                                                                    (866,000)      (866,000)

Components of comprehensive
  income/(loss):
  Unrealized holding loss
    on equity securities                                                              $(4,189,000)                       (4,189,000)
  Gain on derivative
    financial instruments                                                               1,152,000                         1,152,000
  Net loss                                                                                                (8,557,000)    (8,557,000)
                                                                                                                        -----------
Total comprehensive income/(loss)                                                                                       (11,594,000)
                                            ---------    ------------    ----------   -----------       ------------    ------------
BALANCE, DECEMBER 31, 1999                  4,187,000    $ 22,268,000    $4,523,000   $(3,037,000)      $(20,064,000)   $ 3,690,000
                                            =========    ============    ==========   ============      ============    ============


          See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (8,557,000)   $(11,238,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Write-off of accounts receivable                                                    --         5,071,000
  Depreciation                                                                     187,000         161,000
  Loss on disposition of fixed assets                                               90,000            --
  Amortization of film inventory                                                 2,232,000       3,516,000
  Amortization of goodwill, trademark, copyrights and other                        236,000         191,000
  Deferred income taxes                                                               --        (3,788,000)
  Equity based charges                                                             108,000         969,000
  Premium on derivative financial instruments, net                                 181,000            --
Changes in operating assets and liabilities:
  Accounts receivable, net                                                       1,055,000       1,253,000
  Prepaid expenses and other assets                                               (402,000)        (52,000)
  Income taxes receivable, net of income taxes payable                              27,000      (1,065,000)
  Investment in film inventory                                                    (757,000)     (2,958,000)
  Accounts payable and accrued expenses                                           (441,000)         15,000
  Participations payable                                                          (305,000)       (583,000)
  Accrued rent and other liabilities                                              (123,000)         39,000
                                                                              ------------    ------------
           Net cash used in operating activities                                (6,469,000)     (8,469,000)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                             (208,000)       (179,000)
  Investments in trademarks and copyrights                                        (314,000)       (505,000)
                                                                              ------------    ------------

           Net cash used in investing activities                                  (522,000)       (684,000)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect                          --         3,038,000
  Repayment on line of credit, net                                                (250,000)        250,000
  Proceeds from issuance of convertible preferred stock, net                    11,644,000            --
  Proceeds from sale of derivative financial instruments, net                      971,000            --
                                                                              ------------    ------------

           Net cash provided by financing activities                            12,365,000       3,288,000
                                                                              ------------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             5,374,000      (5,865,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                     451,000       6,316,000
                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, End of period                                      $  5,825,000    $    451,000
                                                                              ============    ============

       See accompanying notes to consolidated financial statements.

                               (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                              Years Ended December 31,
                                                           ----------------------------
                                                               1999            1998
                                                           ------------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
 Cash received/(paid) during the year for:
      Interest                                              $ (81,000)        $ 241,000
      Income taxes                                          $  (3,000)        $(119,000)



 NON-CASH FINANCING ACTIVITY:

 See Notes 2 and 8 for disclosure of non-cash financing activity.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - The Harvey Entertainment Company is incorporated in the state of California and is primarily engaged in filmed entertainment production and merchandise licensing of its classic characters.

     BACKGROUND AND OPERATIONS - The Harvey Entertainment Company, together with its wholly-owned subsidiaries Harvey Comics, Inc. and Baby Huey Productions, Inc. (the "Company") owns and exploits a library of widely recognized classic characters and other intellectual property assets, including a related film inventory of animated short features. The Company is the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, the Company's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property and in 1993 the Company completed its initial public offering of common stock. The roster of the Company's classic characters includes the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff, among many others.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Harvey Entertainment Company and its wholly owned subsidiaries, Harvey Comics, Inc. and Baby Huey Productions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     FINANCIAL INSTRUMENTS - In the year ended December 31, 1999, the Company entered into derivative financial instrument contracts for the purpose of minimizing risk associated with changes in the market value of the Company's investment in common stock of The Kushner-Locke Company ("Kushner-Locke") (the "Hedged Security") that could adversely affect its results of operations and financial position if un-hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

     Gains or losses on these derivative financial instruments are offset against the unrealized gains and losses associated with this Hedged Security. At December 31, 1999, all derivative financial instrument contracts entered into by the Company had expired.

     The Company's other financial instruments consist of cash and cash equivalents, marketable securities classified as available for sale, and accounts receivable. The carrying values of cash and cash equivalents and accounts receivable are representative of their fair values due to their short-term maturities. Marketable securities classified as available for sale are stated at fair value in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


     CASH AND CASH EQUIVALENTS - The Company considers investments with original maturities of 90 days or less to be cash equivalents.

     FILM INVENTORY- Film inventory is stated at the lower of cost less accumulated amortization or estimated net realizable value. Film inventory consists of direct production costs, production overhead, and capitalized interest and is amortized using the individual film forecast computation method. The individual film forecast method amortizes costs in the ratio that the current period's gross revenue bears to the total estimated gross revenues to be derived from all sources. Such estimates are revised periodically, and estimated losses, if any, are provided for in full at the time determined.

     FIXED ASSETS - Fixed assets are stated at cost and are depreciated using the straight-line method over three to seven year estimated lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

     GOODWILL - Goodwill represents the excess of the consideration paid for Harvey Comics, Inc. over the estimated fair value of its assets. Goodwill is being amortized on a straight-line basis over twenty years.

     TRADEMARKS AND COPYRIGHTS - Trademarks and copyrights represent cost incurred to register intellectual property owned by the Company and are amortized on a straight-line basis over twenty years.

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

     The Company recognizes revenue related to videotape sales upon shipment of the videotapes. At the time it recognizes the revenue, the Company estimates returns and records a corresponding reduction of revenue. During 1998, the Company experienced a large difference between the amount of returns it had estimated for a particular product and the actual return rate. As a result, it recorded a change in its estimated returns, which caused a reduction of revenue. The reduction was equal to the difference between the previously estimated returns and the actual returns. As the difference was greater than other sources of revenue generated in 1998, the Company had negative revenues for the year ended December 31, 1998.

     CONCENTRATION OF CREDIT RISK - The Company at times maintains cash balances at certain financial institutions in excess of federally insured deposits. The Company's trade receivables result primarily from licensing agreements for merchandising and the animation film library, throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company has a diversified customer base, a

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

     substantial portion of its debtor's ability to honor their contracts is dependent upon the merchandising and filmed entertainment industries.

     INCOME TAXES - The Company records income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.

     EQUITY-BASED CHARGES - In fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to account for its stock compensation arrangements using the intrinsic value method as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

     COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted the provisions SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     NET INCOME (LOSS) PER SHARE - Basic earnings per share is based upon the net earnings applicable to common shares and upon the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and warrants only in the periods in which such effect would be dilutive.

     Stock option and warrants representing common shares of 620,150 and 3,140,236, respectively, were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the year then ended December 31, 1999 because they were anti-dilutive.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the current year's presentation.

     NEW ACCOUNTING GUIDANCE
     Financial Instruments - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of the standard which will now be effective for the Company's fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's future hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is currently evaluating the impact of adopting SFAS No. 133 on its financial statements.


2.   1999 REFINANCING

     On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company, certain investors, and Kushner-Locke pursuant to which the Company agreed to issue 170,000 shares of its Series A Convertible Preferred Stock, stated value of $100 per share ("Series A Preferred Stock"), and warrants to purchase 1,200,000 shares of the Company's common stock ("Investor Warrants") in consideration of cash and common stock of Kushner-Locke (the "1999 Refinancing"). In addition, as a result of the 1999 Refinancing being oversubscribed and the desire of the Company to realize the potential benefits of additional capital, on June 30, 1999 the Company issued a convertible subordinated note (the "Note") in the amount of approximately $2,049,000. On September 2, 1999, the Note was converted into 20,488 shares of Series A Preferred Stock. In connection with the conversion of the Note, the Company granted the investor 144,618 warrants to purchase Common Stock ("Investor Warrants"). The total cash consideration received in the 1999 Refinancing and issuance of the Note was approximately $11,644,000, net of transaction fees and expenses of approximately $1,905,000.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

     The Company recorded a deduction for the beneficial conversion feature associated with the issuance of Series A Preferred Stock based on the stock's deemed fair value at the date of issuance. The deduction was recorded ratably over a six-month period from April 26, 1999 until the convertibility provision of the Series A Preferred Stock became effective on October 26, 1999.

     The Series A Preferred Stock bears a dividend rate of 7% ($7 per share) per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year. At the Company's election, the quarterly dividend may be paid either in cash or additional shares of Series A Preferred Stock. For the quarterly dividends due on June 30, September 30 and December 31, 1999, the Company elected to pay such dividends in additional shares of Series A Preferred Stock, resulting in the accrual for the issuance of an additional 8,664 shares of Series A Preferred Stock at December 31, 1999 for a total value of approximately $866,000.

     The Series A Preferred Stock ranks senior to all other classes of stock of the Company. The Series A Preferred Stock is convertible into 2,950,000 shares of Common Stock of the Company at December 31, 1999. Holders of the Series A Preferred Stock are entitled to elect two directors to the Company's Board of Directors and to vote with the holders of common stock with the number of votes determined on an as converted basis. The Series A Preferred Stock may be redeemed by the Company at its liquidation amount five years from the issue date, and by the holders of the Series A Preferred Stock in certain circumstances upon the event of a consolidation, merger or business combination of the Company with another corporation, whereby the Company is not the surviving entity.


3.   MARKETABLE SECURITIES

     In connection with the 1999 Refinancing, the Company received approximately 470,000 common shares of Kushner-Locke with a fair value of $6,226,000. As of December 31, 1999, the market value of such shares was approximately $2,037,000. As the Company is currently holding the Kushner-Locke shares as available-for-sale securities, in accordance with SFAS No. 115, the unrealized loss from this investment is being recorded as a component of accumulated comprehensive income.

     During the year, the Company engaged in derivative transactions to hedge changes in the market value of the Kushner-Locke stock. As a result of these transactions, the Company recorded, as other comprehensive income, a gain on derivatives instruments of $1,152,000 to partially offset the unrealized holding losses incurred as of December 31, 1999.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


4.   FILM INVENTORY

     Film inventory consist of the following at December 31, 1999 and 1998:

                                                           1999           1998
                                                        -----------    -----------
     Films released, net of accumulated amortization    $ 8,641,000    $10,873,000
     Development                                            757,000           --
                                                        -----------    -----------

     Total film inventory                               $ 9,398,000    $10,873,000
                                                        ===========    ===========

     Based upon the Company's estimates of future gross revenues at December 31, 1999, approximately 15% of the unamortized released film inventory will be amortized during the three-year period ending December 31, 2002. In addition, the Company estimates that approximately 85% of the unamortized released film inventory will be amortized over the next 10 years. Because of inherent uncertainties in estimating the remaining ultimate gross film revenues, it is at least reasonably possible that the Company's estimates of amortization will change in the near term.

     Future commitments to the development of film inventory as of December 31, 1999 is $1,798,000.


5.   INCOME TAX

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance had been established, for the years ended December 31, 1999 and 1998, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in the deferred income tax assets and liabilities.

     The provision for income taxes for the years ended December 31, 1999 and 1998 consist of the following:


                                                  1999            1998
                                               -----------     -----------
     Current                                   $    (3,000)    $  (565,000)

     Deferred                                    2,595,000       6,551,000

     Valuation allowance                        (2,595,000)     (1,787,000)
                                               -----------     -----------

     Benefit / (provision) for income taxes    $    (3,000)    $ 4,199,000
                                               ===========     ===========

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

     Income tax computed at the statutory federal income tax rate of 34% and the provision for income taxes in the financial statements for the years ended December 31, 1999 and 1998 differ as follows:


                                                                 1999             1998
                                                              -----------     -----------
     Provision computed at the statutory rate                 $ 2,909,000     $ 5,153,000
     State income taxes, net of federal income tax benefit           --           351,000
     Change in valuation allowance                             (2,595,000)     (1,787,000)
     Other                                                       (317,000)        482,000
                                                              -----------     -----------

     Benefit / (provision) for income taxes                   $    (3,000)    $ 4,199,000
                                                              ===========     ===========

     The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 1999 and 1998:


                                                   1999             1998
                                                -----------     -----------
     Federal net operating loss carryforward    $ 3,304,000     $ 1,922,000
     State net operating loss carryforward          416,000         351,000
     Accounts receivable                            124,000          77,000
     Equity based charges                           427,000         294,000
     Deferred revenue                               169,000            --
     Other                                          374,000         148,000
                                                -----------     -----------

     Total deferred tax asset                     4,814,000       2,792,000
                                                -----------     -----------

     Film inventory                                (432,000)       (395,000)
     Trademarks and copyrights                         --          (304,000)
     Deferred revenue                                  --          (306,000)
                                                -----------     -----------

     Total deferred tax liability                  (432,000)     (1,005,000)
                                                -----------     -----------

     Valuation allowance                         (4,382,000)     (1,787,000)
                                                -----------     -----------

     Net deferred tax asset/(liability)         $      --       $       --
                                                ===========     ===========

     At December 31, 1999, the Company has a net operating loss carryforward of $9,717,000 and $6,935,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2003, respectively. The net operating losses can be carried forward to offset future taxable income. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $540,000 as of year end.


6.   DEBT

     The Company's revolving loan and security agreement that allowed maximum borrowings of up to $2,500,000 expired on April 30, 1999. Borrowings under the line of credit were collateralized

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


     by substantially all of the assets of the Company and bore interest at the lenders' prime rate (8.75% at December 31, 1998) plus 1% per annum. The agreement was subject to certain requirements, including, but not limited to, the maintenance of minimum net worth, and disallowed the payment of dividends.


7.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company generally conducts its operations through leased office facilities. The Company also leases automobiles and office equipment. Most leases require that the Company perform all necessary repairs and maintenance, provide insurance and pay taxes assessed against the leased property. The remaining terms of leases range from month-to-month to seven years, some of which have renewal options. Certain rents are adjusted for increases in the Consumer Price Index or on structured annual increases. The leases are classified as operating leases. Future minimum operating lease payments for the Company, as of December 31, 1999 (exclusive of real estate taxes and maintenance expenses) are as follows:


             YEAR ENDING                      GROSS              SUBLEASE
             DECEMBER 31,                    RENTALS              INCOME              NET
            -------------                  ------------         ----------         ---------

              2000                          $   781,000          $(425,000)         $ 356,000
              2001                              731,000           (126,000)           605,000
              2002                              642,000                  -            642,000
              2003                              653,000                  -            653,000
              2004                              544,000                  -            544,000
            Thereafter                          789,000                  -            789,000
                                              ---------          ---------         ----------
              Totals                         $4,140,000          $(551,000)        $3,589,000
                                             ==========          =========         ==========

     The effective annual rent expense for the Company is the total rent to be paid over the term of the lease, amortized on a straight-line basis. The difference between the actual rent amount paid and the effective rent recognized for financial statement purposes is reported as accrued rent.

     The Company has entered into certain sublease arrangements for leased office space no longer occupied. The terms of the subleases range from periods ending in October 2000 to January 2001.

     Rent expense charged to operations was $433,000 and $439,000 for the years ended December 31, 1999, and 1998, respectively. Rent expense is recognized net of sublease income of $336,000 and $261,000 in 1999 and 1998, respectively.

     LITIGATION - The Company is party to legal proceedings which are routine and incidental to the business. The Company believes the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

8.   STOCK OPTIONS AND WARRANTS

     1993 AND 1994 STOCK OPTION PLANS - Under the Company's 1993 Stock Option Plan, the

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

     Company granted options to purchase 400,000 shares of common stock to officers and employees. In 1994, the Company adopted the 1994 Stock Option Plan, under which the Company can grant options to purchase 200,000 shares of common stock. As of December 31, 1999, 200 options remained unissued under these plans. The Company has the discretion, subject to the terms of the plans, to select the person entitled to receive options, the terms and conditions on which options are granted, the exercise price, the time period of vesting such shares, and the number of shares subject thereto.

     Options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock shall be at an exercise price no less than 110% of fair market value on the date of grant. The exercise price in the case of options granted to all other persons must be at least equal to the fair market value of the common stock as of the date of grant.

     SPECIAL STOCK OPTION PLAN OF 1993 - The Special Stock Option Plan of 1993 (the "Plan") compensated three executives for their agreement to reduce previously agreed-upon compensation. The Plan provided for the grant of options to these executives to purchase 200,000 shares and also provided options to other employees in similar circumstances. The exercise price for the options was $4.40 per share, 100% of the fair market value at the date of grant. The options became exercisable in January 1994, after commencement of principal photography of a motion picture based on a character licensed from the Company, and expired in January 1999.

     STOCK OPTION PLAN OF 1997 - The Stock Option Plan of 1997 initially provided for the grant of options to purchase an aggregate of 250,000 shares of common stock. In April 1998 and August 1999, the Board of Directors approved an increase in the number of options that could be granted under this plan to 450,000 and 850,000, respectively. As of December 31, 1999, 190,000 options remained unissued under the plan. Officer, directors, and other key employees are eligible to receive grants of either incentive stock options or nonqualified stock options; non-employees may be granted only nonqualified stock options. The exercise price of each option granted under the 1997 plan must be at least 100% of the fair market value per share on the date the option is granted, except that options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock shall be at an exercise price no less than 110% of fair market value on the date of grant.

     The term of each option may not exceed 10 years from the date of grant (5 years for any 10% stockholder). Vesting of the options is determined on a case-by-case basis.

     Under this plan, options to purchase 10,000 shares of common stock were issued to key individuals in consideration for services as observers of the Board of Directors as of December 31, 1999.

     1999 REFINANCING - As a result of the 1999 Refinancing, the Company granted warrants to purchase 1,344,618 shares of common stock ("Management Warrants") to employees, officers and directors. These warrants vest on the grant date or over three years from the date of grant. The warrants are exercisable at prices ranging from $9.00 to $12.00 per share of common stock.

     Management Warrants in the amount of 15,000 were granted to a producer in consideration of film and television production services.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

     The following table summarizes option and Management Warrant transactions during the two years ended December 31, 1999 and December 31, 1998 under the aforementioned plans:

                                                      WEIGHTED AVERAGE
                                          NUMBER OF       PRICE
                                           SHARES        PER SHARE
                                          ----------  ----------------
     Balance, December 31, 1997             821,000       $ 5.89
     Granted                                264,000       $11.11
     Exercised                             (614,000)      $ 5.21
     Canceled                               (73,000)      $ 7.08
                                          --------

     Balance, December 31, 1998             398,000       $10.00
     Granted                              1,590,000       $ 9.99
     Canceled                               (38,000)      $10.73
                                          --------

     Balance, December 31, 1999           1,950,000       $ 9.99
                                          =========

     Vested as of December 31, 1999       1,311,000       $10.33
                                          =========

     The following summarizes pricing and term information for options and Management Warrants issued to employees and directors and that are outstanding as of December 31, 1999:


                                               OPTIONS/MANAGEMENT                         OPTIONS/MANAGEMENT
                                              WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                                ----------------------------------------------       -----------------------------
                                 Weighted
                                  Number            Average          Weighted           Number          Weighted
               Range of         Outstanding        Remaining         Average         Exercisable        Average
               Exercise         at December       Contractual        Exercise        at December        Exercise
                Prices            31, 1999           Life             Price            31, 1999          Price
         -------------------    -----------      ------------      -----------       -----------       -----------

            $ 4.31 - 5.00          20,000             9.82          $  4.83                 --                --
                     6.69          50,000             9.38             6.69             50,000           $  6.69
              6.75 - 7.25         276,000             7.93             6.91             85,000              7.25
              8.81 - 9.00         463,000             5.22             8.99            315,000              8.99
              9.50 - 9.63         120,000             3.58             9.61            120,000              9.61
                    10.50          30,000             5.61            10.50             30,000             10.50
            11.00 - 12.69         991,000             6.98            11.62            711,000             11.66
                                ---------                                            ---------

            $4.31 - 12.69       1,950,000             6.56          $  9.99          1,311,000          $  10.33
                                =========                                            =========

     The Company has adopted the disclosure-only provision of SFAS No. 123. The estimated fair value of options and Management Warrants granted during 1999 and 1998 pursuant to SFAS No. 123 was approximately $6,560,000 and $292,000, respectively. Had the Company adopted SFAS No. 123, pro forma net loss would have been $(16,515,000) and $(11,530,000) and pro forma net loss per share would have been $(3.21) and $(2.84) for 1999 and 1998, respectively. The fair value of each option and Management Warrant grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, a

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

     risk-free interest rate of 5.16% to 6.11%, a volatility of 70% and expected lives of four to eight years and three years for 1999 and 1998, respectively.

     WARRANTS - In connection with a public offering in 1993, the underwriters received warrants to acquire 120,000 shares of the company's common stock for 145% of the offering price ($10.88 per share). During 1997, warrants were exercised for 5,000 shares of common stock. The warrants expired in June 1998 but were extended for an additional three years, until June 2001. The Company recorded an expense of $225,000 related to the extension of these warrants as of June 30, 1998. At December 31, 1999, warrants to acquire 52,000 shares of common stock remained outstanding.

     In February 1994, the Company issued warrants to purchase 100,000 shares of its common stock at $13.48 per share (110% of the average closing price of the Company's common stock on ten days preceding the agreement date) to a producer of a motion picture featuring one of the Company's characters. The warrants expired in fiscal 1999.

     In January 1997, the Company issued warrants to purchase 100,000 shares of its common stock at $10.00 per share to advisors of the Company. The warrants vested 50% upon date of grant and 50% one year from the date of grant. The warrants expire six years from the date of grant. The Company recorded an expense of $35,000 in the year ended December 31, 1997 related to these warrants.

     In March 1998, the Company issued fully vested warrants to purchase 200,000 shares of its common stock at $12.75 per share to consultants providing certain management services to the Company. The warrants expire five years from the date of grant. The Company recorded an expense of $433,000 related to the issuance of these warrants and an additional $281,000 related to the issuance of options to these same individuals in the year ended December 31, 1998

     In connection with the 1999 Refinancing and conversion of the Note, the Company issued a total of 1,344,618 Investor Warrants to purchase shares of the Company's common stock. The Investor Warrants granted are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of common stock.

     The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, and Emerging Issues Task Force 96-18 ("EITF 96-18"). Management Warrants in the amount of 15,000, granted to a producer in consideration of film and television production services have been measured and recorded as equity based charges for a total amount of $76,000 as of December 31, 1999. The options issued to key individuals in consideration for services as observers of the Board of Directors, under the Stock Option Plan of 1997, resulted in $32,000 of equity based charges as of December 31, 1999. Total equity based charges for the years ended December 31, 1999 and 1998 are $108,000 and $969,000, respectively.

     STOCK REPURCHASE PROGRAM - In January 1997 the Board of Directors authorized a stock repurchase program whereby the Company may, from time to time, in market transactions, purchase up to 10% of its outstanding common stock. The Company did not repurchase any such shares during the years ended December 31, 1999 or 1998.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

9.   EARNINGS PER SHARE

     Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earning of the entity. Due to the loss incurred in 1999 and 1998, the effect of potential shares, such as options and warrants, on the Company's EPS would be anti-dilutive. Therefore, such effect has not been used to calculate the diluted EPS for 1999 and 1998.


10.  SEGMENT INFORMATION

     The Company operates in one segment: the licensing of its intellectual property. The Company enters into agreements relating to film production and distribution, merchandising, and publishing.

     Worldwide sales by geographic area for the years ended December 31, 1999 and 1998 are as follows:


                                                 1999              1998
                                             -----------       ------------
          U.S./Canada                        $   860,000        $ (1,014,000)
          Asia                                   274,000             165,000
          Europe                                 117,000            (543,000)
          Other                                  287,000            (177,000)
                                             -----------        ------------
                                             $ 1,538,000        $ (1,569,000)
                                             ===========        ============


11.  RELATED PARTIES

     In connection with the 1999 Refinancing, Prudential Securities Inc. received fees of approximately $450,000 for advisory services rendered. A Director of the Company was a Managing Director of Prudential Securities Inc. at the time of the 1999 Refinancing.


12.  PROFIT-SHARING PLAN

     The profit-sharing plan covers substantially all employees with more than one year of service with the Company. Contributions under the profit-sharing plan are at the discretion of the Company and are limited to 15% of eligible employee compensation. The Company made no contributions to this plan in either 1999 or 1998.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

13.  SUBSEQUENT EVENTS (UNAUDITED)

     On September 24, 1999, the Company signed a letter of intent for the acquisition of all of the outstanding stock of PM Entertainment Group, Inc. ("PM Entertainment"), a privately-owned producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as all media in international markets. The closing of the PM Entertainment acquisition occurred effective as of April 3, 2000. The purchase price consisted of $10,000,000, $6,500,000 of which was paid in cash at Closing and the balance provided through the issuance by the Company of (1) $1,450,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five quarterly periods. The Company also assumed existing bank debt of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno," by paying a down payment of $2,000,000 and obtaining a loan in the amount of approximately $4,800,000. In accordance with the APB Opinion No. 16, this acquisition will be accounted for under the purchase method of accounting.

     Effective as of April 3, 2000, the Company entered into a new five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank (the "Chase Credit Facility") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Chase Credit Facility are limited to $15,000,000 until additional participant lenders are added to the Chase Credit Facility, at which time the borrowings available will be increased to a maximum of $25,000,000. Borrowings under the Chase Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are secured by substantially all of the assets of the Company and its subsidiaries. Outstanding borrowings under the Chase Credit Facility will bear interest at the rate of either 1.5% per annum above the prime rate (as defined) or 2.5% per annum above the London Interbank Offered Rate ("LIBOR"), at the Company's election, payable monthly. The Chase Credit Facility requires the Company to meet certain financial ratios.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

                                                                     Schedule II


VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------


        COLUMN A                         COLUMN B                 COLUMN C                      COLUMN D             COLUMN E
                                                       ------------------------------
                                                                          Charged to
                                       Balance at      Charged to            other                                  Balance at
                                     Beginning of       Cost and           Accounts -         Deductions -            End of
Description                             Period          Expenses            Describe            Describe              Period
-------------------------------      --------------   ------------       -------------      --------------        --------------

1998 activity:

Allowance for doubtful accounts      $   606,000      $   830,000                            $(1,138,000)(1)      $   298,000

Deferred tax valuation allowance                        1,787,000                                                   1,787,000



1999 activity:

Allowance for doubtful accounts          298,000          860,000                               (923,000)(1)          235,000

Deferred tax valuation allowance       1,787,000        2,595,000                                                   4,382,000


(1) Decrease to accounts receivable
(2) Decrease to revenues

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 25, 1999, the Company selected PricewaterhouseCoopers ("PwC") to audit its consolidated financial statements for the fiscal year ending December 31, 1999. Deloitte & Touche LLP ("D&T") served as the Company's independent auditors for the fiscal years ended December 31, 1997 and 1998. The decision to change auditors was recommended by the Audit Committee and approved by the Company's entire Board of Directors.

     During the two most recent fiscal years, and any subsequent interim period prior to June 25, 1999, the Company believes that there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

     D&T's report on the Company's financial statements for the fiscal year ended December 31, 1998 contained a qualification as to the uncertainty of the Company's ability to continue as a going concern. At the time of D&T's report, the Company had not yet completed the 1999 Refinancing which was completed on April 26, 1999 and, following its completion, the Company had sufficient liquidity for at least the next twelve months. Other than the "going concern" qualification, D&T's report for fiscal 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. D&T's report on the Company's financial statements for the fiscal year ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company has provided D&T with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-B of the Securities Act of 1933, as amended, and D&T furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made by the Company. In addition, the Company authorized D&T to respond fully to the inquiries of PwC concerning the subject matter described in the foregoing paragraphs.

     During the two most recent fiscal years prior to December 31, 1998, and the period through June 25, 1999, neither the Company, nor anyone on the Company's behalf, consulted PwC in connection with the Company's financial statements regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of any potentially reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                   MANAGEMENT

     Set forth below is certain information with respect to the directors and executive officers of the Company as of the date of the filing of this report:


                       Name                  Age                           Position
                       ----                  ---                           --------
Roger A. Burlage..........................   57     Chairman of the Board and Chief Executive Officer

Eric S. Mischel...........................   38     President and Chief Operating Officer

Ronald B. Cushey..........................   43     Executive Vice President, Chief Financial Officer and
                                                    Secretary

Glenn R. Weisberger.......................   41     Senior Vice President and General Counsel

Michael R. Burns..........................   41     Director

Michael S. Doherty........................   46     Director

Meyer Gottlieb............................   60     Director

Gary M. Gray..............................   55     Director

     Each of the directors and executive officers serves in similar positions for both the Company and its wholly owned subsidiary, Harvey Comics, Inc. ("Harvey"). Directors are currently elected for terms of one year each.

     The Company's Bylaws allow the Board to fix the number of directors between five and nine. The number of directors is currently fixed at five.

     ROGER A. BURLAGE has served as Chairman and Chief Executive Officer of The Harvey Entertainment Company since April 1999. Until he joined the Company, Mr. Burlage was President of Burlage/Edell Productions Inc., a film and television production company which he formed in February 1998 with his partner Elaine Hastings-Edell, and Chief Executive Officer of Heartland Entertainment, Inc., an independent film production entity. From March 1996 until July 1997, he served as Chairman and Chief Executive Officer of LIVE Entertainment Inc. ("LIVE"), a diversified independent entertainment company, after serving as President and Chief Executive Officer since joining LIVE in January 1994. Mr. Burlage became a Director of LIVE in December 1994, and after LIVE's sale to a private investor group in July 1997 remained with LIVE until February 1998 on a significantly full time basis as a transitional Chairman. From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc. ("Trimark"), an independent entertainment entity, and most recently was a member of Trimark's Board of Directors from April 1998 until April 1999. Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including executive positions with New World Pictures, Ltd. and with AVCO Corporation and AVCO Embassy Pictures.

     ERIC S. MISCHEL has served as President and Chief Operating Officer of the Company since April 1999. From October 1997 until April 1999 he served as President of The Mischel Company, an entertainment company specializing in the production of feature films, the representation of completed films in the acquisition marketplace, and the advising of foreign-based companies on the acquisitions and sales of feature films and animated product throughout the world. Prior to establishing The Mischel Company, from May 1996 until August 1997, Mr. Mischel was a Senior Vice President of Acquisitions and Production at LIVE, after serving since September 1994 as Vice President of LIVE's Family Home Entertainment division. From August 1993 until July 1994 Mr. Mischel was a Lecturer of Law at the University of California at Los Angeles' School of Law.

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

     GLENN R. WEISBERGER has been the Senior Vice President and General Counsel of the Company since October 1999. Prior to joining the Company, Mr. Weisberger worked for Universal Studios, Inc. from 1991 in various positions, most recently as Vice President of Business and Legal Affairs for the Universal Television and Networks Group. From 1994 to 1991 Mr. Weisberger was a partner in the law firm of Dubin & Weisberger. Mr. Weisberger was admitted to the California bar in 1984 and is a CPA in the state of California.

     MICHAEL R. BURNS has been a director of the Company since April 1999. In March 2000, Mr. Burns was named Vice Chairman of Lions Gate Entertainment, an independent entertainment production and distribution company. Mr. Burns served as Managing Director and Head of Prudential Securities Incorporated Los Angeles' Investment Banking office from 1991 until 2000, specializing in the media and entertainment fields. Prior to joining Prudential Securities,

Mr. Burns spent nine years at Shearson Lehman Brothers Inc. (now Salomon Smith Barney). Mr. Burns is the Co-Chairman and Co-Founder of the Hollywood Stock Exchange, an Internet entertainment site, and is the Chairman of Ignite Entertainment, a Los Angeles based entertainment content company. A graduate of Arizona State University, Mr. Burns received his M.B.A. from The John E. Anderson Graduate School of Management at the University of California at Los Angeles.

     MICHAEL S. DOHERTY has been a Director of the Company since December 1997. Since November 1999, Mr. Doherty has been President of Doherty, Scotti & Company, LLC, a firm specializing in venture capital and private equity funding for development stage companies. From February 1999 to October 1999, Mr. Doherty served as Senior Managing Director of Spencer Trask Securities Incorporated. Mr. Doherty served as Managing Director and Director of Privae Equity at Cruttenden Roth Incorporated from October 1996 to February 1999. From 1992 to October 1999, he served as Vice President of Arnhold and S. Bleichroeder Inc, a New York-based investment banking, brokerage and asset management firm. Mr. Doherty also serves on the Boards of several public and private companies, including ACLN Ltd., a marine transport company, IPAXS, a voice-over Internet Provider and Internet telephony company, Xycom, Inc., an industrial automation company and Zyan Communications, Inc., a provider of digital subscriber line services.

     MEYER GOTTLIEB has been a Director of the Company since June 1999. Mr. Gottlieb co-founded Samuel Goldwyn Films in 1998 and is its President and Chief Operating Officer. Mr. Gottlieb became the Chief Operating Officer of The Samuel Goldwyn Company in 1979 and its President in 1987, and assisted Mr. Goldwyn in the founding of the company. Prior to its sale to Metromedia International Group, Inc. in 1996 and its subsequent sale to Metro Goldwyn Mayer in 1997, The Samuel Goldwyn Company was an independent, diversified entertainment company engaged in the production and worldwide distribution of motion pictures and television programming and in theatrical exhibition. From 1976 to 1978, Mr. Gottlieb was associated with Mr. Goldwyn in various executive positions in the motion picture production and distribution organization that was the predecessor to The Samuel Goldwyn Company. Prior to 1976, Mr. Gottlieb was a senior manager with PricewaterhouseCoopers LLP. Mr. Gottlieb is also President of his wholly-owned feature film and television production services company, Night Life, Inc.

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

     The Company has granted observer rights to The Kushner-Locke Company ("Kushner-Locke") which has the right to designate Donald Kushner, Kushner-Locke's Co-Chairman of the Board, Co-Chief Executive Officer and Secretary (or in his absence, Peter Locke, Kushner-Locke's Co-Chairman of the Board and Co-Chief Executive Officer) to attend and participate in all Board meetings as an observer without the right to vote on any action taken by the Board. Such attendee shall be compensated in the same amount of cash, options or other items and at the same times as the other non-executive members of the Board; provided that Messrs. Kushner and Locke shall be entitled to receive collectively only such amount as one Board member would so be entitled to receive. See "Executive Compensation -- Director Compensation." At April 1, 2000, Kushner-Locke owns 58,659 shares of the Company's Series A Preferred Stock, including 3,659 shares in accrued dividends. The Company owns 468,883 shares of common stock of Kushner-Locke. See "Security Ownership of Certain Beneficial Owners and Management."

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

                 EXECUTIVE COMPENSATION AND OTHER REMUNERATION

     The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer, and its three other most highly compensated officers for services rendered during such period to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation
                                                                 ---------------------------
                                        Annual Compensation      Common Stock
 Name And Principal                  ------------------------     Underlying     All Other
     Position                Year      Salary        Bonus         Options     Compensation
 ------------------          ----      ------     -----------    ------------  -------------
Roger A. Burlage (1)         1999    $  342,949       N/A            589,309    $    2,500(2)
   Chairman and Chief
   Executive Officer

Eric S. Mischel (1)          1999    $  171,474       N/A            260,000    $   59,000(3)
   President and Chief
   Operating Officer

Ronald B. Cushey (6)         1999    $  102,885       N/A            120,000    $   10,000(4)
   Executive Vice
   President and Chief
   Financial Officer


Anthony J. Scotti (1)        1998        (5)          (5)            271,600          N/A
   (Former) Interim Chief    1997        N/A          N/A              N/A            N/A
   Executive  Officer and
   (Former) Interim
   President

Michael S. Hope (6)          1998        (7)          (7)             67,900          N/A
   (Former) Interim Chief    1997        N/A          N/A              N/A            N/A
   Financial Officer and
   (Former) Interim
   Secretary

Jeffrey A. Montgomery (8)    1998    $   59,150       N/A              N/A      $3,012,379(9)
   (Former) Chief            1997    $  295,000     $275,000          50,000    $   82,333(9)
   Executive Officer,
   (Former) President and
   (Former)  Chairman



Charles Day                  1999    $  181,250       N/A               N/A     $   15,922(11)
   (Former) Senior Vice      1998    $  147,255       N/A               N/A     $   47,878(11)
   President of Consumer     1997    $  130,000     $ 50,000(10)       5,000    $   80,270(11)
   Products

Don Gold (12)                1998    $  118,750     $ 20,000(13)      20,000    $    6,650(14)
   (Former) Senior           1997         N/A         N/A               N/A            N/A
   Vice President -
   Harvey Home
   Entertainment

---------------

(1) On April 26, 1999 Mr. Scotti resigned as Interim Chief Executive Officer and Interim President and Roger A. Burlage was appointed Chief Executive Officer and shortly thereafter Eric S. Mischel was appointed President and Chief Operating Officer.

(2) Represents benefits paid under Mr. Burlage's employment contract related to country club dues.

(3) Represents amounts paid to The Mischel Company, of which Mr. Mischel was previously President, related to the Company's acquisition of all right, title and interest in certain film projects owned by The Mischel Company.

(4) Represents a consulting fee paid to Mr. Cushey for services related to the 1999 Refinancing prior to his employment by the Company.

(5) Mr. Scotti did not receive any salary directly from the Company. Instead, Mr. Scotti served in his interim management positions pursuant to the Company's management services agreement with Global Media Management, LLC. See "Certain Relationships and Related Transactions--Global Media Management Group, LLC".

(6) On April 26, 1999 Mr. Hope resigned as Interim Chief Financial Officer and Interim Secretary. Shortly thereafter Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary.

(7) Mr. Hope did not receive any salary directly from the Company. Instead, Mr. Hope served in his interim management positions pursuant to the Company's management services agreement with Global Media Management, LLC. See "Certain Relationships and Related Transactions-- Global Media Management Group, LLC".

(8) Effective July 10, 1989, the Company entered into an employment agreement with Mr. Montgomery, which agreement was amended in March 1993 and April 1995. On March 20, 1998, the Company's Board of Directors voted not to renew the agreement with Mr. Montgomery. The agreement expired on April 17, 1998. Mr. Montgomery is no longer an officer of the Company.

(9) Represents net proceeds from the exercise of stock options, sums advanced under the Company's defined contribution plan, which vest over a period of five years, an unaccountable business expense allowance, benefits under automobile and athletic club plans, and in 1995 the value of a whole life insurance policy transferred to Mr. Montgomery in connection with his employment agreement.

(10) Represents a bonus in connection with the divisional profit margin as negotiated in Mr. Day's employment agreement.

(11) Represents net proceeds from the exercise of stock options and benefits under automobile, living and moving allowance plans.

(12) Mr. Gold's employment with the Company terminated at the end of February 1999.

(13) Represents a signing bonus.

(14) Represents benefits under an automobile allowance plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table and related footnotes set forth the number of securities underlying options granted in the last fiscal year and held by each person who served as the Company's Chief Executive Officer and its three other most highly compensated officers and the value thereof.


                                   Number of
                                   Securities     Percent of Total
                                   Underlying   Options Granted to      Exercise or
                                    Options        Employees in         Base Price
Name                                Granted         Fiscal Year         ($/Share)      Expiration Date
----                                -------      -----------------      ---------      ---------------
Roger A. Burlage................... 489,309            31%             $9.00-$12.00     4/26/05-4/26/07
                                    100,000             6%                $6.75             10/12/09

Eric S. Mischel.................... 210,000            13%             $9.00-$12.00     4/26/05-4/26/07
                                     50,000             3%                $6.75             10/12/09

Ronald B. Cushey...................  80,000             5%             $9.00-$12.00     4/26/05-4/26/07
                                     40,000             3%                $6.75             10/12/09

Charles Day........................       0            N/A                 N/A                N/A


               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities          Value of Unexercised
                                                                        Underlying        In-the-Money Options at
                                    Shares                              Unexercised             12/31/99 (1)
                                  Acquired on          Value            Options at            Exercisable (#)/
            Name                 Exercise (#)       Realized ($)         12/31/99            Unexercisable (#)
            ----                 ------------       ------------        -----------       -----------------------
Roger A. Burlage..........             0                N/A               589,309                   0 / 0

Eric S. Mischel...........             0                N/A               260,000                   0 / 0

Ronald B. Cushey..........             0                N/A               120,000                   0 / 0

Charles Day...............             0                N/A                12,500                   0 / 0


--------------
(1) The Common Stock closed on The Nasdaq Stock Market, Inc. on December 31, 1999 at $3.813 per share.

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

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company's Chairman and Chief Executive for a term of four years. Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Board. As part of the agreement, Mr. Burlage was granted warrants to purchase 400,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, and may receive up to an additional 200,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement. One half of such warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation. If Mr. Burlage's position is eliminated as a result of a merger or consolidation of the Company, Mr. Burlage will be entitled to terminate his employment withing three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term.

     The Company entered into an employment agreement with Eric S. Mischel, dated April 26, 1999, which provides that he will serve as the Company's President and Chief Operating Officer for a term of four years. Mr. Mischel is entitled to an annual salary of $250,000 with minimum annual increases of 7-1/2%, and is also entitled to receive an annual discretionary bonus as determined by the Board. As part of the agreement, Mr. Mischel was granted warrants to purchase 210,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement. The Company agreed to obtain certain film projects previously held by Mr. Mischel in The Mischel Company, of which he was president prior to joining the Company. Mr. Mischel was paid an amount of $65,000 by the Company for the transfer of all title, rights and interest in these projects. He is entitled to receive a profit participation of 60% on certain of the film projects transferred to the Company, and if Mr. Mischel's employment is terminated other than for cause, or in certain circumstances of a change in ownership control (as defined in the agreement), he will be entitled to be paid the remaining balance of his salary, in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation under his employment agreement with the Company. Mr. Mischel is also entitled to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

     The Company entered into an employment agreement with Ronald B. Cushey, dated April 26, 1999, which provides that he will serve as the Company's Executive Vice President and Chief Financial Officer and Corporate Secretary for a term of three years. Mr. Cushey is entitled to annual salaries of $150,000, $165,000 and $180,000, in the first, second and third years of the term, respectively, and is also entitled to receive an annual discretionary bonus as determined by the Board. Mr. Cushey's annual salary may be increased to $200,000 in certain circumstances if the Company's annual revenues exceed $20,000,000 or if responsibilities related to additional corporate activity is obtained. As part of the agreement, Mr. Cushey was granted warrants to purchase 80,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement. If Mr. Cushey's employment is terminated other than for cause, or in certain circumstances of a change in ownership control (as defined in the agreement), he will be entitled to be paid the remaining balance of his salary, in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation under his employment agreement with the Company. Mr. Cushey is also entitled to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

     On October 1, 1999, the Company entered into an employment agreement with Glenn R. Weisberger, which provides that he will serve as the Company's Senior Vice President and General Counsel for a term of three years. Mr. Weisberger is entitled to annual salaries of $145,000, $155,000 and $165,000, in the first, second and third years of the term, respectively, and is also entitled to receive an annual discretionary bonus as determined by the Board. As part of the agreement, Mr. Weisberger was granted warrants to purchase 40,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement. If Mr. Weisberger's employment is terminated other than for cause, or in certain circumstances of a change in ownership control (as defined in the agreement), he will be entitled to be paid the remaining balance of his salary, in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation under his employment agreement with the Company. Mr. Weisberger is also entitled to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

     The Company entered into an employment agreement with Charles Day, effective October 16, 1996, as amended on December 19, 1997, which provides that Mr. Day served as the Company's Senior Vice President of Consumer Products. In September 1998, the agreement was extended through March 31, 2000 and it was not renewed further upon its expiration. The agreement was amended on May 17, 1999 to increase Mr. Day's annual salary from $139,000 to $149,000 effective that date. In addition to his annual salary, Mr. Day was entitled to certain other benefits including a monthly living allowance of $3,000 during the term of his employment agreement, insurance benefits, four weeks of paid vacation, use of an automobile, reimbursement of automobile insurance expenses, reimbursement of moving expenses at the beginning of the term and reimbursement of attorney's fees incurred in connection with the negotiation of his employment agreement. Mr. Day was also entitled to receive an annual bonus equal to a percentage of pre-tax net profits from the Company's merchandising activities under Mr. Day's supervision. In addition, Mr. Day received an option to purchase 15,000 shares at $11.00 per share (adjusted to $7.25 per share in December 1996) vesting over three years and an option to purchase 5,000 shares at $11.00 per share vesting over two years. Mr. Day's employment agreement also provided that the Company would indemnify Mr. Day for any loss he incurs by virtue of his position as an employee of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2000, certain information regarding the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock, (ii) each of the Company's directors, (iii) each person who served as the chief executive officer of the Company during fiscal year 1999, (iv) the other executive officers of the Company during fiscal year 1999, and (v) the Company's current directors and executive officers as a group:

                                                                   Number of Shares
Name and Address of                                                  And Nature of
Beneficial Owners                    Title of Class (1)          Beneficial Ownership (2)    Percent of Class (3)
-----------------------              ------------------          ------------------------    --------------------
AKAUSA Holdings Limited (4)......    Common Stock                       1,075,000                   25.68%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                      14.95%

Ahmad Bin Khalid Al-                 Common Stock                       1,075,000                   25.68%
Saud (4)........................     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                      14.95%

Roger A. Burlage (5)............     Common Stock                         412,275                    8.98%
                                     Series A Preferred Stock               5,333                    2.63%
                                     Total Voting Power                     --                       6.47%

Anthony J. Scotti (6)...........     Common Stock                         271,600                    6.09%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       3.64%

Michael S. Hope (7).............     Common Stock                          67,900                    1.60%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       0.94%

Eric S. Mischel (8).............     Common Stock                         164,794                    3.74%
                                     Series A Preferred Stock                 800                    0.39%
                                     Total Voting Power                     --                       2.40%

Ronald B. Cushey (9).......          Common Stock                          62,980                    1.39%
                                     Series A Preferred Stock                 853                    0.42%
                                     Total Voting Power                     --                       1.04%

Glenn R. Weisberger (10)........     Common Stock                          21,000                    0.48%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       0.29%

Michael R. Burns (11)...........     Common Stock                         515,308                   10.65%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       6.70%

Michael S. Doherty (12).........     Common Stock                          70,000                    1.64%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       0.96%


Meyer Gottlieb (13).............     Common Stock                          14,000                    0.24%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       0.19%

Gary M. Gray (14)...............     Common Stock                         117,500                    2.73%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       1.61%

Charles Day (15)................     Common Stock                          12,500                    0.30%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       0.17%

Don Gold (16)...................     Common Stock                           1,000                    0.02%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       0.01%

Paul Guez (17)..................     Common Stock                         352,941                    7.77%
                                     Series A Preferred Stock              52,802                   26.06%
                                     Total Voting Power                     --                      15.05%

Universal Studios, Inc. (18)....     Common Stock                         374,500                    8.94%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       5.21%

Lord, Abbett & Co. (19).........     Common Stock                         152,200                    3.64%
                                     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       2.12%

Dimension Fund Advisors Inc.         Common Stock                         296,900                    7.09%
(20)............................     Series A Preferred Stock               --                        --
                                     Total Voting Power                     --                       4.13%

The Kushner-Locke Company            Common Stock                           --                        --
(21)..............................   Series A Preferred Stock              58,659                   28.95%
                                     Total Voting Power                     --                      12.09%

All Officers and Directors as a      Commonr Stock                      1,377,857                   24.25%
group (8 persons)(22).........       Series A Preferred Stock               6,986                    3.45%
                                     Total Voting Power                     --                      17.36%

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

(2) Shares underlying options or warrants to purchase Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the number of shares owned by the holders of such options or warrants.

(3) The percent of Common Stock owned is calculated using the number of shares of Common Stock beneficially owned as the numerator, and the sum of (A) the total number of shares of Common Stock outstanding on March 31, 2000 (4,186,941) and (B) the total number of shares issuable upon conversion of the beneficial owners convertible securities, as the denominator. The percent of Series A Preferred Stock owned is calculated using the number of shares of Series A Preferred Stock beneficially owned as the numerator and the total number of shares of Series A Preferred Stock and accrued dividends outstanding on March 31, 2000 (202,636) as the denominator. The percent of Total Voting Power is calculated using the sum of (A) the number of shares of Common Stock beneficially owned and (B) the number of shares of Common Stock issuable upon conversion of the beneficial owner's Series A Preferred Stock as the numerator, and the sum of (A) the total number of shares of Common Stock outstanding (4,186,941), (B) the total number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock (3,002,022) at the initial conversion price of $6.75 per share of Common Stock and (C) the total number of shares issuable upon conversion of the beneficial owners convertible securities, as the denominator.

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

(5) The address of Mr. Burlage is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes warrants to purchase 402,275 shares of Common Stock at prices ranging from $9.00 to $12.00.

(6) The address of Mr. Scotti is c/o Doherty, Scotti & Company, LLC, 1999 Avenue of the Stars, 17th Floor, Los Angeles, California 90067. Mr. Scotti resigned as Interim Chief Executive Officer and Interim President on April 26, 1999. Includes currently exercisable warrants to purchase 155,200 shares of Common Stock at an exercise price of $12.75 per share, vested options to purchase 77,000 shares of Common Stock at an exercise price of $9.63 per share and vested options to purchase 38,800 shares of Common Stock at an exercise price of $12.69 per share.

(7) The address of Mr. Hope is 1079 Amalfi Drive, Pacific Palisades, California 90272. Mr. Hope resigned as Interim Chief Financial Officer and Interim Secretary on April 26, 1999. Includes currently exercisable warrants to purchase 38,800 shares of Common Stock at an exercise price of $12.75 per share, vested options to purchase 19,400 shares of Common Stock at an exercise price of $9.63 per share and vested options to purchase 9,700 shares of Common Stock at an exercise price of $12.67 per share.

(8) The address of Mr. Mischel is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes warrants to purchase 162,794 shares of Common Stock at prices ranging from $9.00 to $12.00.

(9) The address of Mr. Cushey is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes warrants to purchase 58,980 shares of Common Stock at prices ranging from $9.00 to $12.00.

(10) The address of Mr. Weisberger is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes warrants to purchase 20,000 shares of Common Stock at prices ranging from $9.00 to $12.00.

(11) The address of Mr. Burns is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes options to purchase 10,000 shares which became exercisable in May 1999 and warrants to purchase 489,308 shares of Common Stock at prices ranging from $9.00 to $12.00.

(12) The address of Mr. Doherty is c/o Doherty, Scotti & Company, LLC, 1999 Avenue of the Stars, 17th Floor, Los Angeles, California 90067. Includes a warrant to purchase 50,000 shares which became exercisable in January 1997 as to 25,000 shares and exercisable in March 1998 as to 25,000 shares. Includes options to purchase 10,000 shares which became exercisable in May 1998 and 10,000 shares which became exercisable in May 1999.

(13) The address of Mr. Gottlieb is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes options to purchase 10,000 shares of Common Stock which became exercisable in June 1999.

(14) The address of Mr. Gray is c/o Milestone Capital Inc., 1800 West Loop South, Suite 1075, Houston, Texas 77027. Includes options to purchase 5,000 shares which became exercisable in May 1994, 2,500 shares which became exercisable in each of May 1995 and 1996, 7,500 shares which became exercisable in March 1996, 10,000 shares which became exercisable in May 1997 and May 1998, 20,000 shares which became exercisable in June 1997, 50,000 shares which became exercisable in April 1998 and 10,000 shares which became exercisable in May 1999.

(15) The address of Mr. Day is c/o the Company at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. Includes currently exercisable options to purchase 12,500 shares of Common Stock.

(16) The address of Mr. Gold is c/o Itsy Bitsy Entertainment Company, 127 North Robertson, Los Angeles, California 90048.

(17) The address of Mr. Guez is c/o Azteca Production International, Inc., 5804 Slauson Avenue, City of Commerce, California. Includes warrants to purchase 352,941 shares of Common Stock at prices ranging from $9.00 to $12.00.

(18) The address of Universal Studios, Inc. is 100 Universal City Plaza, Universal City, California 91608. Universal Studios is controlled by the Seagram Company Ltd., a Canadian Company. The address of the Seagram Company Ltd. is 375 Park Avenue, New York, New York 10152.

(19) The address of Lord, Abbett & Co. is 90 Hudson Street, Jersey City, New Jersey 07302. The number of shares beneficially owned is based on a
     Schedule 13 G filed on January 19, 2000.

(20) The address of Dimension Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The number of shares beneficially owned is based on a Schedule 13 G filed on February 11, 2000.

(21) The address of The Kushner-Locke Company is 11601 Wilshire Boulevard, 21st Floor, Los Angeles, California 95205.

(22) Includes the beneficial ownership of Messrs. Burlage, Burns, Gray, Doherty, Gottlieb, Mischel, Cushey and Weisberger.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into certain relationships and transactions with related parties. Such relationships and transactions include, without limitation, the following:

UNIVERSAL STUDIOS

     In December 1990, the Company sold Universal Studios a 20% equity interest in the Company for $3,000,000 and entered into a Registration Agreement and Memorandum of Distribution Agreement with Universal Studios. In September 1994, the Company and Universal Studios entered into the television animation agreement described below. In May 1997, the Company and Universal Studios amended their relationship as described below.

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

     In November 1999, the Company and Universal Studios entered into an Amended and Restated Memorandum of Distribution Agreement which included alterations to the obligations and rights of the parties with respect to merchandising (the "Merchandising Amendment") in the form of a letter agreement executed concurrently (collectively, the "Universal Settlement Agreement"). In summary, pursuant to the Universal Settlement Agreement, the Company reacquired from Universal Studios (i) control of all merchandising rights with respect to the Company's characters (except those related to a Casper or Casper Character motion pictures produced and/or released by Universal Studios, as further described below), (ii) FNFR rights and FN rights in all of the Company's characters other than certain FNFR rights and FN rights relating to Casper and Casper Characters and (iii) theme park rights other than those relating to Casper and the Casper Characters. In exchange for the reacquisition of these rights, the Company provided Universal Studios with an exclusive release window for the first sequel to the first Casper movie (and potentially other sequels), a FNFR right with respect to the first direct-to-video production featuring Casper after the release of the first Casper sequel and the right to exploit movie merchandising related to Casper and Casper Characters appearing in permitted feature pictures which feature or refer in to the title to Casper or Casper Characters during merchandising windows associated with such picture (such windows are exclusive except that, during a window, the Company may enter into new licenses with a term beginning after the window and such pre-existing licenses between the Company and third parties are not affected by a window).

     Theatrical Motion Pictures. Under the Universal Studios Distribution Agreement, Universal Studios had the sole and exclusive right and license to develop, produce and distribute theatrical motion pictures based on the Casper, the Friendly Ghost character. In May 1995, a theatrical motion picture featuring Casper, the Friendly Ghost was released. To date, the first Casper movie has grossed approximately $307,000,000 at the box office (of which the Company was entitled to receive only its contractual share). The Company is entitled to certain fees, which have already been paid, plus a percentage of gross profits, if any, derived after initial actual breakeven, and a percentage of the gross proceeds from merchandising in connection with the Casper Movie, less a distribution fee and certain costs. Upon commencement of principal photography of the first Casper movie, Universal Studios became vested with all theatrical sequel and theatrical remake rights to Casper.

     Pursuant to the Universal Settlement Agreement, Universal retains the exclusive right to initiate, develop and produce further Casper theatrical features. The rights fees for the second and subsequent sequels, if produced, will be negotiated in good faith, and subject to resolution by "baseball" arbitration. The Company agreed to a theatrical preclusion period ("TPP") around the theatrical release of the first Casper sequel during which time the Company may not permit the initial release of any Casper filmed entertainment product. Universal also has certain rights with respect to non-features and other pictures in which Casper may make a guest appearance.

     In May 1997, the Company entered into an agreement with Universal Studios to produce and distribute a motion picture sequel to the first Casper movie to be produced by Universal Pictures and Amblin Entertainment. The Company received an advance for the sequel rights and, if a sequel is produced, is contractually entitled to receive additional advances against a percentage of gross receipts from all sources of exploitation of the motion picture. As part of the Company's agreement with Universal Studios, the Company was also paid a non-refundable advance against the Company's share of its profit participation from the first Casper movie.

     On February 16, 1999, Universal Studios advised the Company that neither Universal Studios nor Amblin Entertainment had approved a script or commenced pre-production on a Casper sequel. Universal Studios indicated that script approval was imminent and that it would advise the Company when script approval was received and would formally request at that time an extension of the February 15, 1999 initial notice date. To date, the Company has not received any request regarding the February 15, 1999 initial notice date.

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

     Television. Under the Universal Settlement Agreement, Universal Studios has FNFR rights for the exploitation of new television product and domestic distribution of the Company's existing animated film library of product featuring Casper or having Casper's name in the title. The FNFR rights expire on December 7, 2003, but if Universal Studios fails to give the Company appropriate notice of an anticipated release of the first Casper sequel by June 15, 2000 or fails to release the first Casper sequel by Labor Day 2001, the FNFR rights will expire on December 7, 2000. With respect to Universal Studios' rights to the library of product featuring Casper or having the Casper name in the title only, the expiration date of such rights also will be shortened to December 7, 2000 if the domestic box office projection for the first Casper sequel does not exceed $100,000,000.

     Under the Universal Settlement Agreement, Universal Studios also has FNFR rights for the exploitation of new television product and domestic distribution of the Company's existing animated film library of product featuring Casper Characters (other than Casper) or having a Casper Character name (other than Casper) in the title. The FNFR rights with respect to the Casper Characters (other than Casper) expire on June 30, 2001, but if Universal Studios fails to give the Company appropriate notice of an anticipated release of the first Casper sequel by June 2000 or fails to release the first Casper sequel by Labor Day 2000, the FNFR rights will expire on December 7, 2000.

     On September 22, 1994, Universal Studios and the Company formed an animation productions services organization ("PSO"), known as the Universal/Harvey Animation Studios, for the purpose of developing and producing television motion pictures based on the Harvey Classic Characters or other characters. In 1996, the venture produced 26 30-minute episodes of "Casper" for the Fox Kid's Television Network. The venture completed production of another 26 episodes which were delivered to Fox in 1997 and 1998. Fox did not order additional episodes and lost the right to order additional ones. Universal Studios was granted merchandising and publishing (except for comic books) agency rights limited to the animated entertainment produced by the venture. The venture will not produce any additional animation based on Casper. Under the May 1997 Amendment, if Universal initiates production of a filmed entertainment to which a TPP does not apply, the Company is precluded from releasing new animated television product featuring Casper or the Casper Characters for a limited period of time. Pursuant to the PSO Agreement (as amended by the Term Sheet), Universal Studios has animated television sequel rights to any Casper Character starring in television motion pictures produced under the PSO Agreement for a period of 3 years from the completion of production of the last television motion picture featuring such character. The PSO Agreement otherwise restricts the Company's right to produce animated television sequels.

     Home Video. Under the Universal Studios Distribution Agreement, Universal Studios held certain FNFR rights with respect to the Company's worldwide licensing of (i) home video rights in the Company's library existing on the date of the Universal Studios Distribution Agreement, (ii) new television products (subject to the Company's retaining the right under certain circumstances to transfer home video rights in a new television product to a third party concurrent with the transfer of television rights), and (iii) characters and products which the Company intended to exploit initially in the home video market. Pursuant to the Universal Settlement

Agreement, Universal Studios released all such rights except a FNFR right to produce and release the first feature length Casper direct-to-video after the next Casper theatrical release. This right expires in December 2000.

     In 1992, Universal Studios and the Company reached an agreement in the home video market pursuant to which Universal Studios paid the Company an advance, recoupable against the Company's royalty, for the right to package and distribute one-half hour videos made from the Company's Classic Film Library. Pursuant to the May 1997 Amendment, the Company repurchased these rights from Universal.

     In 1999 the Company commenced negotiations with Universal Studios relating to an agreement for the distribution of certain of its Harveytoons episodes in the domestic home video market, plus the release of certain other projects to be produced for the domestic direct-to-video market. The agreement has not yet been completed, but Universal Studios in 1999 released two of the Company's Harveytoons episodes in the domestic video market and expects to release the new Casper direct-to-video animated feature in the domestic market in the fall of 2000.

     Merchandising. Pursuant to the Universal Studios Distribution Agreement, Universal Studios had the right to act as the exclusive worldwide licensing agent of the Company with respect to all merchandising exploitation of the Company's characters. Most of these rights expired in April 1996. Pursuant to the Universal Settlement Agreement, Universal Studios' only remaining merchandising rights are certain rights to exploit movie merchandising related to Casper and Casper Characters appearing in permitted feature pictures which feature or refer in the title to Casper or Casper Characters during merchandising windows associated with such pictures (such windows are exclusive except that, during a window, the Company may enter into new licenses with a term beginning after the window ends and pre-existing licenses between the Company and third parties are not affected by a window).

     Theme Parks. Under the Universal Settlement Agreement, Universal Studios has the exclusive right to exploit Casper and the Casper Characters and products in theme parks in the United States, provided, however, that in certain circumstances the Company has limited rights to exploit Casper and the Casper Characters and products in Harvey owned theme parks more than 150 miles away from any Universal Studios' theme park. Harvey retains "special appearance" rights for its characters in all locations outside California and Florida. Additionally, if Universal Studios exploits Casper or the Casper Characters and/or products in a major attraction in a theme park in the United Kingdom, France and Japan, Universal Studios shall have exclusive theme park exploitation rights in that country as long as the character or product is a principal element in an attraction there; thereafter, Universal Studios shall have non-exclusive rights. (Universal Studios is not currently exploiting Casper or the Casper Characters in theme parks in the United Kingdom, France or Japan). Universal Studios has non- exclusive rights to exploit Casper and the Casper Characters and products in theme parks in the rest of the world. Prior to the May 1997 Amendment, Universal Studios held these rights with respect to all of the Company's characters. The Company is negotiating with Universal Studios with respect to certain limited rights of the Company to use the Casper Characters to stroll throughout theme parks in the United States.

     Security Interest. In order to secure Universal Studios' rights under the Universal Studios Distribution Agreement, the Company granted to Universal Studios security interests in the rights it acquired. After the May 1997 Amendment, this security interest continues with respect to the Casper Characters only.

     Lease. The Company entered into a short-term sublease with MCA Records (a subsidiary of Universal Studios) on September 22, 1996 for 3,000 square feet of space at its Santa Monica premises for a monthly rental of approximately $7,000 until October 1997 at which time it increased to $7,500 until September 1999. The lease has been extended to October 2001 at a monthly lease rate of approximately $12,000.

PRUDENTIAL SECURITIES INC.

     On April 7, 1999 the Company entered into a Stock Purchase Agreement by and among the Company and Michael R. Burns, Roger A. Burlage, Ken Slutsky and the Kushner-Locke Company pursuant to which the Company issued and sold 170,000 shares of its Series A Preferred Stock and warrants to purchase up to 2,400,000 shares of the Company's Common Stock (the "1999 Refinancing"). In connection with the 1999 Refinancing, Prudential Securities Inc. received fees of approximately $450,000 for advisory services rendered. Michael R. Burns, a Director of the Company, was a Managing Director of Prudential Securities Inc. at the time of the transaction.

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

     In March 1998, in connection with their employment by the Company, the Company granted Messrs. Scotti, Hope and Breijo five-year warrants to purchase, in the aggregate, 200,000 shares of Common Stock. The warrants became exercisable immediately and have an exercise price of $12.75 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the warrants were issued). In April 1998 the Company also granted Messrs. Scotti, Hope and Breijo options under the Company's 1997 Stock Option Plan to purchase, in the aggregate, 50,000 shares of Common Stock. The options became exercisable immediately and have an exercise price of $12.6875 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the options were granted). Under the Management Agreement, the Company agreed to indemnify Global Media against all losses except those occasioned by Global Media's gross negligence or willful misconduct. The Management Agreement had an initial term of six months. In July 1998, the Management Agreement was extended for an additional six month term through December 23, 1998. At that time the Company granted to Messrs. Scotti, Hope and Breijo options under the Company's 1997 Stock Option plan to purchase, in the aggregate 100,000 shares of the Company's Common Stock. The options became exercisable immediately and have an exercise price of $9.63 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the options were granted).

     From the expiration of the extension in December 1998 through April 1999, Global Media provided services to the Company on a month-to-month basis on the same terms and conditions as set forth in the Management Agreement, as extended. In April 1999 Messrs. Scotti and Hope resigned from their Interim Management positions.

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

     On April 26, 1999, in connection with the issuance and sale of the Series A Preferred Stock and Warrants in the Stock Purchase, the Company entered into a Registration Rights Agreement (the "1999 Agreement") with Michael R. Burns, Roger A. Burlage, Al Checchi, Ken Slutsky and The Kushner-Locke Company (the "Holders"). The 1999 Agreement gives the Holders certain demand and piggyback registration rights commencing on the date that is 18-months following the issuance and sale of the Series A Preferred Stock and the Warrants to register the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

Exhibit Number Description

3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company's Registration Statement No. 33-63363-LA)

3.2 First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement No. 33-63363-LA)

3.3 Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company's Registration Statement No. 33-63363-LA)

3.4 First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company's Registration Statement No. 33-63363-LA)

3.5 Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated April 26, 1999)

4 Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company's Registration Statement No. 33-63363-LA)

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

10.3 Memorandum of Distribution Agreement, dated as of December 7, 1990, by and among the Company, Harvey and MCA (portions of which have been filed under a confidentiality request) (incorporated herein by reference to Exhibit 10.13 of Company's Registration Statement No. 33-63363-LA)

10.5 1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company's Registration Statement No. 33-63363-LA)

10.6 Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company's Registration Statement No. 33-63363-LA)

10.7 Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration Statement No. 33-63363-LA)

10.13 September 28, 1993, Amendment to Memorandum of Distribution Agreement dated December 7, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1993)

10.14 Office Lease between Company and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

10.15 Revolving Loan and Security Agreement between Company and City National Bank dated October 27, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

10.16 1994 Stock Option Plan (incorporated by reference to the Company's 1994 definitive Proxy Statement)

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

          Anthony J. Scotti (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.49 Stock Option Agreement Services dated April 13, 1998 between the Company and Michael S. Hope (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.50 Stock Option Agreement Services dated April 13, 1998 between the Company and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.51 Termination and Consulting Agreement and Mutual General Release dated April 17, 1998 between the Company on one hand, and Gregory M. Yulish, Jane McGregor and JEM Entertainment, Inc., on the other (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.52 Multi-Agreement No 6 dated June 1, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.53 Extension to the Management Consulting Agreement dated July 22, 1998 between the Company and Global Media Management Group, LLC (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (portions of which have been redacted and filed under a confidentiality request))

10.54 Agreement dated September 18, 1998 between the Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (portions of which have been redacted and filed under a confidentiality request)

10.55 Consulting Agreement dated May 1, 1998 between the Company and Matty Simmons Productions. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1998)

10.56 Publishing Distribution Agreement dated June 23, 1998 between the Company and Warner Publisher Services, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)

10.57 Video Distribution Letter Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)

10.58 Video Distribution Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)

10.59 Multi-Agreement No. 7 dated December 11, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1998)

10.60 Extension Letter dated March 31, 1999 between the Company and City National Bank. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)

10.61 Stock Purchase Agreement dated as of April 7, 1999 by and among the Company, Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 26, 1999)

10.62     Warrant Agreement dated as of April 26, 1999 among the Company, Roger
          A. Burlage, Michael R. Burns, The Kushner-Locke Company, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated April 26, 1999)

10.63 Registration Rights Agreement dated as of April 26, 1999 by and among the Company, The Kushner-Locke Company, Roger A. Burlage, Michael R. Burns, Al Checchi and Ken Slutsky (incorporated by reference to
          Exhibit 10.3 of the Company's Form 8-K dated April 26, 1999)

10.64 Registration Rights Agreement dated as of April 26, 1999 by and between The Kushner-Locke Company and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated April 26,
          1999)

10.65 Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit
          10.5 of the Company's Form 8-K dated April 26, 1999)

10.66 Employment Agreement dated as of April 26, 1999 between the Company and Ronald B. Cushey (incorporated by reference to Exhibit 10.61 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.67 Employment Agreement dated as of April 26, 1999 between the Company and Eric S. Mischel (incorporated by reference to Exhibit 10.62 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.68 Note Payable Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.63 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.69 Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez

         (incorporated by reference to Exhibit 10.64 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.70 Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.71 Employment Agreement dated as of October 4, 1999 between the Company and Glenn Weisberger (incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)

10.72 Acquisition letter if intent dated September 24, 1999 between the Company and PM entertainment Group, Inc. (incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)

10.73 Settlement and Mutual Release Agreement dated as of March 13, 2000 among the Company and Dorothy Oriolo, Donald Oriolo, Joan Gersh and Joseph Donald Oriolo*

10.74 Undated Amended and Restated Memorandum of Distribution Agreement by and between the Company and Universal Studios (portions of which have been filed under a confidentiality request)*

10.75 Undated Amendment to Merchandising Deal by and between the Company and Universal Studios (portions of which have been filed under a confidentiality request)*

10.76 Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership*

16 Letter of Deloitte & Touche LLP re: change in certifying accountant (incorporated by reference to Exhibit 16 of the Company's Form 8-K dated June 25, 1999)

21 List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)

23.1      Consent of Deloitte & Touche LLP*

27        Financial Data Schedules

99.1 Press release of the Company dated April 27, 1999 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated April 26,
          1999)

* Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE HARVEY ENTERTAINMENT COMPANY

Date: April 12, 2000             By: /s/  Roger A. Burlage
                                     ---------------------------------------
                                 Name: Roger A. Burlage
                                 Title: Chairman and Chief Executive Officer

Date: April 12, 2000             By: /s/  Ronald B. Cushey
                                     ----------------------------------------
                                 Name: Ronald B. Cushey
                                 Title: Executive Vice President and Chief
                                        Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                  TITLE                   DATE
       ---------                  -----                   ----


/s/ Michael R. Burns             Director              April 12, 2000
--------------------------
Michael R. Burns


/s/ Michael S. Doherty           Director              April 12, 2000
--------------------------
Michael S. Doherty


/s/ Meyer Gottlieb               Director              April 12, 2000
--------------------------
Meyer Gottlieb


/s/ Gary M. Gray                 Director              April 12, 2000
--------------------------
Gary M. Gray