Form 10-Q
period 2000-03-31
HARVEY ENTERTAINMENT CO
filed 2000-05-19
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2000

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________to_________

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

11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064
--------------------------------------------------------------------------------
(Address of principal executive offices)


Registrant's phone number, including area code    (310) 444-4100
                                                --------------------

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

                                              YES   [X]   NO
                                                  ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at May 15, 2000
----------------                       --------------------------------------
Common Stock, no par value             4,549,441 (7,551,515 shares, including
                                       3,002,074 shares into which the Series A
                                       Preferred Stock could be converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


INDEX
--------------------------------------------------------------------------------


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:


         Condensed Consolidated Balance Sheets - March 31, 2000 (Unaudited) and
              December 31, 1999                                                                          1 - 2

         Condensed Consolidated Statements of Operations (Unaudited) - Three
              Months Ended March 31, 2000 and 1999                                                         3

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Three
              Months Ended March 31, 2000 and 1999                                                       4 - 5

         Notes to Condensed Consolidated Financial Statements                                              6


     ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              7 - 9


PART II - OTHER INFORMATION                                                                               10


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         March 31,
                                                                           2000            December 31,
ASSETS                                                                  (Unaudited)           1999
                                                                        -----------        -----------
  Cash and cash equivalents                                             $ 2,167,000        $ 5,825,000

  Marketable securities                                                   1,846,000          2,037,000

  Other investments                                                         500,000               --

  Accounts receivable, net of allowance for doubtful accounts
    of $287,000 and $235,000 in 2000 and 1999, respectively                 690,000            634,000

  Prepaid expenses and other assets                                       1,011,000            907,000

  Income tax receivable                                                     540,000            540,000

  Film inventory, net of accumulated amortization of $9,124,000
    and $9,124,000 in 2000 and 1999, respectively                        11,819,000          9,398,000

  Fixed assets, net of accumulated depreciation of $793,000
    and $755,000 in 2000 and 1999, respectively                             489,000            432,000

  Goodwill, net of accumulated amortization of $1,384,000
    and $1,352,000 in 2000 and 1999, respectively                         1,211,000          1,243,000

  Trademarks, copyrights and other intangibles net of
    accumulated amortization of $462,000 and $401,000 in
    2000 and 1999, respectively                                           1,247,000          1,283,000
                                                                        -----------        -----------

TOTAL ASSETS                                                            $21,520,000        $22,299,000
                                                                        ===========        ===========


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     March 31,
                                                                                       2000              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                (Unaudited)              1999
                                                                                   -------------        -------------

LIABILITIES:

  Accounts payable and accrued expenses                                             $    569,000         $    440,000

  Accrued marketing expenses                                                             892,000            1,200,000

  Participations payable                                                                 664,000              556,000

  Accrued rent                                                                            56,000               37,000
                                                                                    ------------         ------------

          Total liabilities                                                            2,181,000            2,233,000
                                                                                    ------------         ------------

Series A convertible preferred stock, $100 stated value, 300,000 shares authorized, 203,000 and 199,000 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively, liquidation preference of $20,264,000 and $19,915,000 at March 31, 2000 and
   December 31, 1999, respectively                                                    16,725,000           16,376,000
                                                                                    ------------         ------------
STOCKHOLDERS' EQUITY:

   Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares
     have been designated as Series A convertible preferred stock)                           --                   --

   Common stock, no par value, 30,000,000 shares
     authorized, 4,187,000 issued and outstanding                                     22,268,000           22,268,000

   Additional paid in capital                                                          4,523,000            4,523,000

   Accumulated other comprehensive loss                                               (3,228,000)          (3,037,000)

   Accumulated deficit                                                               (20,949,000)         (20,064,000)
                                                                                    ------------         ------------
          Total stockholders' equity                                                   2,614,000            3,690,000
                                                                                    ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 21,520,000         $ 22,299,000
                                                                                    ============         ============



          See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    -------------------------------
                                                                         2000                1999
                                                                    -----------         -----------

OPERATING REVENUES:
  Merchandising and licensing                                       $   882,000         $   430,000
  Publishing                                                               --               132,000
                                                                    -----------         -----------

           Net operating revenues                                       882,000             562,000
                                                                    -----------         -----------
OPERATING EXPENSES:
  Cost of sales                                                         206,000             303,000
  Selling, general and administrative expenses                        1,143,000           2,311,000
  Amortization of film inventory                                           --               250,000
  Amortization of goodwill, trademarks, copyrights and other             93,000              57,000
  Depreciation expense                                                   38,000              53,000
                                                                    -----------         -----------

           Total operating expenses                                   1,480,000           2,974,000
                                                                    -----------         -----------
LOSS FROM OPERATIONS                                                   (598,000)         (2,412,000)

OTHER (EXPENSES)/INCOME                                                  (2,000)             22,000
INTEREST INCOME/(EXPENSE), NET                                           64,000             (19,000)
                                                                    -----------         -----------
NET LOSS                                                            $  (536,000)        $(2,409,000)

Preferred stock dividends                                              (349,000)               --
                                                                    -----------         -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                          $  (885,000)        $(2,409,000)
                                                                    ===========         ===========
NET LOSS PER SHARE OF COMMON STOCK:
  Basic and Diluted                                                 $     (0.21)        $     (0.58)
                                                                    ===========         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                                                   4,187,000           4,187,000
                                                                    ===========         ===========



          See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ------------------------------
                                                                                    2000              1999
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (536,000)      $(2,409,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Write-off of accounts receivable                                                      --             200,000
  Depreciation                                                                        38,000            53,000
  Amortization of film inventory                                                        --             250,000
  Amortization of goodwill, trademark, copyrights and other                           93,000            57,000
Changes in operating assets and liabilities:
  Other investments                                                                 (500,000)             --
  Accounts receivable, net                                                           (56,000)          128,000
  Prepaid expenses and other assets                                                 (104,000)            6,000
  Income taxes receivable, net of income taxes payable                                  --              24,000
  Investment in film inventory                                                    (2,421,000)          104,000
  Accounts payable and accrued expenses                                              129,000          (163,000)
  Accrued marketing expense                                                         (308,000)             --
  Participations payable                                                             108,000          (102,000)
  Accrued rent and other liabilities                                                  19,000            (4,000)
                                                                                 ------------      ------------

           Net cash used in operating activities                                  (3,538,000)       (1,856,000)
                                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                                (95,000)           (6,000)
  Investments in trademarks and copyrights                                           (25,000)         (145,000)
                                                                                 ------------      ------------

           Net cash used in investing activities                                    (120,000)         (151,000)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                                        --              56,000
  Repayment on line of credit, net                                                      --           1,500,000
                                                                                 ------------      ------------
           Net cash provided by financing activities                                    --           1,556,000
                                                                                 ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (3,658,000)         (451,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                     5,825,000           451,000
                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, End of period                                         $ 2,167,000       $      --
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

                                  (continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -----------------------------
                                                                                    2000            1999
                                                                                ------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

 Cash received/(paid) during the quarter for:
      Interest                                                                     $ 64,000        $(19,000)
      Income taxes                                                                 $   --          $(18,000)


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the consolidated results of operations and consolidated cash flows for the three month periods ended March 31, 2000 and 1999.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of 1999 amounts have been made in order to conform with the 2000 financial statement presentation.

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

NET INCOME (LOSS) PER SHARE - Basic earnings per share is based upon the net earnings applicable to common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and warrants only in the periods in which such effect would be dilutive.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS FOR THE COMPANY

STRATEGIC ACQUISITION

On September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The PM Entertainment acquisition closed effective as of April 3, 2000. The purchase price consisted of $10,000,000, $6,500,000 of which was paid in cash at closing and the balance provided through the issuance by the Company of: (1) $1,450,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000. No financial results from the operations of PM Entertainment are included in the Company's accompanying Condensed Consolidated Financial. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

The Company's business plan is in the process of being implemented. Thus any possible results will not be realized until subsequent periods, if ever.

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

Revenues - Net merchandising and licensing revenues were $882,000 and $430,000 in 2000 and 1999, respectively, an increase of $452,000. In 2000, $500,000 of revenues were generated from the licensing of the Richie Rich character for use in an internet company's website. The merchandising revenues in 2000 and 1999 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters or the potential acquisition of new characters.

Net publishing revenues related to the Company's former monthly magazine were zero in 2000 and $132,000 in 1999. Publishing sales in 1999 were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also included sales of advertising space and subscriptions to the Company's magazine. The publication of the magazine was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations.

Cost of Sales - Merchandising costs of sales were $206,000 and $170,000 in 2000 and 1999, respectively. The increase in cost of sales is due to an increase in merchandising activity in 2000.

Publishing costs of sales were zero in 2000 and $133,000 in 1999.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,143,000 and $2,311,000 for 2000 and 1999, respectively, a decrease of $1,168,000. The decrease in selling, general and administrative expenses in 2000 is primarily due to lower costs incurred for consulting services throughout the year and an overall decrease in other overhead expenses.

Depreciation and Amortization - Depreciation expense was $38,000 and $53,000 in 2000 and 1999, respectively. The decrease in depreciation was due to the writeoff of certain related leasehold improvements. Amortization of the film library was zero and $250,000 in 2000 and 1999, respectively. Included in the 1999 film amortization amount is related to the recognition of an additional writeoff of the 1999 direct-to-video, "Baby Huey's Great Easter Adventure." Amortization of trademarks, copyrights and other was $61,000 in 2000 and $25,000 in 1999. Amortization of goodwill was $32,000 in both 2000 and 1999.

Other (Expense)/Income - Other (expenses)/income was $(2,000) and $22,000 in 2000 and 1999, respectively. Other income in 1999 resulted primarily from currency exchange rate adjustments.

Interest Income/(Expense), Net - was $64,000 and ($19,000) in 2000 and 1999, respectively. Interest income in 2000 is primarily a result of the investment of capital into money market funds. Interest expense in 1999 was a result of financing charges related to the outstanding City National Bank Line of Credit balance as of March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,538,000 and $1,856,000 in 2000 and 1999, respectively. The increase in cash used in operating activities was primarily due to the increase in film production activity.

Net cash used in investing activities was $120,000 and $151,000 in 2000 and 1999, respectively.

Net cash provided by financing activities was zero and $1,556,000 in 2000 and 1999, respectively. The cash provided by financing activities in 1999 resulted from the cash borrowings from the Company's line of credit.

Effective as of April 3, 2000 the Company entered into a new five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank (the "Chase Credit Facility") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Chase Credit Facility are limited to $15,000,000 until additional participant lenders are added to the Chase Credit

Facility, at which time the borrowings available will be increased, up to a maximum of $25,000,000. Borrowings under the Chase Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are secured by substantially all of the assets of the Company and PM Entertainment. Interest is payable on the outstanding borrowings under the Chase Credit Facility at the rate of either 1.5% per annum above the prime rate (as defined in the Chase Credit Facility) or 2.5% per annum above the London Interbank Offered Rate, at the Company's election. The Chase Credit Facility requires the Company to meet certain financial ratios.

On September 24, 1999, the Company signed a letter of intent for the acquisition of all of the outstanding stock of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The closing of the PM Entertainment acquisition occurred effective as of April 3, 2000. The purchase price consisted of $10,000,000, $6,500,000 of which was paid in cash at closing and the balance provided through the issuance by the Company of: (1) $1,450,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000. PM Entertainment operates out of a 120,000 square foot office, production and post-production facility located just outside the Los Angeles area. As part of the PM Entertainment acquisition, the Company has entered into a two-year lease arrangement with a purchase option for the facilities. No financial results from the operations of PM Entertainment are included in the Company's accompanying Condensed Consolidated Financial Statements. In accordance with the Accounting Principles Board Opinion No. 16 ("APB 16"), this acquisition will be accounted for under the purchase method of accounting.

Management believes that the Company's current and anticipated sources of working capital will provide adequate liquidity for the Company's operating financial needs for at least the next twelve months. In addition to the acquisition of PM Entertainment noted above, from time to time the Company considers acquisition and investment possibilities, including film libraries and companies ancillary to the Company's business, subject to the availability of financing, as necessary. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings or on terms acceptable to the Company.

INFLATION AND SEASONALITY

Inflation has not been material to the Company during the past five years.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

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

ITEM 2. - Changes in Securities and Use of Proceeds

          None

ITEMS 3. and 4. are omitted as not applicable.

ITEM 5. - Other Information None

ITEM 6. - Exhibits and Reports and Form 8-K

   ITEM 6. (A) - Exhibit 10.82  Credit, Security, Guaranty and Pledge Agreement
                                dated as of April 3, 2000 among the Company, the other Borrowers referred to therein, the Guarantors referred to therein, the Lenders referred to therein and The Chase Manhattan Bank as Administrative Agent and Issuing Bank

                 Exhibit 27     Financial Data Schedule (Electronic Filing Only)

   ITEM 6. (B) - Reports on Form 8-K
                 None

                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE HARVEY ENTERTAINMENT COMPANY
                    AND SUBSIDIARIES (Registrant)


May 19, 2000       /s/Ronald B. Cushey
                   -------------------------------
                   Name: Ronald B. Cushey
                   Title: Executive Vice President and Chief Financial Officer