Form 10QSB/A
period 1999-06-30
HARVEY ENTERTAINMENT CO
filed 2000-08-11
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         ------------    ------------

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

                                               YES    X            NO
                                                  ---------          -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                  Outstanding at August 2, 1999
------------                            4,186,941 (6,705,459 shares, including
Common Stock, no par value              2,518,518 shares into which the Series A
                                        Preferred Stock could be converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

INDEX
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

     Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                                     1-2

     Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 1999
        and 1998                                                                                                      3

     Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998                        4

     Notes to Condensed Consolidated Financial Statements                                                            5-8


   ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                             9-14


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                                                        15

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                15

   ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                                                       15-16


PART I - FINANCIAL INFORMATION

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                      JUNE 30,
ASSETS                                                                  1999                   JUNE 30,             DECEMBER 31,
                                                              (AS RESTATED-SEE NOTE 3)           1999                   1998
                                                                    (UNAUDITED)              (UNAUDITED)
                                                              ------------------------   -------------------    ------------------
  Cash and cash equivalents                                            $ 9,889,000               $ 9,475,000           $   451,000

  Marketable securities                                                  3,048,000                 3,048,000                    --

  Accounts receivable, net of allowance for doubtful accounts
    of $491,000 and $298,000 in 1999 and 1998, respectively              1,158,000                 1,158,000             1,689,000

  Prepaid expenses and other assets                                        369,000                   143,000               541,000

  Income tax receivable                                                    542,000                   542,000               567,000

  Film library, net of accumulated amortization of $7,144,000
    and $6,894,000 in 1999 and 1998, respectively                       10,519,000                10,519,000            10,873,000

  Furniture and equipment, net of accumulated
    depreciation of $766,000 and $658,000 in 1999 and 1998,
    respectively                                                           401,000                   401,000               501,000

  Goodwill, net of accumulated amortization of $1,287,000
    and $1,222,000 in 1999 and 1998, respectively                        1,309,000                 1,309,000             1,373,000

  Trademarks and copyrights, net of accumulated
    amortization of $319,000 and $266,000 in 1999 and 1998,
    respectively                                                         1,207,000                 1,207,000             1,039,000
                                                                       -----------               -----------           -----------

TOTAL                                                                  $28,442,000               $27,802,000           $17,034,000
                                                                       ===========               ===========           ===========

See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                      JUNE 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999               JUNE 30,
                                                              (AS RESTATED-SEE NOTE 3)       1999               DECEMBER 31,
                                                                    (UNAUDITED)           (UNAUDITED)               1998
                                                                 ------------------    ----------------       ----------------

LIABILITIES:

Accounts payable and accrued expenses                                   $   953,000         $   953,000           $   871,000

Participations payable                                                      750,000             750,000               861,000

Accrued marketing expenses                                                1,200,000           1,200,000             1,200,000

Derivative financial instruments                                            374,000                   --                   --

Note payable                                                              2,049,000           2,049,000                    --

Line of credit                                                                   --                  --               250,000

Accrued rent and other liabilities                                          150,000             150,000               170,000
                                                                        -----------         -----------           -----------

        Total liabilities                                                 5,476,000           5,102,000             3,352,000
                                                                        -----------         -----------           -----------


 Series A convertible preferred stock, $100 stated value,
 170,000 shares issued and outstanding at June 30, 1999,
 liquidation preference of $17,212,000 at June 30, 1999                  12,684,000          12,684,000                    --
                                                                        -----------         -----------           -----------


STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares
   authorized (170,000 shares have been designated as                            --                  --                   --
   Series A preferred)

  Common stock, no par value, 10,000,000 shares authorized,
   4,187,000 issued and outstanding at June 30, 1999 and
   December 31, 1998                                                     22,160,000          22,160,000           22,160,000

  Additional paid in capital                                              3,947,000           3,947,000                   --

  Accumulated other comprehensive income                                 (2,027,000)         (3,178,000)                  --

  Accumulated deficit                                                   (13,798,000)        (12,913,000)          (8,478,000)
                                                                       ------------        ------------          -----------

          Total stockholders' equity                                     10,282,000          10,016,000           13,682,000
                                                                       ------------        ------------         ------------

TOTAL                                                                  $ 28,442,000        $ 27,802,000         $ 17,034,000
                                                                       ============        ============         ============

See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                       Three Month Ended                               Six Month Ended
                                         JUNE 30, 1999                                  JUNE 30, 1999
                                        (AS RESTATED-)       THREE MONTHS ENDED        (AS RESTATED -)       SIX MONTHS ENDED
                                          SEE NOTE 3              JUNE 30,                SEE NOTE 3             JUNE 30,
                                       --------------  -------------------------------  -------------  -----------------------------
                                                            1999            1998                            1999           1998

OPERATING REVENUES:
  Filmed entertainment                 $           -   $           -   $       20,000   $          -   $          -   $     105,000
  Merchandising                              364,000         364,000          400,000        794,000        794,000       1,175,000
  Publishing                                  (3,000)         (3,000)               -        129,000        129,000               -
                                       --------------  --------------  ---------------  -------------  -------------  -------------

           Net operating revenues            361,000         361,000          420,000        923,000        923,000      1,280,000
                                       --------------  --------------  ---------------  -------------  -------------  -------------

OPERATING EXPENSES:
  Cost of sales                              561,000         561,000          418,000      1,384,000      1,384,000       1,556,000
  Selling, general and administrative      1,245,000       1,245,000        1,636,000      3,286,000      3,286,000       4,290,000
    expenses
  Amortization of intangibles                 58,000          58,000           39,000        117,000        117,000         104,000
  Depreciation expense                        55,000          55,000           32,000        108,000        108,000          66,000
                                       --------------  --------------  ---------------  -------------  -------------  -------------

           Total operating expenses        1,919,000       1,919,000        2,125,000      4,895,000      4,895,000       6,016,000
                                       --------------  --------------  ---------------  -------------  -------------  -------------

LOSS FROM OPERATIONS                      (1,558,000)     (1,558,000)      (1,705,000)    (3,972,000)    (3,972,000)    (4,736,000)
OTHER EXPENSES                              (714,000)              -                -       (714,000)             -               -
OTHER INCOME                                 210,000         381,000           72,000        235,000        405,000        106,000
STOCK BASED COMPENSATION                           -               -         (367,000)             -              -       (800,000)
INTEREST EXPENSE                             (38,000)        (38,000)               0        (57,000)       (57,000)              -
                                       --------------  --------------  ---------------  -------------  -------------  -------------

LOSS BEFORE INCOME TAX BENEFIT         $  (2,100,000)  $  (1,215,000)  $   (2,000,000)  $ (4,508,000)   $(3,624,000)   $ (5,430,000)

INCOME TAX BENEFIT                                 -               -          797,000              -              -       2,168,000
                                       --------------  --------------  ---------------  -------------  -------------  -------------

NET LOSS                               $  (2,100,000)  $  (1,215,000)  $   (1,203,000)  $ (4,508,000)   $(3,624,000)  $ (3,262,000)
                                       ==============  ==============  ===============  =============  =============  =============

Net loss                               $  (2,100,000)  $  (1,215,000)  $   (1,203,000)  $ (4,508,000)   $(3,624,000)  $ (3,262,000)
Preferred stock dividends and
   amortization of beneficial               (810,000)       (810,000)               -       (810,000)      (810,000)              -
   conversion feature                  --------------  --------------  ---------------  -------------  -------------  -------------

Net loss applicable to common stock    $  (2,910,000)  $  (2,025,000)  $   (1,203,000)  $ (5,318,000)   $(4,434,000)  $ (3,262,000)
                                       ==============  ==============  ===============  =============  =============  =============

NET LOSS PER SHARE OF COMMON STOCK:
  Basic and Diluted                    $       (0.70)  $       (0.48)  $        (0.29)  $      (1.27)   $     (1.06)   $     (0.83)
                                       ==============  ==============  ===============  =============  =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                        4,187,000       4,187,000        4,174,000      4,187,000       4,187,000      3,908,000
                                       ==============  ==============  ===============  =============  =============  =============


See accompanying notes to condensed consolidated financial statements.


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED
                                                                            JUNE 30, 1999
                                                                           (AS RESTATED -           SIX MONTHS ENDED
                                                                             SEE NOTE 3)                 JUNE 30,
                                                                         -----------------    -----------------------------
                                                                                                      1999             1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (4,508,000)    $(3,624,000)     $ (3,262,000)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Premium on derivative financial instruments, net                             555,000               -                 -
     Depreciation                                                                 108,000         108,000            66,000
     Amortization of film library, goodwill, trademarks
       and copyrights and other                                                   366,000         366,000           623,000
     Deferred income taxes                                                              -               -        (2,211,000)
     Stock based compensation                                                           -               -           800,000
 Changes in operating assets and liabilites:
   Accounts receivable, net                                                       531,000         531,000         2,155,000
   Prepaid expenses and other assets                                              170,000         397,000          (128,000)
   Income taxes receivable, net of income taxes payable                            25,000          25,000        (1,318,000)
   Account payable and accrued expenses                                            82,000          82,000          (826,000)
   Participations payable                                                        (111,000)       (111,000)                -
   Accrued rent and other liabilities                                             (20,000)        (20,000)           56,000
                                                                              -----------     -----------      ------------
            Net cash used in operating activities                              (2,802,000)     (2,246,000)       (4,045,000)
                                                                              -----------     -----------      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                             (9,000)         (9,000)         (130,000)
   Investments in trademarks, copyrights
     and film library                                                            (115,000)       (115,000)         (249,000)
                                                                              -----------     -----------      ------------
            Net cash used in investing activities                                (124,000)       (124,000)         (379,000)
                                                                              -----------     -----------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options,
     net of tax effect                                                                   -               -        3,722,000
   Borrowings on line of credit                                                 1,750,000       1,750,000                 -
   Repayment on line of credit                                                 (2,000,000)     (2,000,000)                -
   Net proceeds from issuance of convertible
     preferred stock                                                            9,595,000       9,595,000                 -
   Proceeds from issuance of note payable                                       2,049,000       2,049,000                 -
   Proceeds from sale of derivative financial
     instruments, net                                                             970,000               -                 -
                                                                              -----------     -----------      ------------
   Net cash provided by financing activities                                   12,364,000      11,394,000         3,722,000
                                                                              -----------     -----------      ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           9,438,000       9,024,000          (702,000)

 CASH AND CASH EQUIVALENTS, Beginning of period                                   451,000         451,000         6,316,000
                                                                              -----------     -----------      ------------

 CASH AND CASH EQUIVALENTS, End of period                                     $ 9,889,000     $ 9,475,000      $  5,614,000
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid (received) during the year for:
            Interest                                                          $    32,000     $    32,000               $ -
            Income taxes                                                      $   (21,000)    $   (21,000)     $    775,000
                                                                              ===========     ===========      ============

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

Net Loss Per Share: Net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive. Net loss per share information has been determined on the basis of 4,187,000 weighted average number of shares outstanding for the three and six month periods ended June 30, 1999 and 4,174,000 and 3,908,000 weighted average number of shares outstanding for the three and six month periods ended June 30, 1998, respectively. The net loss per common share for the three and six month periods ended June 30, 1999 gives effect to stock dividends of $212,000 and the amortization of the beneficial conversion feature of $598,000 related to the Series A Preferred Stock issued on April 26, 1999 (See Note 2 - Equity Infusion).

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

Comprehensive Income: Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has reported an unrealized loss of approximately $2 million relating to the common stock of the Kushner-Locke Company, net of the gain on the sale of derivative financial instruments entered into to hedge against changes in the market value of such stock. Such loss was included as part of other comprehensive income for the quarter ended June 30, 1999.

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

NOTE 3 - RESTATEMENT OF QUARTERLY INFORMATION

The Company has restated filings on Form 10-QSB for the quarterly period ended June 30, 1999 for transactions related to derivative financial instrument in order to account for them in compliance with the provisions of Statement of Financial Accounting Standards (SFAS), No. 80 "Accounting for Futures Contracts" and SFAS, No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

The Company has entered into derivative financial instrument contracts for the purpose of minimizing risk associated with changes in the market value of the Company's investment in Kushner-Locke common shares (the "Hedged Security") that could adversely affect its results of operations and financial position if un-hedged. The company does not use derivative financial instruments for trading or speculative purposes.

In accordance with the terms of SFAS No. 80 and SFAS No. 115, any gain or loss on these derivative instruments would be offset against any unrealized gains or losses associated with the Hedged Security.

NOTE 4 - MARKETABLE SECURITIES

In connection with the 1999 Refinancing, the Company received approximately 470,000 common shares of Kushner-Locke fair valued for financial accounting purposes under U.S. GAAP at approximately $6.2 million. As of June 30, 1999, the market value of such shares was approximately $3.048 million. As the Company is currently holding the Kushner-Locke shares as available for sale securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the unrealized loss from this investment is being recorded in an unrealized holding loss account as a separate component of Stockholders' Equity.

NOTE 5 - NOTE PAYABLE

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

NOTE 6 - STOCK BASED COMPENSATION

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

Revenues - Net filmed entertainment revenues were $0 and $20,000 in 1999 and 1998. The 1998 revenues consisted of foreign broadcast license revenues from the Harvey Classic Film Library through the Company's prior foreign distributor, whose distribution agreement expired in November 1997. There were no such comparable revenues for 1999.

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

Cost of Sales - Cost of sales related to filmed entertainment revenues were $4,000 and $14,000 in 1999 and 1998, respectively. The cost of sales related to filmed entertainment for 1999 and 1998 were low due to sparse activity in both periods. Amortization of the film library was $0 and $4,000 in 1999 and 1998, respectively. There was no amortization in the current quarter as there were no revenues derived from the film library, which is amortized in accordance with the individual film forecast method.

Merchandising cost of sales were $386,000 and $404,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to slightly lower merchandising activity for the current quarter.

Publishing cost of sales were $171,000 in 1999.

Selling, General and Administrative Expenses - Selling, general and administrative expenses ("SG&A") were $1,245,000 and $1,636,000 for 1999 and 1998, respectively, a decrease of $391,000. The decrease in SG&A is primarily due to lower costs incurred for consulting services in the current quarter.

Depreciation and Amortization - Depreciation expense was $55,000 and $32,000 in 1999 and 1998. Amortization of trademarks and copyrights was $26,000 in 1999 and $7,000 in 1998. Amortization of goodwill was $32,000 in both 1999 and 1998.

Other Expenses - Other expenses were $714,000 and $0 in 1999 and 1998, respectively. The expense in 1999 represents the premium associated with purchase of derivative financial instruments.

Other Income - Other income was $210,000 and $72,000 in 1999 and 1998, respectively. The increase in other income was due to higher investment income from the sale of certain securities in the current quarter.

Income Taxes - Income tax benefit was $0 and $797,000 in 1999 and 1998, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's loss. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $542,000 at the end of the current quarter.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues - Net filmed entertainment revenues were $0 and $105,000 in 1999 and 1998, respectively. The 1998 revenues consisted of license fee revenues received from Fox Kids' Network for the "Casper" animated episodes and from foreign broadcast license revenues for the Harvey Classic Film Library, distributed through the Company's prior foreign distributor through November 1997. There were no such comparable revenues for 1999.

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

Cost of Sales - Cost of sales relating to filmed entertainment revenues were $256,000 and $754,000 in 1999 and 1998, respectively. The decrease in costs of sales is due to a decrease in filmed entertainment activity for the period. Amortization of the film library was $250,000 and $519,000 in 1999 and 1998, respectively. The amortization amount in 1999 reflects an additional estimated loss related to "Baby Huey's Great Easter Adventure", the live-action, direct-to-video produced in 1998, featuring the Company's classic character Baby Huey, and released in March 1999. The amortization amount in the 1998 period includes the write-off of $500,000 of previously capitalized product development costs due to uncertainties concerning the recoverability of such costs based on the Company's business plan contemplated in 1998. Additionally, 1998 cost of sales included a $150,000 adjustment in the carrying value of certain video inventory.

Merchandising cost of sales were $747,000 and $802,000 in 1999 and 1998, respectively. The decrease in merchandising costs is due to a decrease in merchandising activity for the period.

Publishing cost of sales were $381,000 in 1999.

Selling, General and Administrative Expenses - Selling, general and administrative expenses ("SG&A") were $3,286,000 and $4,290,000 for 1999 and 1998, respectively, a decrease of $1,004,000. The higher SG&A expenses in the 1998 period is primarily due to the effect of an approximate $500,000 provision relating to doubtful accounts from previously recognized guarantees from agents and licensees operating in the Pacific Rim territories and a $450,000 provision relating to the Company's prior participation interest in Universal Studio's Harvey-related merchandising business.

Depreciation and Amortization - Depreciation expense was $108,000 and $66,000 in 1999 and 1998, respectively. Amortization of trademarks, copyrights and other was $53,000 in 1999 and $40,000 in 1998. Amortization of goodwill was $64,000 in both 1999 and 1998.

Other Expenses - Other expenses were $714,000 and $0 in 1999 and 1998, respectively. The expense in 1999 represents the premium associated with purchase of derivative financial instruments.

Other Income - Other income was $235,000 and $106,000 in 1999 and 1998, respectively. The increase in other income was due to higher investment income from the sale of certain securities in the current quarter.

Income Taxes - Income tax benefit provision was $0 and $2,168,000 in 1999 and 1998, respectively. The income tax benefit for 1998 is due to the use of operating losses generated in 1998 against the deferred income tax liabilities and prior year operating income. A valuation allowance was established at the 1998 year end to reduce deferred income tax assets to the amount expected to be realized. At the end of the current quarter, an additional valuation allowance was established to offset the benefit generated by current quarter's losses. Realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $542,000 at the end of the current period.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,802,000 and $4,045,000 in 1999 and 1998, respectively. The reduction in cash used in operating activities was primarily due to the reduction of deferred tax liability and accounts receivable balances in 1998.

Net cash used in investing activities was $124,000 and $379,000 in 1999 and 1998, respectively. The decrease in cash used for investing activities was primarily due to less investment by the Company in its trademarks, copyrights and film library and purchase of less furniture and equipment in 1999.

Net cash provided by financing activities was $12,364,000 and $3,722,000 in the second quarter periods in 1999 and 1998, respectively. The increase is due to the cash proceeds from the 1999 Refinancing, sale of derivative financial instruments and the issuance of a subordinated note payable as described below.

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

Items 3 and 4 are omitted as not applicable.

Item 5    -    Other Information
               None

Item 6    -    Exhibits and Reports an Form 8-K

Item 6 (a)-    Exhibit 10.61*   Employment Agreement dated as of April 26, 1999
                                between the Company and Ronald B. Cushey

               Exhibit 10.62* Employment Agreement dated as of April 26, 1999 between the Company and Eric S. Mischel

               Exhibit 10.63* Note Payable Agreement dated as of June 30, 1999 between the Company and Paul Guez

               Exhibit 10.64* Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez

               Exhibit 10.65* Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez

               Exhibit 27       Financial Data Schedule (Electronic Filing Only)

               * Previously filed as an exhibit to the registrant's Form 10-Q filed on August 16, 1999.

Item 6 (b)-    Reports on Form 8-K

               Report filed on April 26, 1999 pursuant to Item 5 reporting the sale of $17 million of newly- issued Series A Preferred Stock by the Company.

               Report filed on June 25, 1999 pursuant to Item 4 reporting a change in the Company's certifying accountant.

                                   SIGNATURES

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        THE HARVEY ENTERTAINMENT COMPANY
                        (Registrant)


August 10, 2000          /s/ Glenn Weisberger
                         ---------------------------------------

                         Name: Glenn Weisberger
                         Title:  Executive Vice President and
                                 Acting Chief Financial Officer