Form 10QSB
period 2000-06-30
HARVEY ENTERTAINMENT CO
filed 2000-08-21
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2000

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               --------   -------

                         Commission File Number 0-23000


                        The Harvey Entertainment Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                           95-4217605
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employee
   incorporation or organization)                          Identification No.)


        11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's phone number, including area code          (310) 444-4100
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

                              YES [X]       NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 19, 2000
     ---------------                        ------------------------------
Common Stock, no par value              4,549,441 (7,603,997 shares, including
                                        3,054,556 shares into which the
                                        Series A and B Preferred Stock could be
                                        converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

INDEX
---------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                                                                   PAGE

         ITEM 1.  FINANCIAL STATEMENTS:


                  Condensed Consolidated Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999
                                                                                                                  1-2

                  Condensed Consolidated Statements of Operations (Unaudited) - Three and Six Months
                  Ended June 30, 2000 and 1999                                                                      3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June
                  30, 2000 and 1999                                                                               4-5

                  Notes to Condensed Consolidated Financial Statements                                            6-7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     8-13
         OPERATIONS

PART II - OTHER INFORMATION                                                                                     14-15

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                                                        June 30,        December 31,
                                                                          2000              1999
ASSETS                                                                 (Unaudited)
                                                                       -----------      -----------

  Cash and cash equivalents                                            $   806,000      $ 5,825,000

  Marketable securities                                                    680,000        2,037,000

  Accounts receivable, net of allowance for doubtful accounts
    of $727,000 and $235,000 in 2000 and 1999, respectively             14,963,000          634,000

  Prepaid expenses and other assets                                      2,377,000          907,000

  Income tax receivable                                                    642,000          540,000

  Film inventory, net of accumulated amortization of $12,327,000
    and $9,124,000 in 2000 and 1999, respectively                       24,916,000        9,398,000

  Fixed assets, net of accumulated depreciation of $885,000
    and $755,000 in 2000 and 1999, respectively                          2,016,000          432,000

  Goodwill, net of accumulated amortization of $1,426,000
    and $1,352,000 in 2000 and 1999, respectively                        1,380,000        1,243,000

  Trademarks, copyrights and other intangibles net of
    accumulated amortization of $488,000 and $401,000 in
    2000 and 1999, respectively                                          1,556,000        1,283,000
                                                                       -----------      -----------


TOTAL ASSETS                                                           $49,336,000      $22,299,000
                                                                       ===========      ===========

    See accompanying notes to consolidated financial statements.

                            (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------

                                                                                    June 30,          December 31,
                                                                                      2000                1999
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (Unaudited)
                                                                                  ------------       ------------
LIABILITIES:
  Accounts payable and accrued expenses                                           $  2,631,000       $    477,000

  Accrued marketing expenses                                                           892,000          1,200,000

  Participations and residuals payable                                               6,013,000            556,000

  Capital lease obligations                                                            126,000               --

  Deferred revenue                                                                   1,060,000               --

  Notes payable                                                                     19,910,000               --


                                                                                  ------------       ------------
          Total liabilities                                                         30,632,000          2,233,000
                                                                                  ------------       ------------

  Series A convertible preferred stock, $100 stated value, 300,000 shares authorized, 127,000 and 199,000 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively, liquidation preference of $12,687,000 and $19,915,000 at June 30, 2000 and
    December 31, 1999, respectively                                                 10,511,000         16,376,000
                                                                                  ------------       ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares
    have been designated as Series A convertible preferred stock)                         --                 --

  Series B convertible preferred stock, $100 stated value, 300,000 shares authorized, 79,000 shares issued and outstanding as at June 30,
    2000, liquidation preference of $7,932,000 at June 30, 2000                      7,971,000               --

  Common stock, no par value, 30,000,000 shares
    authorized, 4,549,000 issued and outstanding
    at June 30,2000 and 4,187,000 issued and outstanding at December 31, 1999       23,936,000         22,268,000

  Additional paid in capital                                                         4,011,000          4,523,000

  Accumulated other comprehensive income (loss)                                        180,000         (3,037,000)

  Accumulated deficit                                                              (27,905,000)       (20,064,000)
                                                                                  ------------       ------------

          Total stockholders' equity                                                 8,193,000          3,690,000
                                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 49,336,000       $ 22,299,000
                                                                                  ============       ============

      See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                            -----------------------------       -----------------------------
                                                                 2000             1999              2000              1999
                                                            -----------       -----------       -----------       -----------
OPERATING REVENUES
  Filmed entertainment                                      $ 4,845,000       $      --         $ 4,845,000       $      --
  Merchandising and licensing                                   270,000           364,000         1,152,000           794,000
  Publishing                                                       --              (3,000)             --             129,000
                                                            -----------       -----------       -----------       -----------

          Net operating revenues                              5,115,000           361,000         5,997,000           923,000
                                                            -----------       -----------       -----------       -----------

COST OF REVENUES
 Cost of sales                                                  403,000           561,000           610,000         1,134,000
 Amortization of film inventory                               3,203,000              --           3,203,000           250,000
                                                            -----------       -----------       -----------       -----------
        Total cost of revenues                                3,606,000           561,000         3,813,000         1,384,000

GROSS PROFIT/(LOSS)                                           1,509,000          (200,000)        2,184,000          (461,000)

OPERATING EXPENSES
 Selling, general and administrative expenses                 2,959,000         1,245,000         4,105,000         3,286,000
 Amortization of goodwill, trademarks, copyright
   and other                                                     66,000            58,000           159,000           117,000
 Depreciation expense                                            93,000            55,000           130,000           108,000
                                                            -----------       -----------       -----------       -----------
          Total operating expenses                            3,118,000         1,358,000         4,394,000         3,511,000

LOSS FROM OPERATIONS                                         (1,609,000)       (1,558,000)       (2,210,000)       (3,972,000)

GAIN/(LOSS) ON SALE OF SECURITIES                            (3,989,000)          210,000        (3,989,000)          235,000
OTHER EXPENSES                                                     --            (714,000)             --            (714,000)
INTEREST EXPENSE, NET                                          (433,000)          (38,000)         (369,000)          (57,000)
                                                            -----------       -----------       -----------       -----------

NET LOSS                                                    $(6,031,000)      $(2,100,000)      $(6,568,000)      $(4,508,000)

Preferred stock dividends                                      (355,000)         (810,000)         (703,000)         (810,000)
Excess of fair value of Series B convertible preferred
  stock issued less the carrying amount of Series A
  convertible preferred stock redeemed and the
  associated beneficial conversion feature on Series
  A convertible preferred stock redeemed                       (570,000)             --            (570,000)             --
                                                            -----------       -----------       -----------       -----------

NET LOSS APPLICABLE TO COMMON STOCK                         $(6,956,000)      $(2,910,000)      $(7,841,000)      $(5,318,000)
                                                            ===========       ===========       ===========       ===========

NET LOSS PER SHARE OF COMMON STOCK
 Basic and Diluted                                          $     (1.53)      $     (0.70)      $     (1.80)      $     (1.27)
                                                            ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic and Diluted                                            4,549,000         4,187,000         4,345,000         4,187,000
                                                            ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  -------------------------------
                                                                                      2000               1999
                                                                                  ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $ (6,568,000)      $ (4,508,000)
 Adjustments to reconcile net loss to net cash used in operating activities:

   Premium on derivative financial instruments, net                                       --              555,000
   Depreciation                                                                        130,000            108,000
   Amortization of film inventory                                                    3,203,000            250,000
   Amortization of goodwill, trademarks, copyrights and other                          159,000            117,000
   Loss on sale of marketable securities                                             3,989,000               --
 Changes in operating assets and liabilities:

   Marketable securities                                                              (500,000)              --
   Accounts receivable, net                                                           (226,000)           530,000
   Prepaid expenses and other assets                                                  (760,000)           170,000
   Income taxes receivable, net of income taxes payable                               (102,000)            25,000
   Accounts payable and accrued expenses                                             1,623,000             62,000
   Accrued marketing expense                                                          (308,000)              --
   Participations payable                                                             (767,000)          (111,000)
   Deferred revenue                                                                   (260,000)              --
                                                                                  ------------       ------------
            Net cash used in operating activities                                     (387,000)        (2,802,000)
                                                                                  ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                     1,085,000               --
   Investment in film inventory                                                     (6,051,000)              --
   Purchase of property and equipment                                                 (105,000)            (9,000)
   Investments in trademarks and copyrights                                           (357,000)          (115,000)
   Purchase of PM Entertainment                                                    (12,688,000)              --
                                                                                  ------------       ------------
            Net cash used in investing activities                                  (18,116,000)          (124,000)
                                                                                  ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on line of credit, net                                                       --             (250,000)
   Net proceeds from issuance of convertible preferred stock                              --            9,595,000
   Proceeds from bank loans                                                         13,500,000          2,049,000
   Proceeds from sale of derivative financial instruments, net                            --              970,000
   Capital lease obligation                                                            (16,000)              --
                                                                                  ------------       ------------
            Net cash provided by financing activities                               13,484,000         12,364,000
                                                                                  ------------       ------------

 NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                               (5,019,000)         9,438,000

 CASH AND CASH EQUIVALENTS, Beginning of period                                      5,825,000            451,000

                                                                                  ------------       ------------
 CASH AND CASH EQUIVALENTS, End of period                                         $    806,000       $  9,889,000
                                                                                  ============       ============

       See accompanying notes to consolidated financial statements
                               (continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :


 Cash received/(paid) during the quarter for:

Interest                                                          $ 22,000      $ 32,000
Income taxes                                                      $   --        $(21,000)

          See accompanying notes to consolidated financial statements

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND OPERATIONS - The Harvey Entertainment Company ("Harvey"), together with its wholly-owned subsidiaries Harvey Comics, Inc., Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), Baby Huey Productions, Inc. (recently renamed BHP Productions, Inc.), Shadow Hills Post LLC, Firetrap, Inc., Sunland Studios, Inc. and Inferno Acquisition Corp. (collectively the "Company") owns and exploits a library of widely recognized classic characters and other intellectual property assets, including a related film inventory of animated short features, and the Company produces action-adventure motion pictures primarily for the foreign market through its PM Entertainment subsidiary. Harvey is the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property and in 1993 Harvey completed its initial public offering of common stock. The roster of the Company's classic characters includes the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff, among many others.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three month periods ended June 30, 2000 and 1999 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and the consolidated results of operations and consolidated cash flows for the three month periods ended June 30, 2000 and 1999.

The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of 1999 amounts have been made in order to conform with the 2000 financial statement presentation.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of The Harvey Entertainment Company and its wholly owned subsidiaries, Harvey Comics, Inc., PM Entertainment, Baby Huey Productions, Inc., Shadow Hills Post LLC, Firetrap, Inc., Sunland Studios, Inc. and Inferno Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Comprehensive income for the 6 months ended June 30, 2000 was $180,000 of unrealized holding gains on marketable securities. Comprehensive loss for the 6 months ended June 30, 1999 was $2,027,000 of unrealized holding losses on marketable securities, net of unrealized gains on derivative financial instruments.

NET INCOME (LOSS) PER SHARE - Basic earnings per share is based upon the net earnings applicable to common shares outstanding during the period. Diluted earnings per share reflects the effect of the

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


assumed exercise of stock options and warrants only in the periods in which such effect would be dilutive.

NOTE 2 - ACQUISITION OF PEPIN/MERHI ENTERTAINMENT GROUP, INC.

On April 3, 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 362,500 common shares of the Company and a $2,050,000 subordinated note. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PM Entertainment are included with the results of the Company from the date of acquisition on April 3, 2000. Goodwill of $201,000 is being amortized over a period of 10 years.

The unaudited condensed pro forma results of operations below assume the PM Entertainment acquisition occurred at the beginning of the earliest period presented and were prepared based upon the historical consolidated statement of operation of the Company and PM Entertainment for the 6 months ended June 30, 2000 and 1999, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the combined results of operation of the Company and PM Entertainment that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

PRO FORMA INCOME STATEMENT DATA (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               6 Months Ended
                                                                   June 30,
                                                              ----------------
                                                                2000     1999
                                                              -------  -------
Revenues                                                      $12,258  $16,262

Net loss applicable to common stock                           $(8,045) $(5,258)

Net loss per share applicable to common stock:

  Basic and diluted                                           $ (1.77) $ (1.16)

                                   * * * * * *

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS FOR THE COMPANY

STRATEGIC ACQUISITION

On September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The PM Entertainment acquisition closed effective as of April 3, 2000. The purchase price consisted of $6,500,000 cash paid at closing and issuance by the Company of: (1) $1,668,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,200,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CREDIT FACILITY

Effective as of April 3, 2000 the Company entered into a new five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank ("Chase Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. The facility is secured by substantially all of the assets of the Company (including PM Entertainment) and replaces a $2,500,000 facility with City National Bank that expired in April 1999. It was the intention of Chase Bank to syndicate the loan for the full balance of $25,000,000, but due to changes in the credit market, it was decided to not syndicate the full balance of the facility and the amount available to the Company has been limited to $15,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

MERCHANDISING AND LICENSING

The management of the Company instituted a review of the company's financial results from its Merchandising and Licensing division. This review indicated that this division was not performing to the expectations of management. Based on the outcome of this review, the Company entered into an agreement with Hearst Entertainment for the outsourcing of the majority of this department that went into effect on June 15, 2000. The company previously agreed to outsource its licensing and merchandising operations related to Latin America to Felix the Cat Productions, Inc., effective March 27, 2000. The company has retained all merchandising rights relative to the Internet.

RETENTION OF INVESTMENT EVALUATION ADVISORS

The Company has received several informal equity investment proposals, and in response has engaged Houlihan Valuation Advisors as a financial advisor to the Company. Pursuant to the engagement, Houlihan Valuation Advisors will review, evaluate and make recommendations to the Board of Directors regarding these investment proposals. There can be no assurance that any of these proposals will become definitive, or if definitive, that any will be accepted by the Company or consummated. Due to the capital limitations imposed on the Company by the inability to access the full credit facility, as set forth above in

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


the discussion of the Credit Facility, the Company has doubts as to its ability to fully implement its business plan without an additional infusion of capital either via debt or equity.

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS

The Company's business plan is in the process of being implemented. Thus any possible results will not be realized until subsequent periods, if ever.

The Company accepted delivery on one animated direct-to-video featuring the Company's classic character Casper entitled "Casper's Haunted Christmas". The Company is in production on two live action TV movies entitled "Layover" and "Firetrap". Development and production of all other new products of the Company are subject to financing and distribution alternatives.

Revenues - Net filmed entertainment revenues were $4,845,000 in 2000 and zero in 1999. The increase is due to revenues generated by PM Entertainment. The 2000 revenue primarily consists of $4,104,000 of foreign broadcast license revenues, $664,000 of domestic home video revenues and $51,000 of license fees received from UPN for "Baby Huey's Great Easter Adventure".

Net merchandising and licensing revenues were $270,000 and $364,000 in 2000 and 1999, respectively, a decrease of $94,000. The merchandising revenues in 2000 and 1999 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters or the potential acquisition of new characters. The Company has agreed to outsource the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and Felix the Cat Productions, Inc., regarding Latin America effective March 27, 2000.

Net publishing revenues related to the Company's former monthly magazine were zero in 2000 and $(3,000) in 1999. The publication of the magazine was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations. The negative revenues in 1999 were mainly due to subscription refunds.

Cost of Sales - Filmed entertainment cost of sales were $359,000 and zero in 2000 and 1999, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment

Merchandising cost of sales were $50,000 and $391,000 in 2000 and 1999, respectively. The decrease in cost of sales is due to a decrease in merchandising activity in 2000 and the reversal of accounts receivable previously written off.

Publishing cost of sales were $(6,000) in 2000 and $170,000 in 1999. The publication of the magazine was ceased with the July 1999 issue. The negative cost of sales in 2000 was due to a refund of previously recorded expenditure.

Amortization of the film library was $3,203,000 and zero in 2000 and 1999, respectively. Amortization in 2000 consists of $3,160,000 amortization of the PM Entertainment film library and $43,000 amortization of "Baby Huey's Great Easter Adventure" included in the Harvey Entertainment film inventory.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,959,000 and $1,245,000 for 2000 and 1999, respectively, an increase of $1,605,000. The increase in selling, general and administrative expenses in 2000 is due to the acquisition of PM Entertainment.

Depreciation and Amortization - Depreciation expense was $93,000 and $55,000 in 2000 and 1999, respectively. The increase in depreciation was due to the acquisition of fixed assets included in PM Entertainment.

Amortization of trademarks, copyrights and other was $24,000 in 2000 and $26,000 in 1999. Amortization of goodwill was $42,000 in 2000 and $32,000 in 1999.

Gain/(Loss) on the Sale of Securities - Gain/(loss) on the sale of securities was $(3,989,000) and $210,000 in 2000 and 1999, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities. The gain in 1999 consists of investment income from the sale of securities.

Other Expenses - Other expenses were zero and $714,000 in 2000 and 1999, respectively. The expense in 1999 represents the premium associated with the purchase of derivative financial instruments.

Interest Expense, Net - Interest expense, net was $433,000 and $38,000 in 2000 and 1999, respectively. Interest expense increased due to an increase in notes payable at the beginning of the quarter. The net expense in 2000 consists of $296,000 of interest on the Chase Manhattan Bank credit facility, $100,000 of interest on other production loans, $85,000 amortization of financing charges relating mainly to the Chase Manhattan Bank credit facility and $48,000 of interest income primarily from investment of capital into money market funds.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues - Net filmed entertainment revenues were $4,845,000 and zero in 2000 and 1999, respectively. The increase is due to revenues generated by PM Entertainment. The 2000 revenue primarily consists of $4,104,000 of foreign broadcast license revenues, $664,000 of domestic home video revenues and $51,000 of license fee revenues received from UPN for "Baby Huey's Great Easter Adventure".

Net merchandising and licensing revenues were $1,152,000 and $794,000 in 2000 and 1999, respectively, an increase of $ 358,000. In 2000, $500,000 of revenues were generated from the licensing of the Richie Rich character for use in an internet company's website. The merchandising revenues in 2000 and 1999 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by the Company's in-house licensing division. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


Harvey Classic Characters or the potential acquisition of new characters. The Company has agreed to outsource the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and Felix the Cat Productions, Inc., regarding Latin America effective March 27, 2000.

Net publishing revenues related to the Company's former monthly magazine were zero in 2000 and $129,000 in 1999. Publishing sales in 1999 were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also included sales of advertising space and subscriptions to the Company's magazine. The publication of the magazine was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations.

Cost of Sales - Cost of sales relating to filmed entertainment revenues were $359,000 and $6,000 in 2000 and 1999, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment.

Merchandising costs of sales were $257,000 and $747,000 in 2000 and 1999, respectively. The decrease in cost of sales is due to a decrease in merchandising activity in 2000.

Publishing costs of sales were $(6,000) in 2000 and $381,000 in 1999. The publication of the magazine was ceased with the July 1999 issue. The negative cost of sales in 2000 is due to a refund of expenditure previously recorded.

Amortization of the film library was $3,203,000 and $250,000 in 2000 and 1999, respectively. Amortization in 2000 consists of $3,160,000 amortization of the PM Entertainment film inventory and $43,000 amortization of "Baby Huey's Great Easter Adventure" included in the Harvey Entertainment film inventory. Included in the 1999 film amortization amount is related to the recognition of an additional write-off of the 1999 direct-to-video, "Baby Huey's Great Easter Adventure."

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $4,105,000 and $3,286,000 for 2000 and 1999, respectively, an increase of $709,000. The increase in selling, general and administrative expenses in 2000 is due to the acquisition of PM Entertainment in the second quarter, however lower costs incurred for consulting services throughout the year and an overall decrease in other overhead expenses were reflected in the first quarter.

Depreciation and Amortization - Depreciation expense was $130,000 and $108,000 in 2000 and 1999, respectively. The increase in depreciation was due to the acquisition of fixed assets included in PM Entertainment.

Amortization of trademarks, copyrights and other was $84,000 in 2000 and $53,000 in 1999. Amortization of goodwill was $75,000 in 2000 and $64,000 in 1999.

Gain/(Loss) on the Sale of Securities - Gain/(loss) on the sale of securities was $(3,989,000) and $235,000 in 2000 and 1999, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities. The gain in 1999 consists of investment income from the sale of securities.

Other Expenses - Other expenses were zero and $714,000 in 2000 and 1999, respectively. The expense in 1999 represents the premium associated with the purchase of derivative financial instruments.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


Interest Expense, Net - Interest expense was $369,000 and $57,000 in 2000 and 1999, respectively. Interest expense increased due to an increase in notes payable at the beginning of the quarter. The expense consists of $296,000 of interest on the Chase Manhattan Bank credit facility, $100,000 of interest on other production loans, $85,000 amortization of financing charges relating mainly to the Chase Manhattan Bank credit facility and $112,000 of interest income primarily from investment of capital into money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $387,000 and $2,802,000 in 2000 and 1999, respectively. The decrease in cash used in operating activities was primarily due to a decrease in the operating loss for the period and an increase in the accounts payable balance.

Net cash used in investing activities was $18,116,000 and $124,000 in 2000 and 1999, respectively. The increase in investing activities resulted from the acquisition of PM Entertainment and increased investment in film inventory.

Net cash provided by financing activities was $13,484,000 and $ 12,364,000 in 2000 and 1999, respectively. The cash provided by financing activities in 2000 resulted from proceeds from the Chase Manhattan Bank credit facility and The Lewis Horowitz Organization production loans. The cash provided by financing activities in 1999 resulted from the 1999 preferred stock investments in the Company, sale of derivative financial instruments and the issuance of a subordinate note.

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

On September 24, 1999, the Company signed a letter of intent for the acquisition of all of the outstanding stock of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The closing of the PM Entertainment acquisition occurred effective as of April 3, 2000. The purchase price consisted of $6,500,000 cash paid at closing and issuance by the Company of: (1) $1,668,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,200,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000. PM Entertainment operates out of a 120,000 square foot office, production and post-production facility located just outside the Los Angeles area. As part of the PM Entertainment acquisition, the Company has entered into a two-year lease arrangement with a purchase option for the leased facilities. In accordance with the Accounting

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


Principles Board Opinion No. 16 ("APB 16"), this acquisition will be accounted for under the purchase method of accounting.

Management believes that the Company's current and anticipated sources of working capital are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. Management has begun to address these issues, including seeking out several strategic partners and investors, and may consider transactions which would constitute a change of control. As previously announced, the Company has received several informal equity investment proposals, and in response has engaged Houlihan Valuation Advisors as a financial advisor to the Company. Pursuant to the engagement, Houlihan Valuation Advisors will review, evaluate and make recommendations to the Board of Directors regarding these investment proposals. There can be no assurance that any of these proposals will become definitive, or if definitive, that any will be accepted by the Company or consummated. No assurance can be given that additional financing or equity investments will become available or, if available, will be on terms acceptable to the Company or its shareholders (where shareholders approval may be required).

INFLATION AND SEASONALITY

Inflation has not been material to the Company during the past five years.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

          The Company is not currently involved in any material legal proceedings.

ITEM 2. - Changes in Securities and Use of Proceeds

          In connection with the Company's acquisition of PM Entertainment as of April 3, 2000, the Company issued 362,500 unregistered shares of its common stock as part of the purchase price for PM Entertainment. The shares were issued as follows: 125,000 shares to Mr. Richard J. Pepin, 125,000 shares to Mr. Joseph T. Merhi, and 112,500 shares to Mr. George Shamieh. The Company did not receive any cash payment for the issued shares. The Company incurred no material expenses in connection with such issuance.

          During the quarter the Company reached agreement with holders of the Company's Series A Convertible Preferred Stock to exchange portions of their Series A Preferred Stock for substantially similar shares of the Company's Series B Convertible Preferred Stock. The amount exchanged was approximately 42% of the total Series A Preferred Stock authorized and outstanding at the time of exchange.

          On April 3, 2000 the Company issued 126,000 warrants to Chase Equity Associates, LP as part of the fee payable by the Company to Chase Equity Associates, LP in connection with the Chase Credit Facility.

ITEMS 3. and 4. are omitted as not applicable.

ITEM 5. - Other Information

          None

ITEM 6. - Exhibits and Reports and Form 8-K

ITEM 6. (A) - Exhibit 27        Financial Data Schedule (Electronic Filing Only)

ITEM 6. (B) - Reports on Form 8-K

          I. On May 1, 2000, the Company filed a Form 8-K regarding the following matters: its acquisition of PM Entertainment; an Employment Agreement entered into by and among George Shamieh, PM Entertainment and the Company; the acquisition of a loan concerning the motion picture entitled "Inferno"; and the execution of the Chase Credit Facility.

          II. On June 2, 2000, the Company filed a Form 8-K regarding the following: the designation of its Series B Convertible Preferred Stock; the exchange of certain shares of the Company's Series A Convertible Preferred Stock for newly issued shares of the Series B Convertible Preferred Stock; and the pro forma financial results of such exchange.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


          III. On June 29, 2000, the Company filed an amendment to its Form 8-K originally filed on May 1, 2000 in order to report pro forma financial information regarding the acquisition of PM Entertainment.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


                                   SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THE HARVEY ENTERTAINMENT COMPANY


August 19, 2000      /s/ Glenn R. Weisberger
                     -------------------------------------------

                     Name: Glenn R. Weisberger
                     Title: Executive Vice President, General Counsel and Chief Financial Officer