Form 10QSB/A
period 1999-09-30
HARVEY ENTERTAINMENT CO
filed 2000-10-31
CIK 904350

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

11835 West Olympic Boulevard, Suite 550, Los Angeles, California 90064
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's phone number, including area code      (310) 444-4100
                                              ----------------------------

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

                       YES    [X]      NO    [ ]
                           ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                              Outstanding at November 1, 1999
----------------                     --------------------------------------
Common Stock, no par value           4,186,941 (7,008,977 shares, including
                                     2,822,036 shares into which the Series A
                                     Preferred Stock could be converted)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------

                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

     Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                     1-2

     Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        September 30, 1999 and 1998                                                                         3

     Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1999 and 1998                                                                         4

     Notes to Condensed Consolidated Financial Statements                                                 5-7


   ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                                        8-12


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                                              13

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      13

   ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                                               13


PART I - FINANCIAL INFORMATION

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                September 30,
                                                                     1999              SEPTEMBER 30,
ASSETS                                                      (As Restated-See Note 3)       1999              DECEMBER 31,
                                                                 (UNAUDITED)            (UNAUDITED)            1998
                                                             ----------------------   ---------------     ---------------
  Cash and cash equivalents                                       $ 8,281,000           $ 7,867,000       $    451,000

  Marketable securities                                             2,345,000             2,345,000               --

  Accounts receivable, net of allowance for doubtful accounts
    of $296,000 and $298,000 in 1999 and 1998, respectively           887,000               887,000          1,689,000

  Prepaid expenses and other assets                                   509,000               283,000            541,000

  Income tax receivable                                               542,000               542,000            567,000

  Film library, net of accumulated amortization of $7,144,000
    and $6,894,000 in 1999 and 1998, respectively                  10,726,000            10,726,000         10,873,000

  Furniture and equipment, net of accumulated depreciation
    of $802,000 and $658,000 in 1999 and 1998, respectively           375,000               375,000            501,000

  Goodwill, net of accumulated amortization of $1,318,000
    and $1,222,000 in 1999 and 1998, respectively                   1,276,000             1,276,000          1,373,000

  Trademarks and copyrights, net of accumulated amortization
    of $344,000 and $266,000 in 1999 and 1998, respectively         1,212,000             1,212,000          1,039,000
                                                                  -----------           -----------        -----------
TOTAL                                                             $26,153,000           $25,513,000        $17,034,000
                                                                  ===========           ===========        ===========


See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                     September 30,
                                                                         1999               SEPTEMBER 30,
                                                                  (RESTATED-SEE NOTE 3)         1999              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  (UNAUDITED)           (UNAUDITED)               1998
                                                                  ---------------------    ----------------     --------------
LIABILITIES:

  Accounts payable and accrued expenses                                $    626,000         $    626,000         $    871,000

  Participations payable                                                    741,000              741,000              861,000

  Accrued marketing expenses                                              1,200,000            1,200,000            1,200,000

  Derivative financial instruments                                           61,000                 --                   --

  Line of credit                                                               --                   --                250,000

  Accrued rent and other liabilities                                        128,000              128,000              170,000
                                                                       ------------         ------------         ------------
          Total liabilities                                               2,756,000            2,695,000            3,352,000
                                                                       ------------         ------------         ------------

Series A convertible preferred stock, $100 stated value,
   300,000 shares authorized 190,000 shares issued and
   outstanding at September 30, 1999, liquidation preference
   of $19,574,000 at September 30, 1999                                  15,517,000           15,517,000                 --
                                                                       ------------         ------------         ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,000,000 shares authorized
   (300,000 shares have been designated as Series A convertible
   preferred stock)                                                            --                   --                   --

Common stock, no par value, 30,000,000 shares authorized,
   4,187,000 issued and outstanding at September 30, 1999 and
   December 31, 1998                                                     22,160,000           22,160,000           22,160,000

  Additional paid in capital                                              4,599,000            4,599,000                 --

  Accumulated other comprehensive income/(loss)                          (2,730,000)          (3,881,000)                --

  Accumulated deficit                                                   (16,149,000)         (15,577,000)          (8,478,000)
                                                                       ------------         ------------         ------------
          Total stockholders' equity                                      7,880,000            7,301,000           13,682,000
                                                                       ------------         ------------         ------------
TOTAL                                                                  $ 26,153,000         $ 25,513,000         $ 17,034,000
                                                                       ============         ============         ============


See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                             THREE MONTHS ENDED                                  NINE MONTHS ENDED
                             SEPTEMBER 30, 1999      THREE MONTHS ENDED          SEPTEMBER 30, 1999      NINE MONTHS ENDED
                                (AS RESTATED-           SEPTEMBER 30,               (AS RESTATED-           SEPTEMBER 30,
                                 SEE NOTE 3)         1999           1998             SEE NOTE 3)        1999            1998
                             ------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Filmed entertainment            $      --       $      --       $(2,295,000)       $      --       $      --       $(2,190,000)
  Merchandising                       117,000         117,000       1,174,000            911,000         911,000       2,349,000
  Publishing                             --              --              --              129,000         129,000            --
                                  -----------     -----------     -----------        -----------     -----------     -----------

      Net operating revenues          117,000         117,000      (1,121,000)         1,040,000       1,040,000         159,000
                                  -----------     -----------     -----------        -----------     -----------     -----------

 OPERATING EXPENSES:
   Cost of sales                      298,000         298,000         976,000          1,675,000       1,675,000       2,599,000
   Selling, general and
      administrative expenses       1,181,000       1,181,000       1,341,000          4,474,000       4,474,000       5,569,000
   Amortization of intangibles         57,000          57,000          55,000            174,000         174,000         154,000
   Depreciation expense                36,000          36,000          36,000            144,000         144,000         102,000
   Stock based compensation            76,000          76,000         169,000             76,000          76,000         969,000
                                  -----------     -----------     -----------        -----------     -----------     -----------

      Total operating expenses      1,648,000       1,648,000       2,577,000          6,543,000       6,543,000       9,393,000
                                  -----------     -----------     -----------        -----------     -----------     -----------

 LOSS FROM OPERATIONS              (1,531,000)     (1,531,000)     (3,698,000)        (5,503,000)     (5,503,000)     (9,234,000)

 OTHER EXPENSES                          --              --              --             (714,000)           --              --
 OTHER INCOME                         565,000         252,000         217,000            799,000         657,000         323,000
 INTEREST EXPENSE                     (25,000)        (25,000)           --              (82,000)        (82,000)           --
                                  -----------     -----------     -----------        -----------     -----------     -----------

 LOSS BEFORE INCOME TAX
   BENEFIT/(EXPENSE)                 (991,000)     (1,304,000)     (3,481,000)        (5,500,000)     (4,928,000)     (8,911,000)

 INCOME TAX BENEFIT/(EXPENSE)          (1,000)         (1,000)      1,374,000             (1,000)         (1,000)      3,542,000
                                  -----------     -----------     -----------        -----------     -----------     -----------

NET LOSS                          $  (992,000)    $(1,305,000)    $(2,107,000)       $(5,501,000)    $(4,929,000)    $(5,369,000)
                                  ===========     ===========     ===========        ===========     ===========     ===========

Net loss                          $  (992,000)    $(1,305,000)    $(2,107,000)       $(5,501,000)    $(4,929,000)    $(5,369,000)
Preferred stock dividends and
   amortization of beneficial
   conversion feature              (1,360,000)     (1,360,000)           --           (2,170,000)     (2,170,000)           --
                                  -----------     -----------     -----------        -----------     -----------     -----------

Net loss applicable to
   common stock                   $(2,352,000)    $(2,665,000)    $(2,107,000)       $(7,671,000)    $(7,099,000)    $(5,369,000)
                                  ===========     ===========     ===========        ===========     ===========     ===========

NET LOSS PER SHARE OF
  COMMON STOCK:
  Basic and Diluted               $     (0.56)    $     (0.64)    $     (0.50)       $     (1.83)    $     (1.70)    $     (1.34)
                                  ===========     ===========     ===========        ===========     ===========     ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic and Diluted                 4,187,000       4,187,000       4,187,000          4,187,000       4,187,000       4,015,000
                                  ===========     ===========     ===========        ===========     ===========     ===========



See accompanying notes to condensed consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              NINE MONTHS ENDED
                                                                (AS RESTATED - SEE NOTE 3)           SEPTEMBER 30,
                                                                 -------------------------  --------------------------------
                                                                             1999               1999                1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (5,501,000)       $ (4,929,000)       $ (5,369,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Premium on derivative financial instruments, net                         242,000                --                  --
    Depreciation                                                             144,000             144,000             102,000
    Amortization of film library                                             250,000             250,000             524,000
    Amortization of goodwill, trademarks and copyrights and other            174,000             174,000             154,000
    Deferred income taxes                                                       --                  --            (3,740,000)
    Stock based compensation                                                  76,000              76,000             969,000
Changes in operating assets and liabilities:
  Accounts receivable, net                                                   803,000             803,000           3,834,000
  Prepaid expenses and other assets                                           32,000             258,000            (328,000)
  Income taxes receivable, net of income taxes payable                        25,000              25,000          (1,163,000)
  Investment in film library                                                (103,000)           (103,000)         (2,622,000)
  Account payable and accrued expenses                                      (245,000)           (245,000)           (135,000)
  Participations payable                                                    (120,000)           (120,000)               --
  Accrued rent and other liabilities                                         (42,000)            (42,000)             49,000
                                                                        ------------        ------------        ------------

           Net cash used in operating activities                          (4,265,000)         (3,709,000)         (7,725,000)
                                                                        ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                        (18,000)            (18,000)           (179,000)
  Investments in trademarks and copyrights                                  (251,000)           (251,000)           (299,000)
                                                                        ------------        ------------        ------------

           Net cash used in investing activities                            (269,000)           (269,000)           (478,000)
                                                                        ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of tax effect                    --                  --             3,722,000
  Borrowings on line of credit                                             1,750,000           1,750,000                --
  Repayment on line of credit                                             (2,000,000)         (2,000,000)               --
  Net proceeds from issuance of convertible preferred stock                9,595,000           9,595,000                --
  Proceeds from sale of derivative financial instruments, net                970,000                --                  --
  Proceeds from issuance of note payable                                   2,049,000           2,049,000                --
                                                                        ------------        ------------        ------------

           Net cash provided by financing activities                      12,364,000          11,394,000           3,722,000
                                                                        ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       7,830,000           7,416,000          (4,481,000)

CASH AND CASH EQUIVALENTS, Beginning of period                               451,000             451,000           6,316,000
                                                                        ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, End of period                                $  8,281,000        $  7,867,000        $  1,835,000
                                                                        ============        ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the year for:
           Interest                                                     $    (82,000)       $    (82,000)       $       --
           Income taxes                                                 $    (21,000)       $    (21,000)       $    775,000


See accompanying notes to condensed consolidated financial statements

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

Comprehensive Income: Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company reported an unrealized loss of approximately $703,000 and $2,730,000 as part of comprehensive income for the three and nine month periods ended September 30, 1999, respectively, resulting from the adjustment to the fair market value, as of September 30, 1999, of the common stock of The Kushner-Locke Company, net of the gain on the sale of derivative financial instruments entered into to hedge against changes in the market of such stock. (See Note 2 - Equity Infusion).

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

NOTE 3 - RESTATEMENT OF QUARTERLY INFORMATION

The Company has restated filings on Form 10-QSB for the quarterly period ended September 30, 1999 for transactions related to derivative financial instruments in order to account for them in compliance with the provisions of Statement of Financial Accounting Standards (SFAS), No. 80 "Accounting for Futures Contracts" and SFAS, No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

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

NOTE 6 - STOCK BASED COMPENSATION

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

RECENT DEVELOPMENTS FOR THE COMPANY
-----------------------------------

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------------

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

Other Income - Other income was $565,000 and $217,000 in 1999 and 1998, respectively. Other income in 1999 resulted from investment income from the sale of certain securities and gains on the sale of derivative financial instruments entered into to hedge against changes in the market value of Kusher-Locke Company common stock. In 1998, the Company received a favorable settlement of litigation.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-----------------------------------------------------

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

Other Income - Other income was $799,000 and $323,000 in 1999 and 1998, respectively. Other income in 1999 resulted from investment income from the sale of certain securities and gains on the sale of derivative financial instruments entered into to hedge against changes in the market value of Kusher-Locke Company common stock. In 1998, the Company received a favorable settlement of litigation.

Stock Based Compensation - Stock based compensation was $76,000 and $969,000 in 1999 and 1998, respectively, related to the issuance of warrants a consultant to the Company, for the nine months ended September 30, 1999 and the issuance of options to Global Media during the nine months ended September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,265,000 and $7,725,000 in 1999 and 1998, respectively. The reduction in cash used in operating activities was primarily due to the reduction of deferred tax liability and accounts receivable balances in 1998.

Net cash used in investing activities was $269,000 and $478,000 in 1999 and 1998, respectively. The decrease in cash used for investing activities was primarily due to less investment by the Company in its trademarks, copyrights and film library and purchase of less furniture and equipment in 1999.

Net cash provided by financing activities was $12,364,000 and $3,722,000 in 1999 and 1998, respectively. The cash provided by financing activities in 1999 resulted from the cash proceeds from the 1999 Refinancing, sale of derivative financial instruments and the issuance of a subordinated note payable as described below. The 1998 cash provided by financing activities resulted primarily from the exercise of employee stock options.

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

Item 5 -  Other Information
          None

Item 6 - Exhibits and Reports and Form 8-K

Item 6 (a)- Exhibit 10.66*  Employment Agreement dated as of October 4, 1999 between the Company and Glenn Weisberger

            Exhibit 10.67* Acquisition letter of intent dated September 24, 1999 between the Company and PM Entertainment Group, Inc.

            Exhibit 27*     Financial Data Schedule (Electronic Filing Only)


*Previously filed as an exhibit to the registrant's Form 10-Q, filed on November 12, 1999.



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


                                      THE HARVEY ENTERTAINMENT COMPANY
                                      (Registrant)


October 26, 2000                       /s/  Glenn Weisberger

                                       Name:  Glenn Weisberger
                                       Title: Executive Vice President,
                                              General Counsel and Chief
                                              Financial Officer