Form 10QSB
period 2000-09-30
HARVEY ENTERTAINMENT CO
filed 2000-11-14
CIK 904350

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2000

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to ____________

                         Commission File Number 0-23000
                                     -------

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

11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064
--------------------------------------------------------------------------------
(Address of principal executive offices)
--------------------------------------------------------------------------------

Registrant's phone number, including area code        (310) 444-4100
                                         ---------------------------------------

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

                                                     YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                Outstanding at  November 14, 2000
---------------                        -----------------------------------------
Common Stock, no par value             4,549,441 (7,603,997 shares, including
                                       3,054,556 shares into which the Series A
                                       and B Preferred Stock could be converted)


THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES



INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                              PAGE

        ITEM 1. FINANCIAL STATEMENTS:


               Condensed Consolidated Balance Sheets - September 30, 2000 (Unaudited)
               and December 31, 1999                                                         1-2

               Condensed Consolidated Statements of Operations (Unaudited) - Three
               and Nine Months Ended September 30, 2000 and 1999                               3

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
               Months Ended September 30, 2000 and 1999                                      4-5

               Notes to Condensed Consolidated Financial Statements                          6-7

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                8-13
        AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                   14

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   September 30,
                                                                                       2000           December 31,
ASSETS                                                                              (Unaudited)           1999
                                                                                   -------------      -----------
  Cash and cash equivalents                                                          $ 1,108,000      $ 5,825,000

  Marketable securities                                                                  153,000        2,037,000

  Accounts receivable, net of allowance for doubtful accounts and sales returns
    of $1,572,000 and $235,000 in 2000 and 1999, respectively                         16,339,000          634,000

  Prepaid expenses and other assets                                                    2,387,000          907,000

  Income tax receivable                                                                  642,000          540,000

  Film inventory, net of accumulated amortization of $15,037,000
    and $9,124,000 in 2000 and 1999, respectively                                     20,046,000        9,398,000

  Fixed assets, net of accumulated depreciation of $998,000
    and $755,000 in 2000 and 1999, respectively                                        1,907,000          432,000

  Goodwill, net of accumulated amortization of $1,530,000
    and $1,352,000 in 2000 and 1999, respectively                                      1,966,000        1,243,000

  Trademarks, copyrights and other intangibles net of
    accumulated amortization of $528,000 and $401,000 in
    2000 and 1999, respectively                                                        1,577,000        1,283,000

                                                                                     -----------      -----------

TOTAL ASSETS                                                                         $46,125,000      $22,299,000
                                                                                     ===========      ===========


          See accompanying notes to consolidated financial statements.

                                   (Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    September 30,
                                                                                        2000            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (Unaudited)            1999
                                                                                    -------------       ------------

LIABILITIES:

  Accounts payable and accrued expenses                                              $  1,836,000       $    477,000

  Accrued marketing expenses                                                              292,000          1,200,000

  Participations and residuals payable                                                  3,684,000            556,000

  Capital lease obligations                                                               109,000                 --

  Deferred revenue                                                                      2,274,000                 --

  Notes payable                                                                        20,779,000                 --

                                                                                     ------------       ------------

          Total liabilities                                                            28,974,000          2,233,000
                                                                                     ------------       ------------

   Series A convertible preferred stock, $100 stated value, 300,000 shares authorized, 122,000 and 199,000 shares issued and outstanding at September
     30, 2000 and December 31, 1999, respectively, liquidation preference of
     $12,221,000 and $19,915,000 at September 30, 2000 and
     December 31, 1999, respectively                                                   10,154,000         16,376,000
                                                                                     ------------       ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares
    have been designated as Series A convertible preferred stock)                              --                 --

  Series B convertible preferred stock, $100 stated value, 300,000 shares authorized, 88,000 shares issued and outstanding as at September 30,
    2000, liquidation preference of $8,758,000 at September 30, 2000                    8,758,000                 --

  Common stock, no par value, 30,000,000 shares
     authorized, 4,549,000 issued and outstanding at September 30, 2000
     and 4,187,000 issued and outstanding at December 31, 1999                         23,936,000         22,268,000

  Additional paid in capital                                                            3,942,000          4,523,000

  Accumulated other comprehensive income (loss)                                          (347,000)        (3,037,000)

  Accumulated deficit                                                                 (29,292,000)       (20,064,000)
                                                                                     ------------       ------------

          Total stockholders' equity                                                    6,997,000          3,690,000
                                                                                     ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 46,125,000       $ 22,299,000
                                                                                     ============       ============

          See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                             -------------------------------       -------------------------------
                                                                 2000               1999               2000                1999
                                                             ------------       ------------       ------------       ------------
OPERATING REVENUES
  Filmed entertainment                                       $  5,908,000       $         --       $ 10,752,000       $         --
  Merchandising and licensing                                      91,000            117,000          1,243,000            911,000
  Publishing                                                        5,000                 --              6,000            129,000
                                                             ------------       ------------       ------------       ------------

          Net operating revenues                                6,004,000            117,000         12,001,000          1,040,000
                                                             ------------       ------------       ------------       ------------

COST OF REVENUES
 Cost of sales                                                  1,341,000            298,000          2,535,000          1,675,000
 Amortization of film inventory                                 2,710,000                 --          5,913,000                 --
                                                             ------------       ------------       ------------       ------------
        Total cost of revenues                                  4,051,000            298,000          8,448,000          1,675,000

GROSS PROFIT/(LOSS)                                             1,953,000           (181,000)         3,553,000           (635,000)

OPERATING EXPENSES
 Selling, general and administrative expenses                   2,082,000          1,181,000          5,601,000          4,474,000
 Amortization of goodwill,
  trademarks, copyright and other                                 141,000             57,000            300,000            174,000
 Depreciation expense                                             113,000             36,000            244,000            144,000
Stock based compensation                                               --             76,000                 --             76,000
                                                             ------------       ------------       ------------       ------------
          Total operating expenses                              2,336,000          1,350,000          6,145,000          4,868,000

LOSS FROM OPERATIONS                                             (383,000)        (1,531,000)        (2,592,000)        (5,503,000)

GAIN/(LOSS) ON SALE OF SECURITIES                                      --            565,000         (3,989,000)           799,000
OTHER INCOME/(EXPENSES)                                            (1,000)                --              5,000           (714,000)
INTEREST EXPENSE, NET                                            (641,000)           (25,000)        (1,017,000)           (82,000)
                                                             ------------       ------------       ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT/EXPENSE                         (1,025,000)          (991,000)        (7,593,000)        (5,500,000)

INCOME TAX BENEFIT/(EXPENSE)                                           --             (1,000)                --             (1,000)
                                                             ------------       ------------       ------------       ------------

NET LOSS                                                     $ (1,025,000)      $   (992,000)      $ (7,593,000)      $ (5,501,000)

Preferred stock dividends                                        (361,000)        (1,360,000)        (1,064,000)        (2,170,000)
Excess of fair value of Series B convertible
  preferred stock issued less the carrying
  amount of Series A convertible preferred stock
  redeemed and the associated beneficial
  conversion feature on Series  A convertible
  preferred stock redeemed                                             --                 --           (570,000)                --

                                                             ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCK                          $ (1,386,000)      $ (2,352,000)      $ (9,227,000)      $ (7,671,000)
                                                             ============       ============       ============       ============

NET LOSS PER SHARE OF COMMON STOCK
 Basic and Diluted                                           $      (0.30)      $      (0.56)      $      (2.08)      $      (1.83)
                                                             ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic and Diluted                                              4,549,000          4,187,000          4,427,000          4,187,000
                                                             ============       ============       ============       ============
                                                                  3

          See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                     2000                1999
                                                                                  ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $ (7,593,000)      $ (5,501,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Premium on derivative financial instruments, net                                        --            242,000
    Depreciation                                                                       244,000            144,000
    Amortization of film inventory                                                   5,913,000            250,000
    Amortization of goodwill, trademarks, copyrights and other                         300,000            174,000
    Loss on sale of marketable securities                                            3,989,000                 --
    Stock based compensation                                                                               76,000
Changes in operating assets and liabilities:
     Marketable securities                                                            (500,000)                --
     Accounts receivable, net                                                       (1,602,000)           803,000
     Prepaid expenses and other assets                                                (771,000)            32,000
     Income taxes receivable, net of income taxes payable                             (102,000)            25,000
     Investment in film inventory                                                   (6,484,000)          (103,000)
     Accounts payable and accrued expenses                                             828,000           (287,000)
     Accrued marketing expense                                                        (908,000)                --
     Participations payable                                                         (1,193,000)          (120,000)
     Deferred revenue                                                                  954,000                 --
                                                                                  ------------       ------------
            Net cash used in operating activities                                   (6,925,000)        (4,265,000)
                                                                                  ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of marketable securities                                                     1,085,000                 --
   Purchase of property and equipment                                                 (110,000)           (18,000)
   Investments in trademarks and copyrights                                           (415,000)          (251,000)
   Purchase PM Entertainment                                                       (12,688,000)                --
                                                                                  ------------       ------------
            Net cash used in investing activities                                  (12,128,000)          (269,000)
                                                                                  ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on line of credit, net                                                         --           (250,000)
   Net proceeds from issuance of convertible preferred stock                                --          9,595,000
   Proceeds from bank loans                                                         14,369,000          2,049,000
   Proceeds from sale of derivative financial instruments, net                              --            970,000
   Capital lease obligation                                                            (33,000)                --
                                                                                  ------------       ------------
            Net cash provided by financing activities                               14,336,000         12,364,000
                                                                                  ------------       ------------

 NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                               (4,717,000)         7,830,000

 CASH AND CASH EQUIVALENTS, Beginning of period                                      5,825,000            451,000
                                                                                  ------------       ------------

 CASH AND CASH EQUIVALENTS, End of period                                         $  1,108,000       $  8,281,000
                                                                                  ============       ============

           See accompanying notes to consolidated financial statements.
                                   (continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -------------------------
                                                          2000            1999
                                                        ---------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for:
      Interest                                          $ 458,000       $  82,000
      Income taxes                                      $      --       $ (21,000)

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the three month and nine months periods ended September 30, 2000 and 1999 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and the consolidated results of operations for the three month and nine months periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

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

Comprehensive loss for the nine months ended September 30, 2000 consists of $347,000 of unrealized holding losses on marketable securities. Comprehensive loss for the nine months ended September 30,

1999 consists of $2,730,000 of unrealized holding losses on marketable securities, net of unrealized gains on derivative financial instruments. There can be no assurance any of these transactions will become definitive, or if definitive, that any will be accepted by the Company or consummated.

NET INCOME (LOSS) PER SHARE - Basic earnings per share is based upon the net earnings applicable to common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and warrants only in the periods in which such effect would be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective in the fourth quarter of 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While the Company's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenues, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result, the Company's management is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. However, other aspects of SAB 101 are not expected to have a significant effect on the Company's consolidated financial statements.

On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films", which is effective for fiscal years beginning after December 15, 2000. This statement of position establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standards, all exploitation costs such as advertising expenses and marketing costs for theatrical and television products will be expensed as incurred, whereas under the existing standards, these costs are capitalized and amortized over the products' lifetime revenues. Management is currently in the process of evaluating the cumulative effect of this change in accounting principle.

NOTE 2 - ACQUISITION OF PEPIN/MERHI ENTERTAINMENT GROUP, INC.

On April 3, 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 362,500 common shares of the Company and a $2,050,000 subordinated note. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PM Entertainment are included with the results of the Company from the date of acquisition on April 3, 2000. Goodwill of $901,000 is being amortized over a period of 10 years.

The unaudited condensed pro forma results of operations below assume the PM Entertainment acquisition occurred at the beginning of the earliest period presented and were prepared based upon the historical consolidated statement of operation of the Company and PM Entertainment for the nine months ended September 30, 2000 and 1999, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the combined results of operation of the Company and PM Entertainment that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

PRO FORMA STATEMENT OF OPERATIONS (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     9 Months Ended
                                                     September 30,
                                                     2000         1999
                                                    --------------------
Revenues                                            $18,262      $23,277

Net loss applicable to common stock                 $ 9,432      $ 6,498

Net loss per share applicable to common stock:
  Basic and diluted                                 $  2.07      $  1.55


NOTE 3 - LIQUIDITY AND SUBSEQUENT EVENT

The Company on August 24, 2000 entered into a Letter of Intent with Classic Media LLC on essentially the following terms, namely in exchange for $26,000,000 in cash and approximately $4,000,000 in assets the Company agreed to issue preferred stock with a conversion price of $3.00 per share and also 10,740,000 warrants to purchase shares of common stock in the Company for prices ranging from $2.50 per share up to $6.00 per share. On September 28, 2000, the Company and Classic Media LLC agreed to reduce the conversion price form $3.00 per share to $2.85 per share. Subsequent to the close of the quarter, Classic Media LLC terminated the Letter of Intent. Both parties have placed a claim for $1,000,000 earnest money deposit made by Classic Media LLC.

Management believes that the Company's current and anticipated sources of working capital are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. Management has begun to address these issues, including seeking out several strategic partners and investors, such as the aborted agreement with Classic Media LLC and may consider other transactions which would constitute a change of control. There can be no assurance any of these transactions will become definitive, or if definitive, that any will be accepted by the Company or consummated.

                                    *******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS FOR THE COMPANY

STRATEGIC ACQUISITION

On September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The PM Entertainment acquisition closed effective as of April 3, 2000. The purchase price consisted of $6,500,000 of cash paid at closing and the issuance by the Company of: (1) $1,668,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,200,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CLASSIC MEDIA LLC

The Company received several informal equity investment proposals, and in response engaged Houlihan Valuation Advisors as a financial advisor to the Company to review the proposals. Pursuant to the engagement, Houlihan Valuation Advisors reviewed, evaluated and made certain recommendations to the Board of Directors regarding these investment proposals. The Company on August 24, 2000 entered into a Letter of Intent with Classic Media LLC on essentially the following terms, namely in exchange for $26,000,000 in cash and approximately $4,000,000 in assets the Company agreed to issue preferred stock with a conversion price of $3.00 per share and also 10,740,000 warrants to purchase shares of common stock in the Company for prices ranging from $2.50 per share up to $6.00 per share. On September 28, 2000, the Company and Classic Media LLC agreed to reduce the conversion price from $3.00 per share to $2.85 per share. Subsequent to the close of the quarter, Classic Media LLC terminated the Letter of Intent. Both parties have placed a claim for $1,000,000 earnest money deposit made by Classic Media LLC. The Company believes that pursuant to the Letter of Intent as amended, it is entitled to receive the deposit, but there can be no assurances that if the parties litigate the issue, the Company will prevail.

The Company has attempted to restart discussions with the various other interested parties for other equity investment proposals. There can be no assurance that any of these proposals will become definitive, or if definitive, that any will be accepted by the Company or consummated. Due to the capital limitations imposed on the Company by the inability to access the full credit facility, as set forth above in the discussion of the Credit Facility, the Company has doubts as to its ability to fully implement its business plan without an additional infusion of capital either via debt or equity.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

The Company's business plan is in the process of being implemented. Thus any possible results will not be realized until subsequent periods, if ever.

The Company accepted delivery on one live action TV movie entitled "Layover" and is in post-production on one live action TV movie entitled "Firetrap". Development and production of all other new products of the Company are subject to financing and distribution alternatives.

Revenues - Net filmed entertainment revenues were $5,908,000 in 2000 and zero in 1999. The increase is due to revenues generated by PM Entertainment and the delivery of the animated direct to video "Casper's Haunted Christmas". The 2000 revenue primarily consists of $2,899,000 of foreign broadcast license revenues, $769,000 of domestic home video revenues and $2,015,000 of domestic license fees.

Net merchandising and licensing revenues were $91,000 and $117,000 in 2000 and 1999, respectively, a decrease of $26,000. The merchandising revenues in 2000 and 1999 consist of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by the Company's in-house licensing division and by Hearst Entertainment on behalf of the Company. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters or the potential acquisition of new characters. The Company has agreed to outsource the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and Felix the Cat Productions, Inc., regarding Latin America effective March 27, 2000.

Net revenues generated from music publishing fees were $5,000 in 2000 and zero in 1999.

Cost of Sales - Filmed entertainment cost of sales were $1,316,000 and zero in 2000 and 1999, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment and delivery of the animated direct to video "Casper's Haunted Christmas".

Merchandising cost of sales were $25,000 and $298,000 in 2000 and 1999, respectively. The decrease in cost of sales is due to a decrease in merchandising activity in 2000.

Amortization of the film library was $2,710,000 and zero in 2000 and 1999, respectively. Amortization in 2000 consists of $1,430,000 amortization of the PM Entertainment film library and $1,280,000 amortization of the Harvey Entertainment film library.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,082,000 and $1,181,000 for 2000 and 1999, respectively, an increase of $901,000. The increase is due to the acquisition of PM Entertainment.

Depreciation and Amortization - Depreciation expense was $113,000 and $36,000 in 2000 and 1999, respectively. The increase in depreciation was due to the acquisition of fixed assets included in PM Entertainment.

Amortization of trademarks, copyrights and other was $37,000 in 2000 and $25,000 in 1999. Amortization of goodwill was $104,000 in 2000 and $32,000 in 1999. The increase in amortization of goodwill is due to the acquisition of PM Entertainment.

Stock Based Compensation - Stock based compensation was zero in 2000 and $76,000 in 1999. Compensation in 1999 related to the issuance of warrants to a consultant to the Company.

Gain/(Loss) on the Sale of Securities - Gain/(loss) on the sale of securities was zero and $565,000 in 2000 and 1999, respectively. The gain in 1999 consists of investment income from the sale of securities and derivative financial instruments.

Interest Expense, Net - Interest expense, net was $641,000 and $25,000 in 2000 and 1999, respectively. Interest expense increased due to an increase in notes payable. The net expense in 2000 consists of $379,000 of interest on the Chase Manhattan Bank credit facility, $163,000 of interest on other production loans and $99,000 amortization of financing charges relating mainly to the Chase Manhattan Bank credit facility.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues - Net filmed entertainment revenues were $10,752,000 and zero in 2000 and 1999, respectively. The increase is due to revenues generated by PM Entertainment and the delivery of the animated direct to video "Casper's Haunted Christmas". The 2000 revenue primarily consists of $7,002,000 of foreign broadcast license revenues, $1,432,000 of domestic home video revenues and $2,065,000 of domestic license fee revenues.

Net merchandising and licensing revenues were $1,243,000 and $911,000 in 2000 and 1999, respectively, an increase of $332,000. In 2000, $500,000 of revenues were generated from the licensing of the Richie Rich character for use in an internet company's website. The merchandising revenues in 2000 and 1999 consist of new licenses for the worldwide merchandising of the Harvey Classic

Characters entered into by the Company's in-house licensing division and by Hearst Entertainment on behalf of the Company. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters or the potential acquisition of new characters. The Company has agreed to outsource the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and Felix the Cat Productions, Inc., regarding Latin America effective March 27, 2000.

Net publishing revenues were $6,000 in 2000 and $129,000 in 1999. Publishing sales in 1999 related to the Company's former monthly magazine were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also included sales of advertising space and subscriptions to the Company's magazine. The publication of the magazine was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations.

Cost of Sales - Cost of sales relating to filmed entertainment revenues were $2,260,000 and $263,000 in 2000 and 1999, respectively. The increase in cost of sales is due to the acquisition of PM Entertainment.

Merchandising costs of sales were $281,000 and $1,031,000 in 2000 and 1999, respectively. The decrease in cost of sales is due to a decrease in merchandising activity in 2000.

Publishing costs of sales were immaterial in 2000 and $381,000 in 1999. The publication of the magazine was ceased with the July 1999 issue.

Amortization of the film library was $5,913,000 and zero in 2000 and 1999, respectively. Amortization in 2000 consists of $4,643,000 amortization of the PM Entertainment film inventory and $1,270,000 amortization of the Harvey Entertainment film library.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $5,601,000 and $4,474,000 for 2000 and 1999, respectively, an increase of $1,127,000, is due to the acquisition of PM Entertainment. However lower costs incurred for consulting services throughout the year and an overall decrease in other overhead expenses were reflected in the first quarter.

Depreciation and Amortization - Depreciation expense was $244,000 and $144,000 in 2000 and 1999, respectively. The increase in depreciation was due to the acquisition of fixed assets included in PM Entertainment.

Amortization of trademarks, copyrights and other was $122,000 in 2000 and $78,000 in 1999. Amortization of goodwill was $178,000 in 2000 and $96,000 in 1999.

Stock Based Compensation - Stock based compensation was zero in 2000 and $76,000 in 1999. Compensation in 1999 related to the issuance of warrants to a consultant to the Company.

Gain/(Loss) on the Sale of Securities - Gain/(loss) on the sale of securities was $(3,989,000) and $799,000 in 2000 and 1999, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities. The gain in 1999 consists of investment income from the sale of securities and derivative financial instruments.

Other Income/(Expenses) - Other income/(expenses) were $5,000 and $(714,000) in 2000 and 1999, respectively. The expense in 1999 represents the premium associated with the purchase of derivative financial instruments.

Interest Expense, Net - Interest expense was $1,017,000 and $82,000 in 2000 and 1999, respectively. Interest expense increased due to an increase in notes payable at the beginning of the quarter. The expense consists of $675,000 of interest on the Chase Manhattan Bank credit facility, $266,000 of interest on other production loans, $184,000 amortization of financing charges relating mainly to the Chase Manhattan Bank credit facility and $108,000 of interest income primarily from investment of capital into money market funds.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating increase activities was $6,925,000 and $4,265,000 in 2000 and 1999, respectively. The increase in cash used in operating activities was primarily due to an increase in investment in film inventory, prepaids and accounts receivable, offset by a decrease in the operating loss for the period and an increase in the accounts payable and deferred revenue balances.

Net cash used in investing activities was $12,128,000 and $269,000 in 2000 and 1999, respectively. The increase in investing activities resulted from the acquisition of PM Entertainment and increased investment in film inventory.

Net cash provided by financing activities was $14,336,000 and $ 12,364,000 in 2000 and 1999, respectively. The cash provided by financing activities in 2000 resulted from proceeds from the Chase Manhattan Bank credit facility and The Lewis Horwitz Organization production loans. The cash provided by financing activities in 1999 resulted from the 1999 preferred stock investments in the Company, sale of derivative financial instruments and the issuance of a subordinate note.

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

On September 24, 1999, the Company signed a letter of intent for the acquisition of all of the outstanding stock of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The closing of the PM Entertainment acquisition occurred effective as of April 3, 2000. The purchase price consisted of $6,500,000 of cash paid at closing and the issuance by the Company of: (1)

$1,668,000 in shares of the Company's common stock and (2) a $2,050,000 subordinated note to be paid over five future quarterly periods. The Company also assumed existing bank debt in the amount of approximately $5,200,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000. PM Entertainment operates out of a 120,000 square foot office, production and post-production facility located just outside the Los Angeles area. As part of the PM Entertainment acquisition, the Company has entered into a two-year lease arrangement with a purchase option for the leased facilities. In accordance with the Accounting Principles Board Opinion No. 16 ("APB 16"), this acquisition will be accounted for under the purchase method of accounting.

Management believes that the Company's current and anticipated sources of working capital are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. Management has begun to address these issues, including seeking out several strategic partners and investors, such as the aborted agreement with Classic Media LLC and may consider other transactions which would constitute a change of control. As previously announced, the Company entered into an agreement with Classic Media LLC for a change in control, which terminated after the end of the quarter. The Company has recommenced discussions with several third parties concerning other possible equity investment proposals. There can be no assurance that any of these proposals will become definitive, or if definitive, that any will be accepted by the Company or consummated. No assurance can be given that additional financing or equity investments will become available or, if available, will be on terms acceptable to the Company or its shareholders (where shareholders approval may be required).

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

                During the period the Company reached agreement with holders of the Company's Series A Convertible Preferred Stock to exchange portions of their Series A Preferred Stock for substantially similar shares of the Company's Series B Convertible Preferred Stock. The amount exchanged was approximately 42% of the total Series A Preferred Stock authorized and outstanding at the time of exchange.

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

        I. On August 24, 2000, the Company filed a Form 8-K regarding the signing of a Letter of Intent with Classic Media LLC.

        II. On September 29, 2000, the Company filed an amendment to its Form 8-K originally filed on August 24, 2000 regarding an amendment to the Letter of Intent with Classic Media LLC.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                THE HARVEY ENTERTAINMENT COMPANY



November 14, 2000                             /s/ Glenn R. Weisberger
                                              ----------------------------------
                 Name: Glenn R. Weisberger
                 Title: Executive Vice President, General Counsel and Chief Financial Officer