Form 10-K405
period 2000-12-31
HARVEY ENTERTAINMENT CO
filed 2001-04-17
CIK 904350

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23000

THE HARVEY ENTERTAINMENT COMPANY
(Name of Small Business Issuer in its charter)

CALIFORNIA	95-4217605
(State or Other Jurisdiction of Organization)	(IRS Employer Incorporation or Identification No.)

11835 W. OLYMPIC BLVD., SUITE 550,
LOS ANGELES, CALIFORNIA 90064
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number, Including Area Code: 310-444-4100

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE
(Title of class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to the Form 10-K SB: /x/

State issuer's revenue for its most recent fiscal year: $19,323,000

    State the aggregate market value of the voting stock held by non-affiliates: $379,000 (excludes shares held by directors, officers and greater than ten percent shareholders; computed by reference to the average bid and asked prices of such stock on March 31, 2001, which price was $0.125).

    State the number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2001: 4,549,441 (3,162,407 including Common Stock issuable upon exercise of the issuer's Class A and Class B Preferred Stock).

    Transitional Small Business Disclosure Format: Yes / /  No /x/

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

    Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

  •
  our potential need for additional financing,

  •
  our ability to successfully implement our business strategy,

  •
  the lack of consumer acceptance of new product introductions,

  •
  changing consumer preferences,

  •
  the impact of competition and changes to the competitive environment on our products and services, and

  •
  other factors detailed from time to time in our filings with the Securities and Exchange Commission.

    These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Introduction

General

    The Harvey Entertainment Company, together with its subsidiaries Harvey Comics, Inc., BHP Productions, Inc., Pepin/Merhi Entertainment Group, Inc., Firetrap, Inc., Shadow Hills Post LLC, Sunland Studios, Inc. and Inferno Acquisition Corp. (collectively, (the "Company") owns and exploits motion picture product and related intellectual property. This includes a library of widely recognized classic characters (the "Harvey Classic Characters") and a related film library of animated short features (the "Harvey Classic Library"). The roster of Harvey Classic Characters includes the following well-known characters:

  •
  Casper, the Friendly Ghost

  •
  Richie Rich

  •
  Baby Huey

  •
  Wendy, the Good Little Witch

  •
  the Ghostly Trio (Fatso, Stinkie and Stretch)

  •
  Hot Stuff

as well as Little Audrey, Little Lotta, Little Dot, Bunny, Herman and Katnip, Stumbo the Giant and Buzzy the Funny Crow among others. The Harvey Classic Library includes 274 six- to eight-minute animated short features, which in most cases star one or more of the Harvey Classic Characters.

    Effective as of April 3, 2000, the Company completed the acquisition of Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment") to broaden the scope of the Company's entertainment operations. PM Entertainment is a producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as in all media in international markets. The financial results of PM Entertainment are consolidated with those of the Company from the closing date of the acquisition forward.

    On March 7, 2001, the Company entered into an Asset Sale and Purchase Agreement with Classic Media LLC for the sale of substantially all assets relating to the Harvey Classic Characters and the Harvey Classic Library. This sale is expected to close before the end of the second quarter of 2001.

History

    The Company is the successor to Harvey Comics, Inc. ("Harvey Comics") which was founded in 1939 by the Harvey family. In the late 1950s Harvey Comics acquired rights to the popular Paramount Pictures cartoon stars Casper, Baby Huey, Little Audrey and many others. Harvey Comics was active during the 1950s and 1960s—the "golden age" of comics. However, as its founders retired in the early 1980s, the family-owned Harvey Comics became dormant. In 1989 the Company's predecessor purchased Harvey Comics to exploit its intellectual property.

Recent Developments

Equity Infusion

    On April 7, 1999, the Company entered into a Stock Purchase Agreement between the Company and Roger A. Burlage, Michael R. Burns, Ken Slutsky and The Kushner-Locke Company ("Kushner-Locke") pursuant to which the Company received approximately $11,644,000 in cash and approximately

$6,226,000 in value of common stock of Kushner-Locke for newly-issued shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") and common stock purchase warrants (the "1999 Refinancing"). As the 1999 Refinancing was oversubscribed, the Company issued a subordinated convertible note in the amount of approximately $2,049,000 which was converted into additional Series A Preferred Stock and common stock purchase warrants on September 2, 1999. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Changes In Management

    In April 1999, in connection with the 1999 Refinancing, Roger A. Burlage became Chairman and Chief Executive Officer, Eric S. Mischel was appointed President and Chief Operating Officer and Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary. Glenn R. Weisberger was appointed Senior Vice President and General Counsel in October 1999.

    In May 2000, Ronald B. Cushey resigned all of his positions with the Company and Glenn Weisberger was appointed the Secretary of the Company and Interim Chief Financial Officer, and was promoted to Executive Vice President. In December 2000, Eric S. Mischel and Glenn R. Weisberger agreed to amend their employment agreements with the Company. Effective January 1, 2001, Eric S. Mischel resigned all of his positions with the Company and became a part time consultant to the Company. On the same date, Glenn R. Weisberger resigned his positions as Interim Chief Financial Officer and Corporate Secretary. He has agreed to continue with the Company on a part time non-exclusive basis as Executive Vice President and General Counsel through June 30, 2001.

    In May 2000, Michael Burns resigned from the Company's Board of Directors and was replaced by William Dallas. In late October 2000, Meyer Gottlieb stepped down from the Board and the Board appointed William Merrigan as a replacement director. In December 2000, William Dallas stepped down as director and the Board then appointed Paul Guez as a director. In March 2001, William Merrigan then stepped down as director and the board reappointed William Dallas as a director

Strategic Acquisition

    As noted above, on September 24, 1999, the Company signed a letter of intent for the acquisition of PM Entertainment. The PM Entertainment acquisition closed effective as of April 3, 2000. The purchase price consisted of $6,500,000 paid in cash at closing, 363,000 common shares of the Company with a fair value of $1,668,000 and $2,050,000 in subordinated notes. The Company also assumed existing bank debt in the amount of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan in the amount of approximately $4,800,000. Financial results from the operations of PM Entertainment are included in the Company's accompanying Consolidated Financial Statements as of and for the years ended December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Credit Facility

    Effective as of April 3, 2000, the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank ("Chase Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition, (the "Chase Facility"). The facility is secured by substantially all of the assets of the Company (including PM Entertainment) and replaces a $2,500,000 facility with City National Bank that expired in April 1999. While the Company had hoped that this loan agreement would provide it with the ability to finance a sufficient number of films to execute its business plan, limitations on the Company's borrowing base caused the Company to have less borrowing ability than the Company expected. In addition, Chase's decision to not syndicate the Company loan capped the Company borrowing from Chase at $15,000,000. Chase has since informed the Company that no future borrowings would be alloweed under the Chase Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

    The Company's principal executive offices are located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064; its phone number is (310) 444-4100.

Business

    The Company's business strategy has historically involved exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and other ancillary markets. The acquisition of PM Entertainment allowed the Company to broaden its exploitation of motion picture product and related intellectual property by increasing the range of product in its motion picture library and its presence in foreign markets.

Filmed Entertainment

    Filmed entertainment includes direct-to-video films, television movies and television series.

    In October 2000, the Company released a new direct-to-video animated computer generated full-length feature film featuring the "Casper" character. The Company co-produced the film with Mainframe Entertainment Inc., a Canadian animation production company. Universal is serving as the exclusive domestic home video distributor and the Company is responsible for other domestic ancillary sales such as television, cable, and pay-per-view, and international licensing in all media.

Feature Motion Pictures

    Through its acquired subsidiary PM Entertainment, the Company extended its operations into the lower budget feature film and video arena. The predecessor of PM Entertainment was an independent entertainment company that produced and distributed motion pictures into the domestic television and home video markets and into the international markets for all media. PM Entertainment's most valuable assets are its film library of approximately 150 motion picture titles and 74 episodes of television series. Financing of the productions has been done in part through the third party financing arrangements and has been supported by presales of certain distribution rights in the international and domestic markets.

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

    The Company has the right to use the original musical score to the original 248 shorts in the Harvey Classic Library, but Paramount Pictures retained certain ownership to that music. Paramount receives music performance royalties when the cartoons utilizing the original music score are shown publicly. The writers and publisher of the music receive performance royalties from BMI, which collects such royalties from broadcasters. When the Company created the Harveytoons episodes, certain new foreign musical scores were created for which the Company owns all rights and interest.

  Television Production

    In February 2000, the Company entered into a licensing and co-production agreement with Studio B Productions Inc. ("Studio B") for the worldwide development, production and exploitation of an unlimited number of episodes of a television series based on the Company's character "Wendy the Witch." This agreement has lapsed and all rights in the property have reverted to the Company.

Theatrical Licensing

    In November 1999, the Company entered into a development agreement with Metro-Goldwyn-Mayer Pictures Inc. ("MGM"), whereby the Company licensed to MGM the theatrical and certain ancillary and movie merchandising rights to MGM related to the Company's character "Bunny."

    In 1994 and 1995, two motion pictures licensed by the Company were released featuring Harvey Classic Characters—Richie Rich (through Warner Brothers) and Casper (through Universal). As part of its distribution agreement with Universal the Company agreed to provide Universal an exclusive release window for the first sequel to the 1995 Casper movie, the right of first refusal/first negotiation for the first direct-to-video production featuring Casper after the release of any Casper sequel, and the right to exploit related movie merchandising. Theatrical motion pictures featuring Casper, the Friendly Ghost and Richie Rich were released in May 1995 and December 1994, respectively.

    To date, the "Casper" and "Richie Rich" features have generated reported worldwide box office gross receipts in excess of $307,000,000 and $80,000,000, respectively. While the Company received certain character movie licensing fees and merchandising participations for both features, it has not received revenues from its defined profit participations except for a payment from Universal received in 1997. There can be no assurance that the Company will receive any further profit shares from these films.

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

    Pursuant to a May 1997 amendment to the Company's 1990 distribution agreement with Universal and subsequent agreements with Universal, Universal has the exclusive right to initiate, develop and produce further Casper sequels. The agreement with Universal provides that the rights fees for the second and subsequent sequels will be negotiated in good faith subject to resolution by arbitration. The Company agreed, if Universal makes certain payments to the Company, to a "window" around the theatrical release of any Casper sequel during which time the Company would not permit the initial release of any other Casper filmed entertainment product. Universal has, to date, failed to make any such payments and there are no assurances that Universal will make any such future protection payments. Universal also has certain rights to other pictures in which Casper may make a "guest appearance," and first negotiation rights for pictures involving other characters appearing in the Casper pictures. In May 1997, the Company reimbursed Universal for the unrecouped costs for its restoration of the Harvey Classic Video Library, the rights to which then reverted to the Company.

    As stated above, Universal holds the right to produce and release Casper theatrical feature films. Universal is required to give the Company notice on February 15 of the year before it wishes to release a Casper theatrical feature film that it has either approved a script or commenced pre-production on such film, triggering a limited fixed payment obligation to the Company. To date, Harvey has not received a notice from Universal. There can be no assurance that Universal will actually request such extension or produce or release a Casper feature film in 2002 or at any time in the future.

    In January 2000, the theatrical sequel rights to the "Richie Rich" character reverted back to the Company from Warner Brothers.

Merchandising

    In March 2000, the Company appointed Felix the Cat Productions, Inc.("FTCP"), as its exclusive licensing agent for Latin America. The agreement covers all of the Company's characters and is for a term of seven and one-half years. FTCP is a fully integrated family oriented entertainment company that manages a roster of trademarked characters in all areas of entertainment including new technologies, television animation production and distribution, publishing, licensing and merchandising worldwide.

    In June 2000, the Company appointed Hearst Entertainment as its exclusive licensing agent for the remainder of the world. The agreement covers all of the Company's characters and is for a term of two years.

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

Fashion Activities

    In February 2000, the Company announced the completion of a preliminary joint venture agreement entered into as of June 1999, to establish Harvey Fashion LLC. This Agreement was terminated as of May 2000.

Intellectual Property Assets

    The Company's principal assets are its intellectual property rights in its proprietary Harvey Classic Characters and the PM Entertainment, library consisting of approximately 150 films and 74 television episodes. In addition, the Company possesses rights to approximately 1,875 comic books published between 1955 and 1993 and the film shorts in its Harvey Classic Library. The Company has applied for and received copyright and trademark protection in the United States and copyright protection in certain foreign countries which are parties to the Berne Convention, on many but not all of its publications, the film shorts in the Harvey Classic Library and the Harvey Classic Characters. The Company attempts vigorously to protect against infringements on the rights it holds to its proprietary characters and publications.

Competition

    Competition is intense in the filmed entertainment, merchandising and animation industries in which the Company operates. The Company's licensed products compete with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies.

Employees

    The Company employs approximately 36 persons on its full-time staff. For the Company's filmed entertainment productions, the Company hires independent contractors or production facilities for creative work on an as-needed basis. None of the Company's employees are represented by a union and the Company believes relations with its employees are good.

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

    Operating Losses.  For the fiscal years ended December 31, 2000 and 1999 the Company experienced significant operating losses. Such losses are expected to continue into the 2001 year as a result of the lack of product for release in the entertainment media and minimal activity in the Company's licensing and merchandising areas. There can be no assurance that the Company can achieve its business plan, and operating losses are likely to continue into the future. The inability of the Company to generate operating profits has and will continue to result in a material adverse affect on the Company and may restrict its ability to continue as a going concern.

    Absence of Product Slate.  As a result of the operating inactivity of the Company during the 2000 period during which the Company was evaluating various strategic alternatives and exploring sources of capital investment, the Company currently has a minimal amount of new programs or products scheduled for release. This absence of product will have a material adverse effect on the Company's results of operations for the foreseeable future.

    Risks Related To The Filmed Entertainment Industry.  The acquisition of PM Entertainment provides the Company with additional risks not previously encountered. Motion picture production and distribution is highly speculative and inherently risky. The production, completion and distribution of motion pictures are subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive motion pictures. The Company can give no assurances that their filmed entertainment production and release goals will be met in any period or that completion of production will occur in accordance with the anticipated budget or schedule. There is a risk that some or all of the Company's motion pictures, if any, will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

    Motion picture production, acquisition and distribution are highly competitive businesses. The Company competes with major studios, other independent motion picture and television companies, large diversified entertainment conglomerates and others. Some of the Company's competitors are entities that are part of larger, diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide superior means of distributing their products and stable sources of earnings to offset fluctuations in the financial performance of their motion picture and television operations.

    The Company's operations depend on its ability to obtain sufficient financing. In particular, motion picture production and distribution activities require the up front expenditure of substantial funds, while revenues relating to films and programs are typically not generated for some period of time after these expenditures and may be received, if at all, over an extended period of time. The Company intends to finance these expenditures through a combination of cash on hand, presales of certain distribution rights in certain territories and a variety of third party financing arrangements. Borrowings under such third party financing arrangements are subject to continuing satisfaction of specific covenants and conditions. There can be no assurance that the Company will be able to obtain the required financing or that any financing obtained will be on terms satisfactory to the Company. As noted earlier, Chase has informed Harvey that no future borrowings would be allowed under the Chase Facility.

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

    Intellectual Property Rights.  The Company's principal assets are its intellectual property rights. The Company has applied for and received copyright and trademark protection in the United States, and copyright protection in many foreign countries, on many publications and other works. The Company endeavors to protect against infringements on the rights it holds.

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

    Speculative Nature of the Entertainment Industry.  The television, merchandising, motion picture and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a trademarked or copyrighted character, television program, video production or motion picture depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs.

    Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and other intangible factors, all of which change rapidly and cannot be predicted with any certainty.

ITEM 2. PROPERTIES

    The principle offices of the Company consist of approximately 14,000 square feet of general office space located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. The Company entered into a seven-year lease for such office space commencing in December 1999, with a five-year option to renew. The Company also leases approximately 9,000 square feet of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has subleased approximately 6,000 square feet of the Santa Monica space to an unaffiliated person through the end of term, and approximately 3,000 square feet of the Santa Monica space to a subsidiary of Universal through September 30, 2001. After the expiration of the sublease to Universal's subsidiary, this space has been subleased through the end of the underlying lease term to an unaffiliated person.

    The principle offices of PM Entertainment consist of approximately 120,000 square feet of general office, post production and sound stage facilities located in Sunland, California. In connection with the acquisition of PM Entertainment, the Company entered into a two year lease of the premises with an option to purchase the facility and surrounding property. PM Entertainment's principal business address is 9545 Wentworth Street, Sunland, California 91040.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Prices

    The Company's common stock, no par value (the "Common Stock") currently trades on The OTC Bulletin Board under the symbol ("NASDAQ") HRVY. Prior to being delisted on January 29, 2001, the Common Stock traded on The Nasdaq Stock Market, Inc. Prior to December 5, 1994, the Common Stock traded on the Nasdaq SmallCap Market. The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the common stock, as reported on NASDAQ.

Quarterly Period	High	Low
Fiscal year ended December 31, 1999:
First Quarter	8.13	4.38
Second Quarter	8.25	4.75
Third Quarter	6.38	2.88
Fourth Quarter	7.13	3.63
Fiscal year ended December 31, 2000:
First Quarter	6.00	3.13
Second Quarter	5.00	2.50
Third Quarter	3.50	1.00
Fourth Quarter	1.50	0.06
Fiscal year ended December 31, 2001:
First Quarter	0.45	0.13
Second Quarter (through April 10, 2001)	0.14	0.12

Holders

    As of April 10, 2001, there were approximately 157 holders of record of the Company's Common Stock.

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

    Upon entering into the management services agreement with Anthony Scotti, Leonard Breijo and Michael Hope in March 1998, the Company issued three warrants to purchase an aggregate of 200,000 shares of Common Stock, each of which vested upon issuance, may be exercised by the holder at any time through March 23, 2003 and has a strike price of $12.75 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the warrants were authorized). The first warrant, for a total of 155,200 shares of the Company's Common Stock, was issued to Anthony J. Scotti as compensation for services to be rendered as the Company's Interim Chief Executive Officer. The second warrant, for a total of 38,800 shares of the Company's Common Stock, was issued to Michael S. Hope as compensation for services to be rendered as the Company's Interim Chief Financial Officer. The third warrant, for a total of 6,000 shares of the Company's Common Stock, was issued to Leonard Breijo of Global Media as compensation for services to be rendered as head of business affairs of the Company. In addition, the Company granted to Messrs. Scotti, Hope and Breijo fully vested options to purchase an aggregate of 50,000 shares of Common Stock pursuant to the terms of the Company's 1997 stock option plan at an exercise price of $12.69 per share (the closing price of a share of Common Stock on The Nasdaq Stock Market, Inc. on the date the options were authorized).

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

    The 1999 Refinancing and conversion of the convertible note issued in connection therewith resulted in the issuance of a total of 190,488 shares of the Company's Series A Preferred Stock, par value $100, and 1,344,618 Warrants to purchase shares of the Company's common stock. The Investor Warrants granted are fully vested, non-forfeitable and are exercisable commencing six months from their issuance date, at prices ranging from $9.00 to $12.00 per share of common stock. As part of the 1999 Refinancing, options to purchase 1,344,618 shares of common stock were also issued to certain employees. The employee options granted vest and become exercisable according to schedules set forth in their respective option agreements, and are exercisable at prices ranging from $9.00 to $12.00 per share of common stock. Terms of the Investor Warrants and employee options provide for expiration dates from 2005 through 2007.

    Pursuant to the 1999 Refinancing, the Company received gross proceeds of approximately $17,900,000, of which approximately $6,226,000 was Kushner-Locke common stock. In connection with such transactions, the Company incurred fees and expenses of approximately $1,900,000 and subsequently repaid the outstanding balance of approximately $2,013,000 on the Company's then existing credit facility. In addition, the Company received additional capital of approximately $2,049,000 from the issuance of a convertible note payable on June 30, 1999. The proceeds from these transactions were used to fund the Company's filmed production and acquisition activities and for general working capital purposes.

    In April 1999, the Company designated 300,000 shares as Series A Preferred Stock. The Company issued 190,488 shares of Series A Preferred Stock as part of the 1999 Refinancing. The Company recorded a deduction for the beneficial conversion feature associated with the issuance of Series A Preferred Stock based on the fair value of the underlying common stock at the date of issuance. The deduction was recorded ratably over a six-month period from April to October 1999, during which Series A Preferred Stock could not be converted into the Company's common stock.

    The Series A Preferred Stock is presented as temporary equity, on the Company's balance sheet, and is not included in stockholders' equity, since, under certain circumstances beyond the control of the

Company's management the holders of Series A Preferred Stock may redeem the shares in consideration for cash. In May 2000, to increase stockholders' equity, the Company allowed holders of Series A Preferred Stock to exchange a portion of their shares for an equivalent number of shares of Convertible Preferred Stock ("Series B Preferred Stock"). As described more fully in Note 10 to the financial statements, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity. In May 2000, 84,600 shares of Series A Preferred Stock were exchanged for an equivalent number of shares of Series B Preferred Stock.

    The Series A Preferred Stock has the following characteristics:

  Voting: The holders of Series A Preferred Stock are entitled to elect two directors to the Company's Board of Directors and are entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. On all other matters, including the election of the other Company directors, holders of the Series A Preferred Stock vote (on an as-converted basis) together with common stockholders and holders of Series B Preferred Stock (voting on an as-converted basis) as one class.

  Dividends: The holders of the convertible preferred stock are entitled to receive dividends equal to $7 per share per annum paid quarterly. At the Company's election, the quarterly dividends may be settled by the issuance of additional Series A Preferred Stock. During 2000, the Company has settled dividend obligations with respect to its Series A Preferred Stock by issuing 9,791 (1999, 8,664) shares of additional Series A Preferred Stock

  Liquidation Preference: In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the then outstanding Series A Preferred Stock shall receive for each share an amount equal to the sum of $100 per share, respectively, payable in preference and priority to any payments made to the holders of the Company's outstanding common stock.

  Liquidation is deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power.

  Additionally, Series A Preferred Stock may be redeemed by the Company at its liquidation amount 5 years following the date the shares were issued.

  Conversion: Each share of Series A Preferred Stock, at the option of the holder, is convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time. The Original Issue Price of Series A Preferred Stock is $100 per share. The initial Conversion Price of Series A Preferred Stock is $6.75 and is subject to adjustment in accordance with anti-dilution provisions contained in the Company's Articles of Incorporation. At December 31, 2000, the Series A Preferred Stock is convertible into 1,842,000 shares of the Company's common stock.

    In May 2000, the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock. The Company issued 84,600 shares of Series B Preferred Stock in exchange for an equivalent number of shares of Series A Preferred Stock.

    The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, as described above. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power. At December 31, 2000, the Series B Preferred Stock is convertible into 1,320,000 shares of the Company's common stock. During 2000, the Company has settled dividend obligations with respect to its Series B Preferred Stock by issuing 4,519 shares of additional Series B Preferred Stock.

    In connection with the Chase Facility, the Company issued 126,000 warrants to Chase Equity Associates, LP to purchase shares of the Company's common stock. The warrants are fully vested, non-forfeitable and are exercisable from their issuance date, at $6.75 per share.

    All warrants described above were issued in reliance on the private placement exemption of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The Company conducts its operations through its wholly-owned subsidiaries, which include Harvey Comics, Inc. and PM Entertainment. The Company's revenues are derived from three primary sources: (i) filmed entertainment, (ii) merchandising and (iii) publishing. This report includes forward-looking statements made based on the expectations of current management pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below and in "Business—Factors Which May Affect Future Results."

Consolidated Statement of Operations

	Year Ended December 31,
	2000	1999
Filmed entertainment revenues	$17,075,000	$24,000
Merchandising revenues	2,192,000	1,385,000
Publishing revenues, net of returns	56,000	129,000

Total operating revenues	19,323,000	1,538,000
Film costs	12,900,000	2,241,000
Other costs of sales	255,000	718,000
Selling, general & administrative expenses (including stock based compensation)	9,415,000	6,662,000
Depreciation and other amortization	759,000	423,000

Loss from operations	(4,006,000)	(8,506,000)
Other loss	(6,044,000)	(48,000)

Loss before income taxes	(10,050,000)	(8,554,000)
Income tax provision	(4,000)	(3,000)

Net loss	(10,054,000)	(8,557,000)
Preferred stock dividends and deduction for beneficial conversion feature	(2,001,000)	(3,029,000)

Net loss applicable to common stockholders	$(12,055,000)	$(11,586,000)

Basic & Diluted net loss per share	$(2.70)	$(2.77)

Results From Operations

Fiscal Year 2000 Compared to Fiscal Year 1999

Revenues

    The Company's net filmed entertainment revenues were $17,075,000 in 2000 and $24,000 in 1999, an increase of $17,051,000. The increase is due to revenues generated by PM Entertainment and the delivery of the animated direct to video "Casper's Haunted Christmas". The 2000 revenue primarily consists of $10,591,000 of foreign broadcast license revenues, $3,271,000 of domestic home video revenues and $3,122,000 of domestic license fee revenues.

    Net merchandising revenues were $2,192,000 and $1,385,000 in 2000 and 1999, respectively, an increase of $807,000. In 2000, $655,000 of revenues were generated from the licensing of characters for use on internet companies websites. The revenues in 2000 and 1999 consist of licenses for the worldwide merchandising of the Harvey Classic Characters and licensing revenues from the Company's direct-to-video features entered into by the Company's in-house licensing division and by Hearst Entertainment and FTCP on behalf of the Company. Although merchandising licenses are generally granted for a period of one to five years, minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The ongoing success of the merchandising program is in part dependent upon the attractiveness, future marketability and the release of new product involving the Harvey Classic Characters or the potential acquisition of new characters.

    Net publishing revenues related to music publishing in 2000 were $56,000 and to the Company's monthly magazine in 1999 were $129,000. Publishing sales were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also included sales of advertising space and subscriptions to the Company's magazine. The publication was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations.

Film Costs

    Costs of sales relating to filmed entertainment revenues were $3,019,000 and $9,000 in 2000 and 1999, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity resulting from the acquisition of PM Entertainment.

    Amortization of the film library was $9,881,000 and $2,232,000 in 2000 and 1999, respectively. Included in the film amortization is approximately $1,000,000 and $2,000,000 in 2000 and 1999, respectively, of additional amortization recorded to adjust the carrying book value of certain film properties to their net realizable values. Amortization in 2000 consists of $8,192,000 of the PM Entertainment film inventory and $1,689,000 amortization of the Harvey Entertainment film library.

Other Costs of Sales

    Merchandising costs of sales were $261,000 and $334,000 in 1999 and 1998, respectively. The decrease in cost of sales is due to a decrease in in-house merchandising activity in 2000, as the agency agreements with Hearst Entertainment and FTCP were implemented during 2000.

    Publishing costs of sales were $384,000 in 1999. Publishing costs in 2000 are immaterial as publication of the Company's magazine with the July 1999 issue.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $9,415,000 and $6,662,000 for 2000 and 1999, respectively. The increase in selling, general and administrative expenses of $2,753,000 in 2000 is due to the acquisition of PM Entertainment. However, selling, general and administrative expenses for Harvey Comics, Inc. have decreased due to lower costs incurred for consulting services throughout the year and an overall decrease in other overhead expenses.

    Stock based charges were zero and $108,000 in 2000 and 1999, respectively. Charges in 1999 are related to the issuance of warrants to consultants to the Company.

Depreciation and Amortization

    Depreciation expense was $290,000 and $187,000 in 2000 and 1999, respectively. The increase in depreciation was due to the acquisition of fixed assets included in PM Entertainment.

    Amortization of trademarks, copyrights and other was $87,000 and $106,000 in 2000 and 1999, respectively.

    Amortization of goodwill was $382,000 and $130,000 in 2000 and 1999, respectively. The increase in amortization of goodwill is due to the acquisition of PM Entertainment.

Other Income

    Loss on the sale of securities was $(3,989,000) and zero in 2000 and 1999, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities.

    Loss on impairment of securities was $(474,000) and zero in 2000 and 1999, respectively. The loss in 2000 consists of an impairment in the value of Tutornet Securities.

    Other income/(expenses) were $(2,000) and $(219,000) in 2000 and 1999, respectively. The expense in 1999 represents currency exchange losses and costs related to the purchase of certain investment securities.

    Interest (expense)/income was $(1,579,000) and $171,000 in 2000 and 1999, respectively. Interest expense increased due to an increase in notes payable in April 2000. The expense in 2000 consists of $911,000 of interest on the Chase Facility, $334,000 of interest on other production loans, $133,000 interest on loans from shareholders, $307,000 amortization of financing charges relating mainly to the Chase Facility and $106,000 of interest income primarily from investment of capital into money market funds. See "Liquidity and Capital Resources". The income in 1999 resulted primarily from interest income of $252,000, offset by interest expense of ($81,000) which represented annual loan fees and borrowings under the Company's line of credit.

Income Taxes

    Income tax provision was $(4,000) and $(3,000) in 2000 and 1999, respectively.

Liquidity and Capital Resources

    Net cash used in operating activities was $5,680,000 and $6,500,000 in 2000 and 1999, respectively. The reduction in cash used in operating activities was primarily due to an increase in cash flow provided by sales and a decrease in cash used in costs of sales, offset by an increase in cash used in selling, general and administrative expenses and interest.

    Net cash used in investing activities was $4,814,000 and $491,000 in 2000 and 1999, respectively. The increase in investing activities resulted from the acquisition of PM Entertainment.

    Net cash provided by financing activities was $6,257,000 and $12,365,000 in 2000 and 1999, respectively. The cash provided by financing activities in 2000 resulted from proceeds from The Chase Facility and The Lewis Horwitz Organization production loans. This was offset by cash used in financing activities in 2000 for repayment of notes payable on the acquisition of PM Entertainment. The cash provided by financing activities in 1999 resulted from the cash proceeds from the 1999 Refinancing and the issuance of a subordinated note payable as described below.

    As previously stated, effective as of April 3, 2000 the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Chase Facility are limited to $15,000,000. Borrowings under the Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are secured by substantially all of the assets of the Company. Interest is payable on the outstanding borrowings under the Facility at the rate of either 1.5% per annum above the prime rate (as defined in the Facility) or 2.5% per annum above the London Interbank Offered Rate, at the Company's election. The Facility requires the Company to meet certain financial ratios. The Company is not in compliance with certain warranties and covenants of the Facility. Although The Chase Manhattan Bank has issued waivers of all non-compliance and resulting events of default, The Chase Manhattan bank is not allowing Harvey to draw additional funds from the Chase Facility.

    Pursuant to the terms of the Loan and Security Agreements, with The Lewis Horwitz Organization, the Company receives loans from The Lewis Horwitz organization, which loans are secured by the accounts receivable of certain motion pictures. Interest is payable on the loans at a rate of 1.5% per annum above the prime rate. At December 31, 2000, the Company's obligation under the loans is $603,000. The loans were repaid in February 2001.

    On September 24, 1999, the Company signed a letter of intent for the acquisition of all of the outstanding stock of PM Entertainment, a privately-owned producer and distributor of motion pictures in the United States home video, television and internet broadcasting markets as well as all media in international markets. The closing of the PM Entertainment acquisition occurred effective as of April 3, 2000. The purchase price consisted of approximately $6,500,000 of cash paid at closing, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. The Company also assumed existing bank debt in the amount of approximately $5,200,000.

    The purchase price of PM Entertainment included $2,050,000 subordinated notes payable to stockholders of the Company to be paid over five future quarterly periods. Interest is payable on the note at a rate of 10% per annum. At December 31, 2000, the Company's obligation under these notes payable was $1,600,000. At December 31, 2000, the Company was not in compliance with the payment terms of the note.

    In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Interest is payable on the loan at the prime rate and the loan expires December 31, 2001. At December 31, 2000, the Company's obligation under the loan is $3,781,000. In January 2001, the Company received notice from Imperial Bank alleging that Events of Default had occurred per the Loan and Security Agreement, in part, because of material adverse changes in the financial condition of the Company, by virtue of a reduction or impairment in the Company's currently available funds to an amount insufficient to pay the cost of operations. The Company has demanded that the notification of an Event of Default be withdrawn based on the planned sale of assets per the Asset Purchase and Sale Agreement between the Company and Classic Media, LLC.

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

    On April 26, 1999, the Company consummated the 1999 Refinancing pursuant to a Stock Purchase Agreement and received gross proceeds of approximately $17,900,000. In connection with such transactions, the Company incurred fees and expenses of approximately $1,905,000 and subsequently repaid the outstanding balance of approximately $2,013,000 on the Company's City National Bank credit facility. In addition, the Company received additional capital of approximately $2,049,000 from the issuance of the Note on June 30, 1999.

    Management believes that the Company's current and anticipated sources of working capital are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. Management has addressed these issues, including seeking out several strategic partners and investors, and as such has signed an Asset Purchase and Sale Agreement with Classic Media LLC for the sale of certain assets, properties and rights owned by the Company. The assets, properties and rights sold include Harvey's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $16 million plus the assumption of certain liabilities will be paid in cash at closing, which is expected to occur within sixty to ninety days from signing of the agreement and after the receipt of shareholder vote and satisfaction of other customary closing conditions. Management intends to utilize such funds to repay a significant portion of the Company's debt outstanding, including the borrowings under the Chase Manhattan Bank Facility, and to continue to operate the scaled-back business focusing on sales of the PM Entertainment library and development of new product. Management has commenced discussions on obtaining a new credit facility to provide some working capital for ongoing operations. At the same time Management will be exploring all options to create maximum shareholder value.

Inflation and Seasonality

    Inflation has not been material to the Company during the past five years.

ITEM 7. FINANCIAL STATEMENTS

Pages F-1 through F-21 follow.

    The following tables set forth supplementary data for each of the years in the two-years ended December 31, 2000.

	2000
	March 31 (unaudited)	June 30 (unaudited)		Sept 30 (unaudited)	Dec 31 (unaudited)
Revenues	$882,000	$5,115,000		$6,004,000	$7,322,000
Gross Profit/(Loss)	(598,000)	1,794,000	(1)	2,484,000 (1)	2,488,000
Net Loss	(885,000)	(6,956,000)	(2)	(1,386,000)	(2,828,000)	(3)(4)
Loss per share:
Basic and Diluted	$(0.21)	$(1.53)		$(0.30)	$(0.63)
	1999
	March 31 (unaudited)	June 30 (unaudited)	Sept 30 (unaudited)	Dec 31 (unaudited)
Revenues	$562,000	$361,000	$117,000	$498,000
Gross Profit/(Loss)	(9,000)	(200,000)	(181,000)	(1,031,000)
Net Loss	(2,409,000)	(2,910,000)	(2,352,000)	(3,915,000) (3)
Loss per share:
Basic and Diluted	$(0.58)	$(0.70)	$(0.56)	$(0.94)

(1)
Reflects the impact of reclassification of advertising and promotion costs associated with the distribution of home video product from cost of sales to sales, general and administrative expenses.

(2)
Includes loss of $3,898,000 recorded upon the sale of marketable securities.

(3)
Includes additional amortization of $1,000,000 in 2000 and $2,000,000 in 1999 to adjust the carrying book value of certain film properties to their net realizable value.

(4)
Includes adjustment to realize impairment loss of $474,000 on the investment in the common stock of Tutornet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

    Set forth below is certain information with respect to the directors and executive officers of the Company as of the date of the filing of this report:

Name	Age	Position
Roger A. Burlage	58	Chairman of the Board and Chief Executive Officer
Glenn R. Weisberger	42	Senior Vice President and General Counsel
Caroline J. Stewart	30	Chief Financial Officer and Corporate Secretary
William Dallas	46	Director
Michael S. Doherty	47	Director
Gary M. Gray	56	Director
Paul Guez	57	Director

    Each of the directors and executive officers serves in similar positions for both the Company and its wholly owned subsidiaries. Directors are currently elected for terms of one year each.

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

    Caroline J. Stewart has been the Chief Financial Officer of Harvey since January 2001, and Corporate Secretary since March 2001. Prior to joining Harvey, Ms. Stewart worked as a financial consultant to entertainment companies, mainly in the areas of financial reporting, tax shelters and tax credits. From 1998 to 1999, Ms. Stewart served as VP Finance and Controller for New City Inc., a Canadian film production and distribution company. From 1997 to 1998, Ms. Stewart worked for Warner Bros. International TV Production overseeing entertainment activities located in Vancouver, Canada. From 1994 to 1996 Ms. Stewart was with PricewaterhouseCoopers Vancouver where she was a manager in the entertainment division.

    William Dallas was appointed as a director at Harvey in March of 2000. Mr. Dallas has also served as a director from May of 2000 through December of 2000. Mr. Dallas is the founder of First Franklin and has served as its Chairman since 1981. First Franklin is a leading nonprime wholesale lender in the mortgage banking industry. The firm provides mortgage lenders with a wide variety of products and services, focusing on its proprietary risk-based Direct Access loan programs. First Franklin is a subsidiary of National City Bank (NYSE:NCC). Headquartered in San Jose, First Franklin employs close to 900 professionals in over 30 locations nationwide. National City Corporation is one of the nation's largest commercial banks. Mr. Dallas has also co-founded two other banking institutions: In 1995, Mr. Dallas helped found Heritage Bank of Commerce (NASDAQ HTBC), a community business bank serving Silicon Valley; and in 1998, Mr. Dallas helped found California Oaks State Bank in Thousand Oaks. Mr. Dallas is a Certified Mortgage Banker, and is a Board advisor to Factual Data Corporation, a Colorado based credit services provider since. Mr. Dallas also presently serves as director for the following companies: Affinity Corporation a private technology company dedicated to mortgage fraud detection, LoanCity.com a provider of mortgage infrastructure technology and products based in San Jose, Diversified Capital, a mortgage brokerage in Northern California, and Finet.com a publicly traded mortgage company. Most recently, as a board member, Mr. Dallas helped David Murdock take Castle & Cooke, Inc., a publicly traded (NYSE:CCS) company private in a $750 million transaction. Mr. Dallas accepted the nomination of California Lutheran University to be secretary of the Board of Regents and he teaches Venture Development, a class he created at CLU.

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

    Paul Guez has been a director of Harvey since 1999. As an investor in many business activities, Mr. Guez is also chairman of the board of DVT 3000, a DVD company, and has been the president of Stone Canyon International, a movie production firm, since 1998. For the past eleven years, Mr. Guez has been overseeing Azteca Production, a clothing manufacturing company that he founded with his brother, Hubert Guez in 1990. Prior to Azteca, Mr. Guez headed the JAG clothing label, which he purchased in 1984, as well as the Sasson Jeans label which he launched in 1976.

    The Company has granted observer rights to The Kushner-Locke Company ("Kushner-Locke") which has the right to designate Donald Kushner, Kushner-Locke's Co-Chairman of the Board, Co-Chief Executive Officer and Secretary (or in his absence, Peter Locke, Kushner-Locke's Co-Chairman of the Board and Co-Chief Executive Officer) to attend and participate in all Board meetings as an observer without the right to vote on any action taken by the Board. Such attendee shall be compensated in the same amount of cash, options or other items and at the same times as the other non-executive members of the Board; provided that Messrs. Kushner and Locke shall be entitled to receive collectively only such amount as one Board member would so be entitled to receive. See "Executive Compensation—Director Compensation." At March 31, 2001, Kushner-Locke owns 6,287 shares of the Company's Series A Preferred Stock, including 4,081 shares in accrued dividends and 56,587 Series B Preferred Stock, including 3,794 shares in accrued dividends. The Company owns no shares of common stock of Kushner-Locke. See "Security Ownership of Certain Beneficial Owners and Management."

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

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER REMUNERATION

    The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer, and its three other most highly compensated officers for services rendered during such period to the Company.

SUMMARY COMPENSATION TABLE

						Long Term Compensation
		Annual Compensation				Common Stock Underlying Options
							All Other Compensation
Name and Principal Position	Year	Salary		Bonus
Roger A. Burlage(1) Chairman and Chief Executive Officer	2000 1999	$ $	519,412 342,949	N/A N/A		N/A 589,309	$ $	7,500 2,500	(2) (2)
Eric S. Mischel(1) President and Chief Operating Officer	2000 1999	$ $	252,216 171,474	N/A N/A		N/A 260,000	$ $	3,000 59,000	(3) (3)
Ronald B. Cushey(6) Executive Vice President and Chief Financial Officer	2000 1999	$ $	75,331 102,885	$12,500 N/A		N/A 120,000	$	N/A 10,000	(4)
Glenn R. Weisberger(6), (14) Executive Vice President, General Counsel and Interim Chief Financial Officer	2000 1999	$ $	149,340 35,785	$12,500 N/A		60,000 55,000		N/A N/A
Anthony J. Scotti(1) (Former) Interim Chief Executive Officer and (Former) Interim President	1998		(5)		(5)	271,600		N/A
Michael S. Hope(6) (Former) Interim Chief Financial Officer and (Former) Interim Secretary	1998		(7)		(7)	67,900		N/A
Jeffrey A. Montgomery(8) Former) Chief	1998		$59,150	N/A		N/A		$3,012,379	(9)
Charles Day (Former) Senior Vice President of Consumer Products	2000 1999 1998	$ $ $	46,250 181,250 147,255	N/A N/A N/A		N/A N/A N/A	$ $ $	3,156 15,922 47,878	(10) (10) (10)
Don Gold(11) (Former) Senior Vice President—Harvey Home Entertainment	1998		$118,750	$20,000	(12)	20,000		$6,650	(13)

(1)
On April 26, 1999, Mr. Scotti resigned as Interim Chief Executive Officer and Interim President and Roger A. Burlage was appointed Chief Executive Officer and shortly thereafter Eric S. Mischel was appointed President and Chief Operating Officer. On December 15, 2000, Mr. Mischel's employment agreement was terminated and replaced with a consulting agreement, which became effective January 1, 2001.

(2)
Represents benefits paid under Mr. Burlage's employment contract related to country club dues.

(3)
For the year ended December 31, 2000, represents automobile expenses paid on behalf of Mr. Mischel. For the year ended December 31, 1999 represents amounts paid to The Mischel Company, of which Mr. Mischel was previously President, related to the Company's acquisition of all right, title and interest in certain film projects owned by the Mischel Company.

(4)
Represents a consulting fee paid to Mr. Cushey for services related to the 1999 Refinancing prior to his employment by the Company.

(5)
Mr. Scotti did not receive any salary directly from the Company. Instead, Mr. Scotti served in his interim management positions pursuant to the Company's management services agreement with Global Media Management, LLC.

(6)
On April 26, 1999 Mr. Hope resigned as Interim Chief Financial Officer and Interim Secretary. Shortly thereafter, Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary. On May 24, 2000 Mr. Cushey resigned and Glenn R. Weisberger was appointed Interim Chief Financial Officer. On January 3, 2001, Mr. Weisberger resigned as Interim Chief Financial Officer and Caroline J. Stewart was appointed Chief Financial Officer.

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

(9)
Represents net proceeds from the exercise of stock options, sums advances under the Company's defined contribution plan, which vest over a period of five years, an unaccountable business expense allowance, benefits under automobile and athletic club plans and in 1995 the value of a whole life insurance policy transferred to Mr. Montgomery in connection with his employment agreement.

(10)
Represents net proceeds from the exercise of stock options and benefits under automobile, living and moving allowance plans.

(11)
Mr. Gold's employment with the Company terminated at the end of February 1999.

(12)
Represents a signing bonus.

(13)
Represents benefits under an automobile allowance plan.

(14)
Effective September 22, 1999, the Company entered into an employment agreement with Mr. Weisberger, which was amended on December 15, 2000 and effective January 1, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table and related footnotes set forth the number of securities underlying options granted in the last fiscal year (2000) and held by each person who served as the Company's Chief Executive Officer and its three other most highly compensated officers and the value thereof.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (1)		Exercise or Base Price ($/Share)		Expiration Date
Roger A. Burlage	0	N/A			N/A	N/A
Eric S. Mischel	0	N/A			N/A	N/A
Ronald B. Cushey	0	N/A			N/A	N/A
Glenn R. Weisberger	40,000 6,667 6,667 6,666	20 3 3 3	% % % %	$ $ $ $	6.75 9.00 11.00 12.00	5/24/10 5/24/06 5/24/07 5/24/08

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/00	Value of Unexercised In-the-Money Options at 12/31/00
Roger A. Burlage	0	N/A	589,309	0/0
Eric S. Mischel	0	N/A	260,000	0/0
Ronald B. Cushey	0	N/A	60,000	0/0
Glenn R. Weisberger	0	N/A	75,000	0/0

    The Common Stock closed on The Nasdaq National Market on December 31, 2000 at $0.188 per share.

DIRECTOR COMPENSATION

    Directors of the Company who are neither employees of the Company nor of the Company's affiliates receive $20,000 in cash each year for serving on the Board. Such Directors also receive 10,000 stock options under the Company's 1997 Stock Option Plan on May 18 each year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 2001, certain information regarding the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) each of the Company's current directors and nominees, (iii) each person who served as an executive officer of the Company during fiscal year 2000, (iv) each person who is an executive officer of the Company as of March 31, 2001, and (v) the Company's current directors and executive officers as a group:

Name and Address of Beneficial Owners	Title of Class(1)	Number of Shares and Nature of Beneficial Ownership	Percent of Class(2)
AKAUSA Holdings Limited(3) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	1,075,000 — —	23.63% — —
Ahmad Bin Khalid Al-Saud(3) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	1,075,000 — —	23.63% — —
Universal Studios, Inc.(4) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	374,500 — —	8.23% — —
The Kushner-Locke Company(5) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	1,319,710 6,287 56,587	22.49% 4.97% 62.41%
Checchi Family Trust(6) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	179,359 11,432 —	3.79% 9.04% —

Michael R. Burns(7) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	505,308 — —	10.03% — —
Anthony J. Scotti(8) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	155,800 — —	3.31% — —
Dimension Fund Advisors, Inc.(9) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	296,500 — —	6.52% — —
L D B Corporation(10) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	179,359 1,143 152,423	3.79% 11.35% —
Roger A. Burlage(11) Chairman and C.E.O.	Common Stock Series A Preferred Stock Series B Preferred Stock	510,432 572 2,058	10.11% .45% 2.27%
Michael S. Doherty(12) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	80,000 — —	1.73% — —
Paul Guez(13) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	1,046,797 56,597 —	18.71% 44.73% —
Gary M. Gray(14) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	155,500 — —	3.30% — —
William Dallas(15) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	239,947 1,143 10,289	5.01% .90% 11.35%
Glenn R. Weisberger(16) Executive Vice President, General Counsel and Interim Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	116,000 — —	2.49% — —
Caroline J. Stewart(17) Chief Financial Officer and Corporate Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	— — —	— — —
Eric S. Mischel(18) (Former) President and (Former) Chief Operating Officer	Common Stock Series A Preferred Stock Series B Preferred Stock	274,702 86 772	5.70% .07% .85%
Ronald B. Cushey(19) (Former) Executive Vice President (Former) Chief Financial Officer and (Former) Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	77,549 915 —	1.68% .72% —

Charles Day(20) (Former) Senior Vice President of Consumer Products	Common Stock Series A Preferred Stock Series B Preferred Stock	12,500 — —	.27% — —
All Officers and Directors a group (21) (7 persons)	Common Stock Series A Preferred Stock Series B Preferred Stock	2,148,176 58,311 12,346	32.19% 46.09% 13.62%

(1)
When voting with the shares of Common Stock on an as-converted basis, each share of Series A and Series B Preferred Stock is entitled to 14.815 votes (the number of shares of Common Stock into which each share is convertible). The Series A Preferred Stock is entitled to elect two of the Company's five directors and is otherwise entitled to vote on all matters (including the election of remaining directors) together with holders of Series B Preferred Stock and Common Stock voting as a class on an as-converted basis. Approval from the majority of the Series B Preferred Stock is required to approve the asset sale to Classic Media and is otherwise entitled to vote on all matters (including the election of remaining directors) together with holders of Series A Preferred Stock and Common Stock voting as a class on an as-converted basis.

(2)
The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, (B) the number of shares of Common Stock issuable upon conversion of the beneficial owner's Series A Preferred Stock and Series B Preferred Stock, and (C) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (X) the total number of shares of Common Stock outstanding (4,549,441), (Y) the number of shares of Common Stock issuable upon conversion of the beneficial owner's Series A Preferred Stock and Series B Preferred Stock, and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator. The percent of Series A Preferred Stock owned is calculated using the number of shares of Series A Preferred Stock beneficially owned as the numerator and the total number of shares of Series A Preferred Stock outstanding on March 31, 2001 (126,525) as the denominator. The percent of Series B Preferred Stock owned is calculated using the number of shares of Series B Preferred Stock beneficially owned as the numerator and the total number of shares of Series B Preferred Stock outstanding on March 31, 2001 (90,673) as the denominator.

(3)
Includes shares held by AKAUSA and Mr. Al-Saud. The United States mailing address of AKAUSA and the United States address of Mr. Ahmad Bin Khalid Al-Saud is 3535 N. W. 58th Street, Suite 950, Oklahoma City, Oklahoma 73112. AKAUSA is a Cayman Islands corporation, 100% of whose stock is owned by Mr. Ahmad Bin Khalid Al-Saud, a citizen and resident of Saudi Arabia. 455,000 shares are held in AKAUSA's name, and 600,000 shares are held in Mr. Al-Saud's name. However, since Mr. Al-Saud owns 100% of AKAUSA, all voting power is held by Mr. Al-Saud.

(4)
The address of Universal Studios, Inc. is 100 Universal City Plaza, Universal City, California 91608.

(5)
The address of The Kushner-Locke Company is c/o Don Kushner or Peter Locke, 11601 Wilshire Boulevard, 21st Floor, Los Angeles, California 95205. Percent of class of Common Stock includes 93,147 shares of Series A Preferred Stock (as-converted); 838,327 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 388,235 shares of Common Stock within 60 days.

(6)
The address of the Checchi Family Trust is 920 Manhattan Beach Blvd., #1, Manhattan Beach, California 90266. Percent of class of Common Stock includes 169,539 shares of Series A Preferred

  Stock (as-converted) and exercisable options/warrants to purchase 10,000 shares of Common Stock within 60 days.

(7)
The address of Mr. Burns is c/o Lions Gate Entertainment, 4553 Glencoe Avenue, Suite 200, Marina del Rey, California 90292. Percent of class of Common Stock includes exercisable options/warrants to purchase 489,308 shares of Common Stock within 60 days.

(8)
The address of Mr. Scotti is c/o Global Media Management Group, LLC, 1999 Avenue of the Stars, 17th Floor, Los Angeles, California 90067. Percent of class of Common Stock includes exercisable options/warrants to purchase 155,200 shares of Common Stock within 60 days.

(9)
The address of Dimension Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The number of shares beneficially owned is based on a Schedule 13G filed on February 2, 2001.

(10)
The address of LDB Corporation is 444 Sidney Baker South, Kerrville, Texas 78028. Percent of class of Common Stock includes 16,936 shares of Series A Preferred Stock (as-converted); 152,423 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 10,000 shares of Common Stock within 60 days.

(11)
The address of Mr. Burlage is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 8,468 shares of Series A Preferred Stock (as-converted); 30,485 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 461,479 shares of Common Stock within 60 days.

(12)
The address of Mr. Doherty is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes exercisable options/warrants to purchase 80,000 shares of Common Stock within 60 days.

(13)
The address of Mr. Guez is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 838,470 and exercisable options/warrants to purchase 208,327 shares of Common Stock within 60 days.

(14)
The address of Mr. Gray is c/o Milestone Capital Inc., 1800 West Loop South, Suite 1075, Houston, Texas 77027. Percent of class of Common Stock includes exercisable options/warrants to purchase 142,500 shares of Common Stock within 60 days.

(15)
The address of Mr. Dallas is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 16,936 shares of Series A Preferred Stock (as-converted); 152,423 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 70,588 shares of Common Stock within 60 days.

(16)
The address of Mr. Weisberger is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes exercisable options/warrants to purchase 115,000 shares of Common Stock within 60 days.

(17)
The address of Ms. Stewart is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Ms. Stewart was appointed as Chief Financial Officer in January 2001 and Corporate Secretary on March 21, 2001. Ms. Stewart does not currently own any Harvey securities or warrants/options to purchase Harvey securities.

(18)
The address of Mr. Mischel is c/o The Harvey Entertainment Company, 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 1,270 shares of Series A Preferred Stock (as-converted); 11,432 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 260,000 shares of Common Stock within 60 days.

  Mr. Mischel resigned from his position as President and Chief Operating Officer on January 1, 2001.

(19)
The address of Mr. Cushey is 7520 West 82nd Street, Playa Del Rey, California 90293. Percent of class of Common Stock includes 13,549 shares of Series A Preferred Stock (as-converted) and exercisable options/warrants to purchase 60,000 shares of Common Stock within 60 days. Mr. Cushey resigned from his position as Executive Vice President, Chief Financial Officer, and Corporate Secretary on May 24, 2000.

(20)
The address of Mr. Day is 101 Red Cedar Drive, Unit #2, Incline Village, NV 89451. Mr. Day resigned from his position as Senior Vice President of Consumer Products on January 21, 2000, effective March 31, 2000.

(21)
Includes the beneficial ownership of Messrs. Burlage, Guez, Gray, Doherty, Dallas, Weisberger and Ms. Stewart. Total Voting Power calculation includes the total number of options/warrants of such persons exercisable within 60 days (1,077,894) held by such persons to purchase shares of Common Stock. Assuming that none of such persons exercises within 60 days any of such his or her respective options or warrants, the Total Voting Power of the group is 19%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Harvey has entered into certain relationships and transactions with related parties. Such relationships and transactions include, without limitation, the following:

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS.

    The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company's Chairman and Chief Executive for a term of four years. Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Board. As part of the agreement, Mr. Burlage was granted warrants to purchase 400,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, and may receive up to an additional 200,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement. One half of such warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation. If Mr. Burlage's position is eliminated as a result of a merger or consolidation of the Company, Mr. Burlage will be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term.

    The Company entered into an employment agreement with Charles Day, effective October 16, 1996, as amended on December 19, 1997, which provides that Mr. Day served as The Company's Senior Vice President of Consumer Products. In September 1998, the agreement was extended through March 31, 2000 and it was not renewed further upon its expiration. The termination agreement between the Company and Mr. Day is described below. The employment agreement was further amended on May 17, 1999 to increase Mr. Day's annual salary from $139,000 to $149,000 effective as of that date. In addition to his annual salary, Mr. Day was entitled to certain other benefits including a monthly living allowance of $3,000 during the term of his employment agreement, insurance benefits, four weeks of paid vacation, use of an automobile, reimbursement of automobile insurance expenses, reimbursement of moving expenses at the beginning of the term and reimbursement of attorney's fees incurred in connection with the negotiation of his employment agreement. Mr. Day was also entitled to receive an annual bonus equal to a percentage of pre-tax net profits from the Company's merchandising activities under Mr. Day's supervision. In addition, Mr. Day received an option to purchase 15,000 shares of common stock at $11.00 per share (adjusted to $7.25 per share in December 1998) vesting over three years and an option to purchase 5,000 shares of common stock at $11.00 per share vesting over two years. Mr. Day's employment agreement also provided that the Company would indemnify Mr. Day for any loss he incurs by virtue of his position as an employee of the Company.

    The Company entered into a termination agreement with Mr. Day, dated January 21, 2000. The agreement terminates Mr. Day's employment at The Company as of March 31, 2000. Mr. Day was to be paid any accrued vacation pay and any unreimbursed business expenses. All vested and unexercised stock options were to expire per the terms of the stock option plan agreement. All unvested stock options as of March 31, 2000 were to be cancelled. Pursuant to the termination agreement, the Company and Mr. Day released each other from any and all, known or unknown, claims, liabilities, losses, agreements, rights, causes of action and expenses of any nature arising during the period of Mr. Day's employment, relating to the employment, or concerning the termination of Mr. Day's employment.

    The Company entered into an employment agreement with Ronald B. Cushey, dated April 26, 1999, which provides that he will serve as the Company's Executive Vice President and Chief Financial Officer and Corporate Secretary for a term of three years. Mr. Cushey has since resigned pursuant to the settlement agreement described below. The April 1999 employment agreement states that Mr. Cushey was entitled to annual salaries of $150,000, $165,000 and $180,000, in the first, second and third years of the term, respectively, as well as an annual discretionary bonus as determined by the Board. Mr. Cushey's annual salary could have been increased to $200,000 in certain circumstances if the Company's annual revenues exceed $20,000,000 or if responsibilities related to additional corporate activity were required. As part of the agreement, Mr. Cushey was granted warrants to purchase 80,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Cushey was also entitled to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

    The Company entered into a settlement agreement with Mr. Cushey, dated May 24, 2000. The agreement provides that Mr. Cushey's employment is terminated as of May 24, 2000. All unvested stock options and warrants that were not vested as of Mr. Cushey's termination were cancelled. All vested and unexercised stock options and warrants are to expire per the terms of the stock option plan and applicable warrant agreement. Pursuant to the termination agreement, the Company and Mr. Cushey released each other from any and all, known or unknown, claims, liabilities, losses, agreements, rights, causes of action and expenses of any nature arising during the period of Mr. Cushey's employment, relating to the employment, or concerning the termination of Mr. Cushey's employment.

    The Company entered into an employment agreement with Eric S. Mischel, dated April 26, 1999 which provided that he would serve as the Company's President and Chief Operating Officer for a term of four years. Mr. Mischel has since resigned pursuant to the settlement agreement described below. The April 1999 employment agreement states that Mr. Mischel was entitled to an annual salary of $250,000 with minimum annual increases of 7 1/2%, as well as an annual discretionary bonus as determined by the Board. As part of the agreement, Mr. Mischel was granted warrants to purchase 210,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement. The Company agreed to obtain certain film projects previously held by Mr. Mischel in The Mischel Company, of which he was president prior to joining the Company. Mr. Mischel was paid an amount of $65,000 by the Company for the transfer of all title, rights and interest in these projects. He was entitled to receive a profit participation of 60% on certain of the film projects transferred to the Company. Mr. Mischel was also entitled to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

    The Company entered into a settlement agreement with Mr. Mischel, dated December 15, 2000. The agreement commenced on January 1, 2001 and terminates on April 25, 2003. The agreement terminates Mr. Mischel's previous employment agreement as of January 1, 2001, and provides that Mr. Mischel, on a part time basis, is to assist the Company in developing the BUNNY, RICHIE RICH, HOT STUFF, and the WALTER MILLER projects for a period of one year, as well as the new Hearst licensing and merchandising deals. The Company is to pay a $134,365 annual consulting fee to Mr. Mischel for his services. If the Company is sold to a third party during the term of the agreement, the Company is to pay Mr. Mischel an amount equal to $313,500 less the amounts previously paid to Mischel. Payment is to be made within 5 days of the consummation of the sale. If the acquiring entity fails to pay the foregoing amount, Mr. Mischel is entitled to receive $627,000 less the amounts previously paid to Mischel. As of January 1, 2001, all of Mr. Mischel's unvested warrants were cancelled, and all of his stock options became fully vested and are exercisable for one year after the date Mr. Mischel ceases to provide services under the settlement agreement. However, in no event shall any options be exercisable after January 2, 2002. The exercise price of all of Mr. Mischel's options is to be $0.80 per share. The Company will provide health insurance coverage to Mr. Mischel until the earlier of April 25, 2003, or such time as Mr. Mischel becomes eligible for health insurance by a new employer. Mr. Mischel is also entitled to continue the use of his company car until the end of the lease, whereby Mr. Mischel is to pay half of the monthly cost of the lease. In addition, The Company and Mr. Mischel released each other from any and all, known or unknown, claims, arising during the period of Mr. Mischel's employment, relating to his employment or termination.

    The Company entered into an employment agreement with Glenn R. Weisberger, dated September 22, 1999, which provides that he will serve as the Company's Executive Senior Vice President and General Counsel for a three year term. This agreement has since been amended as detailed below. The 1999 agreement provides that Mr. Weisberger will receive an annual guaranteed salary of $145,000 for the first year, $155,000 for the second year, and $165,000 for the third year, as well as an annual discretionary bonus as determined by the Board. As part of the agreement, Mr. Weisberger was granted warrants to purchase 40,000 shares of the Company's Common Stock, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement.

    The Company amended Mr. Weisberger's agreement on January 1, 2001. The amended agreement provides that he will serve as the Company's Senior Executive Vice President and General Counsel, on a part-time basis, until the earlier of June 30, 2001, or such time that Mr. Weisberger accepts full-time employment with a new employer. Mr. Weisberger is entitled to a monthly salary of $15,000. As part of the agreement, Mr. Weisberger's options and warrants are to vest and become exercisable as of January 1, 2001 and up until one year after the date Mr. Weisberger ceases to provide services to the Company. Options may be exercised at a price of $0.80 a share. Mr. Weisberger is not entitled to any benefit coverage other than health benefit coverage, which will be provided until the earlier of October 31, 2002, or such time that Mr. Weisberger is eligible for health benefits from a new employer. In addition, the Company and Mr. Weisberger released each other from any and all, known or unknown, claims, liabilities, losses, agreements, rights, causes of action and expenses of any nature arising during the period of Mr. Weisberger's employment, relating to the employment, or concerning the termination of Mr. Weisberger's employment.

    The Company entered into a consulting agreement with William Merrigan on May 28, 2000, which was to commence on June 1, 2000 and continue for two to three months at Mr. Merrigan's option. Pursuant to the agreement, Mr. Merrigan is to perform exclusive consulting services in regards to the Company's banking and financing needs in exchange for a compensation of $10,000 per month payable in advance of each month. In addition, the agreement provides that in the event of a sale of the Company, a change of control at the Company, or an equity infusion into Company is closed within 12 months of the commencement date of the agreement, Mr. Merrigan is entitled to receive a Success Bonus in the amount of $45,000. In light of the proposed sale to Classic Media, the Company has agreed to commence paying Mr. Merrigan the bonus of $45,000, payable in $5,000 monthly installments commencing in March 2001 and continuing until the earlier of the close of a sales transaction, such as the current Classic Media transactions, or the payment of a total of $45,000.

  Universal Studios

    In December 1990, the Company sold Universal Studios a 20% equity interest in the Company for $3,000,000 and entered into a Registration Agreement and Memorandum of Distribution Agreement with Universal Studios, as amended by letters dated April 22, 1993 and September 28, 1993. Under the distribution agreement, Universal Studios was granted certain limited rights, with no corresponding obligation, to exploit the Company's classic cartoon characters and products in (i) theatrical motion pictures, (ii) television, (iii) home video, (iv) merchandising, and (v) theme parks, and to distribute new pictures in all media. Under the distribution agreement, the Company retained the right to create and distribute existing and new television, home video and new media products, subject to Universal Studios' first negotiation rights and first negotiation/first refusal rights, and also retained certain limited rights to exploit the Company's classic cartoon characters in theme parks.

    In November 1999, the Company and Universal Studios entered into an Amended and Restated Memorandum of Distribution Agreement which included alterations to the obligations and rights of the parties with respect to merchandising in the form of a letter agreement executed concurrently therewith, collectively referred to as the "Universal Settlement Agreement". In summary, pursuant to the Universal Settlement Agreement, the Company reacquired from Universal Studios (i) control of all merchandising rights with respect to the Company's classic cartoon characters (except those related to a Casper or Casper character motion pictures produced and/or released by Universal Studios), (ii) first negotiation/first refusal rights and first negotiation rights in all of the Company's classic cartoon characters other than certain first negotiation/first refusal rights and first negotiation rights relating to Casper and Casper characters and (iii) theme park rights other than those relating to Casper and the Casper characters. In exchange for the reacquisition of these rights, the Company provided Universal Studios with an exclusive release window for the first sequel to the first Casper movie (and potentially other sequels), a first negotiation/first refusal right with respect to the first direct-to-video production featuring Casper after the release of the first Casper sequel and the right to exploit movie merchandising related to Casper and Casper characters appearing in permitted feature pictures which feature or refer in to the title to Casper or Casper characters during merchandising windows associated with such picture (such windows are exclusive except that, during a window, the Company may enter into new licenses with a term beginning after the window and such pre-existing licenses between Harvey and third parties are not affected by a window).

    Under the Universal Studios distribution agreement, Universal Studios had the sole and exclusive right and license to develop, produce and distribute theatrical motion pictures based on the Casper, the Friendly Ghost character. Upon commencement of principal photography of the first Casper movie (released in May of 1995), Universal Studios became vested with all theatrical sequel and theatrical remake rights to Casper.

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

    Although Universal Studios' rights to develop and produce theatrical motion pictures featuring The Company's classic cartoon characters (other than Casper) expired in December 1995, it had retained a first negotiation right with respect to new pictures in which the name of one or more Casper characters (other than Casper) is to appear in the title of the picture or in which one or more Casper characters (other than Casper) are featured which it may exercise should The Company attempt to license or transfer theatrical motion picture rights or such characters to third parties. The first negotiation right expired on December 7, 2000.

    Under the Universal Settlement Agreement, Universal Studios had first negotiation/first refusal rights for the exploitation of new television product and domestic distribution of The Company's existing animated film library of product featuring Casper or having Casper's name in the title. These first negotiation/first refusal rights expired on December 7, 2000.

    Under the Universal Settlement Agreement, Universal Studios also had first negotiation/first refusal rights for the exploitation of new television product and domestic distribution of The Company's existing animated film library of product featuring Casper characters (other than Casper) or having a Casper character name (other than Casper) in the title. The first negotiation/first refusal rights expired on December 7, 2000.

    Under the distribution agreement, Universal Studios held certain first negotiation/first refusal rights with respect to The Company's worldwide licensing of (i) home video rights in The Company's library existing on the date of the distribution agreement, (ii) new television products (subject to The Company's retaining the right under certain circumstances to transfer home video rights in a new television product to a third party concurrent with the transfer of television rights), and (iii) characters and products which The Company intended to exploit initially in the home video market. Pursuant to the Universal Settlement Agreement, Universal Studios released all such rights except a first negotiation/first refusal right to produce and release the first feature length Casper direct-to-video after the next Casper theatrical release. The next sequel rights expired in December 2000.

    In 1999 The Company commenced negotiations with Universal Studios relating to an agreement for the distribution of certain of its Harveytoons episodes in the domestic home video market, plus the release of certain other projects to be produced for the domestic direct-to-video market, including "Casper's Haunted Christmas", until the year 2005 in exchange for royalty fees. The agreement was not completed, and the parties agreed that they would continue to abide by the terms of that agreement only in respect to the film "Casper's Haunted Christmas", but would terminate the proposed agreement in all other respects.

    In order to secure Universal Studios' rights under the distribution agreement, The Company granted to Universal Studios security interests in the rights it acquired. After the May 1997 Amendment, this security interest continues with respect to the Casper characters only.

    The Company entered into a short-term sublease with MCA Records (a subsidiary of Universal Studios) on September 22, 1998 for 3,000 square feet of space at its Santa Monica premises for a monthly rental of approximately $7,000 until October 1997 at which time it increased to $7,500 until September 1999. The lease has been extended to October 2001 at a monthly lease rate of approximately $12,000. MCA Records has requested that The Company allow an early termination of this sublease.

  Prudential Securities Inc.

    On April 7, 1999 Harvey entered into a Stock Purchase Agreement by and among Harvey and Michael R. Burns, Roger A. Burlage, Ken Slutsky, William Dallas, Paul Guez and the Kushner-Locke Company pursuant to which Harvey issued and sold 170,000 shares of its Series A Preferred Stock and warrants to purchase up to 2,400,000 shares of Harvey's Common Stock. In connection with the Stock Purchase, Prudential Securities Inc. received fees of approximately $450,000 for advisory services rendered. Michael R. Burns, a former director of Harvey who resigned in May 2000, was then Managing Director of Prudential Securities Inc.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company's Registration Statement No. 33-63363-LA)
3.2	First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement No. 33-63363-LA)
3.3	Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company's Registration Statement No. 33-63363-LA)
3.4	First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company's Registration Statement No. 33-63363-LA)
3.5	Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated April 26, 1999)
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company's Registration Statement No. 33-63363-LA)
10.1	Registration Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.11 of Company's Registration Statement No. 33-63363-LA)
10.2	Shareholders Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.12 of Company's Registration Statement No. 33-63363-LA)
10.3	Memorandum of Distribution Agreement, dated as of December 7, 1990, by and among the Company, Harvey and MCA (portions of which have been filed under a confidentiality request) (incorporated herein by reference to Exhibit 10.13 of Company's Registration Statement No. 33-63363-LA)
10.5	1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company's Registration Statement No. 33-63363-LA)
10.6	Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company's Registration Statement No. 33-63363-LA)
10.7	Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration Statement No. 33-63363-LA)
10.13	September 28, 1993, Amendment to Memorandum of Distribution Agreement dated December 7, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)
10.14	Office Lease between Company and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)
10.15	Revolving Loan and Security Agreement between Company and City National Bank dated October 27, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)
10.16	1994 Stock Option Plan (incorporated by reference to the Company's 1994 definitive Proxy Statement)

10.17	Agreement dated September 22, 1994 between MCA, Inc. and the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994)
10.18	Multi-Agreement Amendment No. 2 dated as of November 1, 1994 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.19	Multi-Agreement Amendment No. 3 dated as of September 1, 1995 among Harvey Comics, Inc. and City National Bank (incorporated herein by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995)
10.20	Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.21	Amended and Restated Employment Agreement effective as of April 17, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.22	Amended and Restated Employment Agreement effective as of April 17, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.23	Stock Option Agreement dated as of July 13, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.24	Stock Option Agreement dated as of July 13, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.25	Letter Agreement dated as of March 15, 1995 between MCA, Inc. and the Company re: Baby Huey (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.26	Casper Live Action Direct-To-Video Agreement dated May 28, 1996 between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)
10.27	Sublease dated September 22, 1996 between MCA Records, Inc. and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.28	Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.29	Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.30	Richie Rich Live Action Direct-To-Video Agreement between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.31	Summary of lease terms for the premises located at 1999 Avenue of the Stars, Los Angeles (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

10.32	Extension Agreement with City National Bank dated June 1, 1996 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.33	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company's 1997 definitive Proxy Statement)
10.34	Term Sheet for Universal/Harvey Restated Agreement, dated May 15, 1997 between the Company and Universal Studios, Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (portions of which were redacted and filed under a confidentiality request))
10.35	Casper Meets Wendy Direct-to-Video Agreement, dated September 5, 1997, between the Company and Saban Entertainment Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q SB for the quarter ended September 30, 1997 (portions of which were redacted and filed under a confidentiality request))
10.36	Stock Option Agreement dated April 17, 1997 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31, 1997)
10.37	Stock Option Agreement dated April 17, 1997 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31, 1997)
10.38	Multi-Agreement Amendment No. 5 dated June 1, 1997 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A.(incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31, 1997)
10.39	Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.40	Stock Option Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.41	Amendment dated December 19, 1997 to Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.42	Stock Option Agreement dated December 19, 1997 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.43	Employment Agreement dated February 27, 1998 between the Company and Don Gold (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.44	Stock Option Agreement dated February 27, 1998 between the Company and Don Gold (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.45	Management Consulting Agreement dated March 23, 1998 between the Company and Global Media Management Group, LLC (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.46	Warrant Agreement dated March 23, 1998 between the Company and Anthony J. Scotti, Michael S. Hope and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.47	Stock Option Agreement Director dated April 13, 1998 between the Company and Gary M. Gray (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.48	Stock Option Agreement Services dated April 13, 1998 between the Company and Anthony J. Scotti (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.49	Stock Option Agreement Services dated April 13, 1998 between the Company and Michael S. Hope (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.50	Stock Option Agreement Services dated April 13, 1998 between the Company and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.51	Termination and Consulting Agreement and Mutual General Release dated April 17, 1998 between the Company on one hand, and Gregory M. Yulish, Jane McGregor and JEM Entertainment, Inc., on the other (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.52	Multi-Agreement No 6 dated June 1, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A. (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.53	Extension to the Management Consulting Agreement dated July 22, 1998 between the Company and Global Media Management Group, LLC (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (portions of which have been redacted and filed under a confidentiality request))
10.54	Agreement dated September 18, 1998 between the Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (portions of which have been redacted and filed under a confidentiality request)
10.55	Consulting Agreement dated May 1, 1998 between the Company and Matty Simmons Productions. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.56	Publishing Distribution Agreement dated June 23, 1998 between the Company and Warner Publisher Services, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.57	Video Distribution Letter Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.58	Video Distribution Agreement dated October 30, 1998 between the Company and Columbia TriStar Home Video, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)

10.59	Multi-Agreement No. 7 dated December 11, 1998 to Revolving Loan and Security Agreement dated October 27, 1993, between the Company and City National Bank, N.A. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.60	Extension Letter dated March 31, 1999 between the Company and City National Bank. (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.61	Stock Purchase Agreement dated as of April 7, 1999 by and among the Company, Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 26, 1999)
10.62	Warrant Agreement dated as of April 26, 1999 among the Company, Roger A. Burlage, Michael R. Burns, The Kushner-Locke Company, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated April 26, 1999)
10.63	Registration Rights Agreement dated as of April 26, 1999 by and among the Company, The Kushner-Locke Company, Roger A. Burlage, Michael R. Burns, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated April 26, 1999)
10.64	Registration Rights Agreement dated as of April 26, 1999 by and between The Kushner-Locke Company and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated April 26, 1999)
10.65	Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated April 26, 1999)
10.66	Employment Agreement dated as of April 26, 1999 between the Company and Ronald B. Cushey (incorporated by reference to Exhibit 10.61 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.67	Employment Agreement dated as of April 26, 1999 between the Company and Eric S. Mischel (incorporated by reference to Exhibit 10.62 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.68	Note Payable Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.63 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.69	Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.70	Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.71	Employment Agreement dated as of October 4, 1999 between the Company and Glenn Weisberger (incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)
10.72	Acquisition letter if intent dated September 24, 1999 between the Company and PM entertainment Group, Inc. (incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)

10.73	Settlement and Mutual Release Agreement dated as of March 13, 2000 among the Company and Dorothy Oriolo, Donald Oriolo, Joan Gersh and Joseph Donald Oriolo (incorporated by reference to Exhibit 10.73 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)
10.74	Undated Amended and Restated Memorandum of Distribution Agreement by and between the Company and Universal Studios (portions of which have been filed under a confidentiality request) (incorporated by reference to Exhibit 10.74 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)
10.75	Undated Amendment to Merchandising Deal by and between the Company and Universal Studios (portions of which have been filed under a confidentiality request) (incorporated by reference to Exhibit 10.75 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)
10.76	Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)
16	Letter of Deloitte & Touche LLP re: change in certifying accountant (incorporated by reference to Exhibit 16 of the Company's Form 8-K dated June 25, 1999)
21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)
99.1	Press release of the Company dated April 27, 1999 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated April 26, 1999)
2	Stock Purchase Agreement dated as of April 3, 2000, by and among The Harvey Entertainment Company, Richard J. Pepin, Joseph T. Merhi, and George Shamieh (incorporated by reference to Exhibit 2 of the Company's Form 8-K dated April 14, 2000)
10.77	Employment Agreement dated as of April 1, 2000, by and among The Harvey Entertainment Company, Pepin/Merhi Entertainment Group, Inc., and George Shamieh (incorporated by reference to Exhibit 10.77 of the Company's Form 8-K dated April 14, 2000)
10.78	Lease Agreement dated as of April 1, 2000, by and between Pepin/Merhi Entertainment Group, Inc. and Pepin Merhi Shamieh, LLC (incorporated by reference to Exhibit 10.78 of the Company's Form 8-K dated April 14, 2000)
10.79	Sale and Assignment Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank, and Natexis Banque (incorporated by reference to Exhibit 10.79 of the Company's Form 8-K dated April 14, 2000)
10.80	Loan and Security Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.80 of the Company's Form 8-K dated April 14, 2000)
10.81	Continuing Guaranty dated as of April 3, 2000, by The Harvey Entertainment Company in favor of Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.81 of the Company's Form 8-K dated April 14, 2000)
10.82	Credit, Security, Guaranty and Pledge Agreement dated as of April 3, 2000 among the Company, the other Borrowers referred to therein, the Guarantors referred to therein, the Lenders referred to therein and The Chase Manhattan Bank as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000)

3(i)	Certificate of Determination for Series B Convertible Preferred Stock of The Harvey Entertainment Company (incorporated by reference to Exhibit 3(i) of the Company's Form 8-K dated June 2, 2000)
99	Pro Forma Balance Sheet and Pro Forma Statement of Operations of The Harvey Entertainment Company as of and for the three month period ended March 31, 2000 (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated June 2, 2000)
10.83	Letter of Intent dated August 24, 2000, by and between The Harvey Entertainment Company and Classic Media LLC (incorporated by reference to Exhibit 10.83 of the Company's Form 8-K dated August 24, 2000)
99	Press release dated August 24, 2000 regarding a Letter of Intent for an Investment by Classic Media LLC in The Harvey Entertainment Company (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated August 24, 2000)
10.84	Amendment to Letter of Intent dated September 28, 2000, by and between The Harvey Entertainment Company and Classic Media LLC (incorporated by reference to Exhibit 10.84 of the Company's Form 8-K dated September 28, 2000)
99	Press Release dated September 29, 2000, regarding Classic Media LLC's completion of due diligence regarding The Harvey Entertainment Company (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated September 28, 2000)
99	Press Release dated November 1, 2000, regarding termination of the proposed investment by Classic Media LLC in The Harvey Entertainment Company (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated November 1, 2000)
10.85	Termination agreement dated May 24, 2000, by and among The Harvey Entertainment Company and Ronald B. Cushey *
10.86	Amendment to employment agreement dated December 15, 2000, by and among The Harvey Entertainment Company and Glenn R. Weisberger *
10.87	Settlement agreement dated December 15, 2000, by and among The Harvey Entertainment Company and Eric S. Mischel *
10.88	Agency Agreement dated February 1, 2001, by and among The Harvey Entertainment Company and Cinetel Films, Inc. *
10.89	Agency Agreement dated May 2, 2000, by and among The Harvey Entertainment Company and Hearst Entertainment*
2	Asset Purchase and Sale Agreement dated March 7, 2001, by and between The Harvey Entertainment Company, Harvey Comics, Inc. and BHP Productions, Inc., on the one hand, and Classic Media, LLC, on the other hand and Exhibits A, B, and C thereto. (incorporated by reference to Exhibit 2 of the Company's Form 8-K dated March 7, 2001)
99	Press release regarding Asset Purchase and Sale Agreement with Classic Media, LLC. (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated March 7, 2001)

*
Filed herewith

Signatures

    In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARVEY ENTERTAINMENT COMPANY
Date: April 16, 2001	By:	/s/ Roger A. Burlage Name: Roger A. Burlage Title: Chairman and Chief Executive Officer
Date: April 16, 2001	By:	/s/ Caroline J. Stewart Name: Caroline J. Stewart Title: Chief Financial Officer

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM DALLAS William Dallas	Director	April 16, 2001
/s/ MICHAEL S. DOHERTY Michael S. Doherty	Director	April 16, 2001
/s/ GARY M. GRAY Gary M. Gray	Director	April 16, 2001
/s/ PAUL GUEZ Paul Guez	Director	April 16, 2001

ITEM 7. FINANCIAL STATEMENTS

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT ACCOUNTANTS	F-2
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
Consolidated Balance Sheets	F-3 to F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The Harvey Entertainment Company:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Harvey Entertainment Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company needs to obtain additional sources of financing in order to fund its ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Century City, California
April 13, 2001

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2000	1999
ASSETS
Cash and cash equivalents	$1,588,000	$5,825,000
Marketable securities	26,000	2,037,000
Accounts receivable, net of allowance for doubtful accounts of $521,000 and $235,000 in 2000 and 1999, respectively and net of a returns reserve of $193,000 and zero in 2000 and 1999 respectively	16,919,000	634,000
Prepaid expenses and other assets	2,927,000	938,000
Income tax receivable	540,000	540,000
Film inventory, net of accumulated amortization of $19,005,000 and $9,124,000 in 2000 and 1999, respectively	17,953,000	9,398,000
Fixed assets, net of accumulated depreciation of $1,045,000 and $755,000 in 2000 and 1999, respectively	848,000	432,000
Goodwill, net of accumulated amortization of $1,734,000 and $1,352,000 in 2000 and 1999, respectively	4,979,000	1,243,000
Trademarks, copyrights and other intangibles, net of accumulated amortization of $457,000 and $370,000 in 2000 and 1999, respectively	1,429,000	1,252,000

TOTAL ASSETS	$47,209,000	$22,299,000

See accompanying notes to consolidated financial statements.
(Continued)

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2000	1999
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$3,780,000	$477,000
Accrued marketing expenses	182,000	1,200,000
Participations payable	4,283,000	556,000
Deferred revenue	3,959,000	—
Notes payable	19,967,000	—

Total liabilities	32,171,000	2,233,000

Series A convertible preferred stock, $100 stated value, 300,000 shares authorized, 124,000 and 199,000 shares issued and outstanding at December 31, 2000 and 1999, respectively, liquidation preference of $12,435,000 and $19,916,000 at December 31, 2000 and 1999, respectively	10,368,000	16,376,000

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares have been designated as Series A convertible preferred stock and 300,000 shares designated as Series B convertible preferred stock)	—	—
Series B convertible preferred stock, $100 stated value, 300,000 shares authorized, 89,000 shares issued and outstanding at December 31, 2000, liquidation preference of $8,911,000 at December 31, 2000	8,911,000	—
Common stock, no par value, 30,000,000 shares authorized, 4,550,000 and 4,187,000 shares issued and outstanding at December 31, 2000 and 1999, respectively	23,936,000	22,268,000
Additional paid in capital	3,942,000	4,523,000
Accumulated other comprehensive loss	—	(3,037,000)
Accumulated deficit	(32,119,000)	(20,064,000)

Total stockholders' equity	4,670,000	3,690,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,209,000	$22,299,000

See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999
OPERATING REVENUES:
Filmed entertainment	$17,075,000	$24,000
Merchandising	2,192,000	1,385,000
Publishing	56,000	129,000

Total operating revenues	19,323,000	1,538,000

COST OF REVENUES:
Film costs	12,900,000	2,241,000
Other costs of sales	255,000	718,000

Total cost of revenues	13,155,000	2,959,000

GROSS PROFIT/(LOSS)	6,168,000	(1,421,000)
OPERATING EXPENSES:
Selling, general and administrative expenses (including stock based compensation of zero in 2000 and $108,000 in 1999)	9,415,000	6,662,000
Amortization of goodwill, trademarks, copyrights and other	469,000	236,000
Depreciation expense	290,000	187,000

Total operating expenses	10,174,000	7,085,000

LOSS FROM OPERATIONS	(4,006,000)	(8,506,000)
LOSS ON SALE OF MARKETABLE SECURITIES	(3,989,000)	—
LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES	(474,000)	—
OTHER EXPENSES, NET	(2,000)	(219,000)
INTEREST (EXPENSE)/INCOME, NET	(1,579,000)	171,000

LOSS BEFORE INCOME TAXES	(10,050,000)	(8,554,000)
INCOME TAX PROVISION	(4,000)	(3,000)

NET LOSS	$(10,054,000)	$(8,557,000)
Preferred stock dividends and deduction for beneficial conversion feature	(1,431,000)	(3,029,000)
Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed	(570,000)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(12,055,000)	$(11,586,000)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and Diluted	$(2.70)	$(2.77)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,458,000	4,187,000

See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2000 AND 1999

	Series B Preferred		Common Stock
					Additional Paid in Capital	Accum. Other Comprehensive Income/(loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
BALANCE, DECEMBER 31, 1998	—	$—	4,187,000	$22,160,000	$—	$—	$(8,478,000)	$13,682,000
Issuance of warrants					2,360,000			2,360,000
Beneficial conversion feature on convertible preferred stock					2,163,000		(2,163,000)	—
Stock based compensation				108,000				108,000
Stock dividends declared							(866,000)	(866,000)
Components of comprehensive loss:
Unrealized holding loss on equity securities						(4,189,000)		(4,189,000)
Gain on derivative financial instruments						1,152,000		1,152,000
Net loss							(8,557,000)	(8,557,000)

Total comprehensive loss								(11,594,000)

BALANCE, DECEMBER 31, 1999	—		4,187,000	22,268,000	4,523,000	(3,037,000)	(20,064,000)	3,690,000
Issuance of warrants					320,000			320,000
Issuance of common stock			363,000	1,668,000				1,668,000
Conversion of preferred stock	85,000	8,459,000			(901,000)		(570,000)	6,988,000
Stock dividends declared	4,000	452,000					(1,431,000)	(979,000)
Components of comprehensive loss:
Realization of loss upon sale or impairment of equity securities						(3,037,000)		(3,037,000)
Net loss							(10,054,000)	(10,054,000)

Total comprehensive loss								(7,017,000)

BALANCE, DECEMBER 31, 2000	89,000	$8,911,000	4,550,000	$23,936,000	$3,942,000	$—	$(32,119,000)	$4,670,000

See accompanying notes to consolidated financial statements.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,054,000)	$(8,557,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	290,000	187,000
Loss on disposition of fixed assets	—	90,000
Amortization of film inventory	9,881,000	2,232,000
Amortization of goodwill, trademark, copyrights and other	469,000	236,000
Loss on sale of marketable securities	3,989,000	—
Stock based compensation	—	108,000
Premium on derivative financial instruments, net	—	181,000
Changes in operating assets and liabilities:
Marketable securities	(26,000)	—
Accounts receivable, net	(3,392,000)	1,055,000
Prepaid expenses and other assets	(1,383,000)	(433,000)
Income taxes receivable, net of income taxes payable	—	27,000
Investment in film inventory	(9,536,000)	(757,000)
Accounts payable and accrued expenses	2,915,000	(564,000)
Accrued marketing expense	(1,018,000)	—
Participations payable	(454,000)	(305,000)
Deferred revenue	2,639,000	—

Net cash used in operating activities	(5,680,000)	(6,500,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	1,085,000	—
Purchase of property and equipment	(129,000)	(208,000)
Purchase of PM Entertainment Group, Inc.	(5,508,000)	—
Investments in trademarks and copyrights	(262,000)	(283,000)

Net cash used in investing activities	(4,814,000)	(491,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans, net	13,437,000	—
Repayment on notes payable	(7,180,000)	—
Repayment on line of credit, net	—	(250,000)
Proceeds from issuance of convertible preferred stock, net	—	11,644,000
Proceeds from sale of derivative financial instruments, net	—	971,000

Net cash provided by financing activities	6,257,000	12,365,000

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(4,237,000)	5,374,000
CASH AND CASH EQUIVALENTS, Beginning of year	5,825,000	451,000

CASH AND CASH EQUIVALENTS, End of year	$1,588,000	$5,825,000

See accompanying notes to consolidated financial statements.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(900,000)	$(81,000)
Income taxes	$(11,000)	$(3,000)

NON-CASH FINANCING ACTIVITY:

See Notes 2, 3 and 8 for disclosure of non-cash financing activity.

THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Background and Operations—The Harvey Entertainment Company ("Harvey" or the "Company") is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property. Harvey is the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff. In 1993, the Company completed its initial public offering of common stock. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product (see Note 3).

    Going Concern—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2000, the Company incurred significant losses and negative cash flows and has no remaining borrowing capacity with its current lenders. At December 31, 2000, the Company is in default under the terms of certain notes payable agreements. Consequently, the Company needs to obtain additional sources of financing in order to fund the ongoing operations of the business until the Company is profitable. The Company has commenced discussions on obtaining a new credit facility to provide some working capital for ongoing operations. As discussed in Note 16, the Company has entered into an agreement with Classic Media, LLC, which contemplates that the Company will receive $16 million cash in exchange for certain assets, properties and rights relating to Harvey's library of classic characters. Completion of this transaction is contingent upon occurrence of certain events, including the receipt of consents from various entities with whom the Company does business. There is no assurance that this transaction will be completed. Substantial doubt exists as to the Company's ability to continue as a going concern for a reasonable period of time.

    Basis of Presentation and Principles of Consolidation—The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. The Company has elected to present an unclassified balance sheet. All significant intercompany accounts and transactions have been eliminated on consolidation.

    Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents—The Company considers investments with original maturities of 90 days or less to be cash equivalents.

    Film Inventory—The Company accounts for film costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". Film inventory is stated at the lower of cost less accumulated amortization or estimated net realizable value. Film inventory which consists of direct production costs, exploitation costs, production overhead and capitalized interest is amortized using the individual film forecast method. The individual film forecast method amortizes film inventory in the ratio that the current period's gross revenue bears to the total estimated gross revenues to be derived from all sources. Such estimates are revised periodically, and estimated losses, if any, are provided for in full at the time determined.

    Fixed Assets—Fixed assets are stated at cost and are depreciated using the straight-line method over three to ten year estimated lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

    Goodwill—Goodwill represents the excess of the consideration paid for Harvey Comics, Inc. and PM Entertainment over the estimated fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over twenty years for Harvey Comics, Inc, and over ten years for PM Entertainment.

    Trademarks and Copyrights—Trademarks and copyrights represent cost incurred to register intellectual property owned by the Company and are amortized on a straight-line basis over twenty years.

    Long-Lived Assets—The Company reviews its long-lived and intangible assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. The Company has identified no such impairment losses.

    Revenue Recognition—The majority of the Company's licensing agreements for motion picture product and related merchandising call for nonrefundable guaranteed fees, which are recognized as revenue when the license period begins, provided certain conditions have been met. Additional revenues in excess of non-refundable guaranteed fees are recognized when earned based on receipt of royalty statements. Payments received under licensing agreements for which the product is not yet available are recorded as deferred revenue.

    The Company recognizes revenue related to sales of motion picture product on videocassette and Digital Video Disk upon shipment of the product. At the time it recognizes the revenue, the Company estimates returns and records a corresponding reduction of revenue.

    Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits. Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon financial conditions in the filmed entertainment and merchandising industries.

    Income Taxes—The Company records income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans an Interpretation of APB Opinions No. 15 and 25" and complies with the disclosure requirements of Statement of Financial

Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

    In March 2000, the Financial Accounting Standards Board issued FIN No. 44 "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee which apply to awards issued after December 15, 1998. The Company's financial statements have been prepared under the guidance provided by FIN No. 44.

    Comprehensive Income—The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

    Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

    Financial Instruments—In 1999, the Company entered into derivative financial instrument contracts for the purpose of minimizing risk associated with changes in the market value of the Company's investment in common stock of The Kushner-Locke Company ("Kushner-Locke") (the "Hedged Security") that could adversely affect its results of operations and financial position if un-hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

    Gains or losses on these derivative financial instruments are offset against the unrealized gains and losses associated with this Hedged Security. At December 31, 1999, all derivative financial instrument contracts entered into by the Company had expired.

    The Company's other financial instruments consist of cash and cash equivalents, marketable securities classified as available for sale, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities. Marketable securities classified as available for sale are stated at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    Reclassifications—Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the current year's presentation.

    New Accounting Guidance—Financial Instruments—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of the standard, which will now be effective for the Company's fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's future hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Management does not expect the impact of adopting SFAS No. 133 on the Company's financial statements to be significant.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). The Company's financial statements have been prepared under the guidance provided by SAB 101.

    On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films", which replaces SFAS No. 53, is effective for the Company's fiscal year beginning January 1, 2001. This Statement of Position establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new standard, all exploitation costs such as advertising expenses and marketing costs for theatrical and television products will be expensed as incurred, whereas under the existing standards, these costs are capitalized and amortized over the products' lifetime revenues. In addition, the new standard requires that development costs for abandoned projects be charged directly to expense instead of those costs being capitalized to film costs, which is what the current guidance prescribes. Management estimates the cumulative charge for the change in accounting principle, to be accounted for upon adoption of SOP 00-2 in the current fiscal quarter ended March 31 2001, will be in the range of $1,000,000 to $2,000,000.

2. 1999 REFINANCING

    In April 1999, the Company entered into a Stock Purchase Agreement by and among the Company, certain investors, and Kushner-Locke pursuant to which the Company agreed to issue 170,000 shares of its Series A Convertible Preferred Stock, stated value of $100 per share ("Series A Preferred Stock"), and warrants to purchase 1,200,000 shares of the Company's common stock ("Investor Warrants") in consideration of cash and common stock of Kushner-Locke (the "1999 Refinancing"). In addition, as a result of the 1999 Refinancing being oversubscribed and the desire of the Company to realize the potential benefits of additional capital, in June 1999 the Company issued a convertible subordinated note (the "Note") in the amount of approximately $2,049,000. In September 1999, the Note was converted into 20,488 shares of Series A Preferred Stock. In connection with the conversion of the Note, the Company granted the investor 144,618 warrants to purchase common stock ("Investor Warrants"). The total cash consideration received in the 1999 Refinancing and issuance of the Note was approximately $11,644,000, net of transaction fees and expenses of approximately $1,905,000.

3. ACQUISITION OF PEPIN/MERHI ENTERTAINMENT GROUP, INC.

    In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PM Entertainment are included with the results of the Company from the date of acquisition. The Company acquired net assets with a fair value of $6,100,000. Goodwill of $4,118,000 is being amortized on a straight line basis over a period of 10 years.

    The unaudited condensed pro forma results of operations below assume the PM Entertainment acquisition occurred at the beginning of the earliest period presented and were prepared based upon the historical consolidated statements of operations of the Company and PM Entertainment for the year ended December 31, 2000 and 1999, adjusted to reflect purchase accounting adjustments. The unaudited pro forma information is not necessarily indicative of the combined results of operation of the Company and PM Entertainment that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

Pro Forma Statement of Operations (unaudited)

	Years Ended December 31,
	2000	1999
Revenues	$25,584,000	$31,230,000
Net loss per share applicable to common stockholders	12,213,000	12,470,000
Basic and diluted	$2.74	$2.98

4. MARKETABLE SECURITIES

    During 2000, the Company received approximately 68,000 common shares of Tutornet.com, Inc. ("Tutornet") with a fair value of $500,000 for the licensing of certain character rights for use on Tutornet's website. As at December 31, 2000, the market value of such shares is approximately $26,000. A loss on impairment of marketable securities of $474,000 was realized, as the impairment to the value of Tutornet shares is not temporary.

    In connection with the 1999 Refinancing, the Company received approximately 470,000 common shares of Kushner-Locke with a fair value of $6,226,000. As of December 31, 1999, the market value of such shares was approximately $2,037,000. At December 31, 1999 as the Company was holding the Kushner-Locke shares as available-for-sale securities, in accordance with SFAS No. 115, the unrealized loss from this investment was recorded as a component of accumulated comprehensive loss. During the year ended December 31, 1999, the Company engaged in derivative transactions to hedge changes in the market value of the Kushner-Locke stock. As a result of these transactions, the Company recorded, as other comprehensive income, a gain on derivatives instruments of $1,152,000 to partially offset the unrealized holding losses incurred during the year. During 2000, the Kushner-Locke shares were sold and a loss on the sale of securities of $3,989,000 was realized.

5. FILM INVENTORY

    Film inventory consists of the following at December 31, 2000 and 1999:

	2000	1999
Films released, net of accumulated amortization	$16,034,000	$8,641,000
Films in development	1,919,000	757,000

Total film inventory	$17,953,000	$9,398,000

    Interest costs capitalized to film inventory were $65,000 for the years ended December 31, 2000 and 1999, respectively.

6. PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following at December 31, 2000 and 1999.

	2000	1999
Furniture, fixtures, equipment and post production equipment	$1,296,000	$758,000
Leasehold improvements	597,000	429,000

	1,893,000	1,187,000
Less accumulated depreciation	(1,045,000)	(755,000)

	$848,000	$432,000

7. INCOME TAX

    The provision for income taxes for the years ended December 31, 2000 and 1999 consist of the following:

	2000	1999
Current	$(4,000)	$(3,000)
Deferred	3,481,000	2,595,000
Valuation allowance	(3,481,000)	(2,595,000)

Provision for income taxes	$(4,000)	$(3,000)

  Income tax computed at the statutory federal income tax rate of 34% and the provision for income taxes in the financial statements for the years ended December 31, 2000 and 1999 differ as follows:

	2000	1999
Provision computed at the statutory rate	$3,217,000	$2,909,000
Change in valuation allowance	(3,481,000)	(2,595,000)
Other	260,000	(317,000)

Provision for income taxes	$(4,000)	$(3,000)

    The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2000 and 1999:

	2000	1999
Federal net operating loss carryforward	$5,057,000	$3,304,000
State net operating loss carryforward	858,000	416,000
Accounts receivable	753,000	124,000
Equity based charges	457,000	427,000
Capital loss carryforward	2,124,000	—
Deferred revenue	—	169,000
Film inventory	1,466,000	—
Other	—	374,000

Total deferred tax asset	10,715,000	4,814,000

Film inventory	—	(432,000)
Film rights	(1,687,000)	—
Deferred state taxes	(542,000)	—

Total deferred tax liability	(2,229,000)	(432,000)

Valuation allowance	(8,486,000)	(4,382,000)

Net deferred tax asset/(liability)	$—	$—

    At December 31, 2000, the Company has a net operating loss carryforward of $14,872,000 and $9,697,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2003, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future. At December 31, 2000, realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $540,000 (1999, $540,000).

8. DEBT

    Effective April 2000 the Company entered into a five year, $25,000,000 revolving credit facility (the "Facility") with The Chase Manhattan Bank (the "Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Facility are limited to $15,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased, up to a maximum of $25,000,000. Borrowings under the Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are collateralized by substantially all of the assets of the Company. At December 31, 2000 the Company's obligation under the Facility was $13,982,000. Interest is payable on the outstanding borrowings under the Facility at the rate of either 1.5% per annum above the prime rate (as defined in the Facility) or 2.5% per annum above the London Interbank Offered Rate, at the Company's election. A commitment fee of 0.5% per annum is payable quarterly on the unused portion of the $15,000,000 commitment. The Company is not in compliance with certain warranties and covenants of the Facility. The Bank has issued waivers of all non-compliance and resulting events of default. The waivers terminate upon the earliest of June 30, 2001, termination of the asset purchase agreement with Classic Media, LLC (Note 16) or failure of the Company to repay in full all the obligations outstanding under the Facility at the date of the closing of the transaction contemplated by the asset purchase agreement.

    The purchase price of PM Entertainment included $2,050,000 subordinated notes payable to stockholders of the Company to be paid over five future quarterly periods. Interest is payable on the notes at a rate of 10% per annum. At December 31, 2000, the Company's obligation under these notes payable was $1,600,000. At December 31, 2000, the Company was not in compliance with the payment terms of the notes.

    In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan receivable, collateralized by the rights to exploit a motion picture. In consideration for acquiring this loan receivable, the Company paid Imperial Bank $2,000,000 and issued the bank a promissory note in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Interest in the loan, which expires in December 31, 2001, is payable at the prime rate. At December 31, 2000 the Company's obligation under the promissory note was $3,781,000. In January 2001, Imperial Bank gave notice of an event of default, as defined in the Loan and Security Agreement, caused by a deterioration in the Company's financial position. The Company has demanded the notice of the event of default be withdrawn based on the Company entering into an asset purchase agreement with Classic Media, LLC (Note 16).

    During fiscal year 2000, the Company entered into loan agreements with The Lewis Horwitz Organization to finance production of two motion pictures. These loans, which were repaid in full in February 2001, are collateralized by the revenues generated by the exploitation of these motion pictures. Interest is payable on the loans as a rate of 1.5% per annum above the prime rate. At December 31, 2000, the Company's obligation under these loan agreements was $603,000.

9. TEMPORARY EQUITY

    In April 1993, the Company authorized 3,000,000 shares of convertible preferred stock and in April and September 1999 designated 300,000 shares as Series A Preferred Stock. As stated in Note 2, the Company issued 190,000 shares of Series A Preferred Stock as part of the 1999 Refinancing.

    The Company recorded a deduction for the beneficial conversion feature associated with the issuance of Series A Preferred Stock based on the fair value of the underlying common stock at the date of issuance. The deduction was recorded ratably over a six-month period from April 1999 to October 1999, during which Series A Preferred Stock could not be converted into the Company's common stock.

    The Series A Preferred Stock is presented as temporary equity, on the Company's balance sheet, and is not included in stockholders' equity, since, under certain circumstances beyond the control of the Company, the holders of Series A Preferred Stock may redeem the shares in consideration for cash. In order to increase stockholders' equity, in May 2000, the Company allowed holders of Series A Preferred Stock to exchange a portion of their shares for an equivalent number of shares of Convertible Preferred Stock. As described more fully in Note 10, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity. In May 2000, 84,600 shares of Series A Preferred Stock were exchanged for an equivalent number of shares of Series B Preferred Stock.

    The Series A Preferred Stock has the following characteristics:

    Voting:  The holders of Series A Preferred Stock are entitled to elect two directors to the Company's Board of Directors and are entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. On all other matter, including the election of the other Company directors holders of the Series A Preferred Stock vote (on as-coverted basis) together with common stockholders and holders of Series B Preferred Stock (voting in an as-converted basis) as one class.

    Dividends:  The holders of the convertible preferred stock are entitled to receive dividends equal to $7 per share per annum paid quarterly. At the Company's election, the quarterly dividends may be settled by the issuance of additional Series A Preferred Stock. During 2000, the Company has settled dividend obligations with respect to its Series A Preferred Stock by issuing of 9,791 (1999, 8,664) shares of additional Series A Preferred Stock.

    Liquidation Preference:  In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Company's outstanding Series A Preferred Stock shall receive for each share an amount equal to the sum of $100 per share, respectively, payable in preference and priority to any payments made to the holders of the then outstanding common stock.

    Liquidation is deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power.

    Additionally, Series A Preferred Stock may be redeemed by the Company at its liquidation amount 5 years following the date the shares were issued.

    Conversion:  Each share of Series A Preferred Stock, at the option of the holder, is convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time. The Original Issue Price of Series A Preferred Stock is $100 per share. The initial Conversion Price of Series A Preferred Stock is $6.75 and is subject to adjustment in accordance with anti-dilution provisions contained in the Company's Articles of Incorporation. At December 31, 2000, the Series A Preferred Stock is convertible into 1,842,000 shares of the Company's common stock.

10. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

    In May 2000, the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock. As described in Note 9, the Company issued 84,600 shares of Series B Preferred Stock in exchange for an equivalent numbers of shares of Series A Preferred Stock.

    The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, as described in Note 9 above. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power. At December 31, 2000, the Series B Preferred Stock is convertible into 1,320,000 shares of the Company's common stock. During 2000, the Company has settled dividend obligations with respect to its Series B Preferred Stock by issuing of 4,519 shares of additional Series B Preferred Stock.

Common Stock

    As stated in Note 3, in April 2000, the Company issued 363,000 shares of common stock in partial consideration for the acquisition of PM Entertainment.

Warrants

    As partial consideration for entering into a revolving credit facility, the Company granted a bank warrants to purchase 126,000 shares of common stock at $6.75 per share. These warrants, which had a fair value of $320,000 at the date of grant, are fully vested and expire ten years from their issuance date. The Company has recorded the fair value of these warrants as deferred financing costs to be expensed on a straight-line basis over the terms of the related revolving credit facility.

    As stated in Note 2, as part of the 1999 Refinancing, the Company granted warrants to purchase 1,344,618 shares of common stock at prices ranging between $9 to $12 per share. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

    During fiscal year 1999, the Company granted warrants to non-employees in consideration for services rendered. These warrants, to purchase 25,000 shares of common stock, are fully vested, exercisable at prices ranging from $6.69 to $12.00 and expire six to ten years from their issuance date. During fiscal year 1999, the Company recorded stock-based compensation relating to these warrants of $108,000.

    At December 31, 1999, warrants to purchase 352,000 shares of the Company's common stock, granted to various parties prior to fiscal year 1999, remain unexercised. These warrants, exercisable at price ranges from $10.00 to $13.48, are fully vested and expire on various dates through March 2003.

11. COMMITMENTS AND CONTINGENCIES

    Leases—The Company leases office space, automobiles and office equipment under operating leases expiring through 2006. Future minimum lease payments due under non-cancelable operating leases at December 31, 2000 are as follows:

2001	$1,296,000
2002	792,000
2003	653,000
2004	544,000
2005	389,000
Thereafter	400,000

Total minimum lease payments	$4,074,000

    The Company has entered into certain sublease arrangements for leased office space no longer occupied. The terms of the subleases expire on various dates through October 2001.

    Rent expense charged to operations in 2000 was $1,207,000 (1999, $769,000). Rent income from sublease arrangements in 2000 was $491,000 (1999, $336,000). Future minimum rental income under sublease arrangements is $266,000 for the fiscal year 2001.

    Litigation—The Company is party to legal proceedings which are routine and incidental to the business. The Company believes the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

12. EMPLOYEE BENEFIT PLANS

    The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

    The Company's Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more shareholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more shareholder. Options vest at varying rates generally over five years. An aggregate of 1,050,000 shares were reserved under the Plans, of which 53,000 shares were available for future grant at December 31, 2000.

    As a result of the 1999 Refinancing (Note 2), the Company granted options, not covered by the Plans described above, to purchase 1,344,618 shares of common stock to certain employees, officers and directors. These options vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $9 to $12 per share and expire six to eight years from their issuance date.

    The following table summarizes activity in the Company's stock option plans (including options issued as part of the 1999 refinancing) during the years ended December 31, 2000 and 1999:

	Number of Shares	Weighted Average Price Per Share
Balance, December 31, 1998	398,000	$10.00
Granted	1,590,000	9.99
Canceled	(38,000)	10.73

Balance, December 31, 1999	1,950,000	$9.99
Granted	137,000	5.81
Canceled	(326,000)	8.88

Balance, December 31, 2000	1,761,000	$9.87

Exercisable as of December 31, 2000	1,555,000	$9.98

    The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price
$4.50— 5.00	66,000	9.18	$4.61	55,000	$4.64
6.69	50,000	8.38	6.69	50,000	6.69
6.75— 7.25	228,000	8.35	6.83	161,000	6.87
8.81— 9.00	451,000	4.32	9.00	408,000	9.00
9.50	10,000	6.38	9.50	10,000	9.50
10.50	20,000	7.38	10.50	20,000	10.50
11.00—12.69	936,000	5.92	11.56	851,000	11.57

$4.50—12.69	1,761,000	6.04	$9.87	1,555,000	$9.98

    The Company has adopted the disclosure-only provision of SFAS No. 123. The estimated fair value of options granted during 2000 and 1999 pursuant to SFAS No. 123 was approximately $274,000 and $6,560,000, respectively. Had the Company adopted SFAS No. 123, pro forma net loss would have been $(12,342,000) and $(16,515,000) and pro forma basic diluted net loss per share would have been $(2.77) and $(3.21) for 2000 and 1999, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, a risk-free interest rate of 5.16% to 6.44%, a volatility of 70% and expected lives of three years.

    The Company's profit-sharing plans cover substantially all employees with more than one year of service with the Company. Contributions under the profit-sharing plan are at the discretion of the Company and are limited to 15% of eligible employee compensation. The Company made no contributions to this plan in either 2000 or 1999. Subsequent to December 31, 2000 the profit-sharing plans were terminated.

13. EARNINGS PER SHARE

    The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2000	1999
Weighted average common stock equivalents:
Series A Preferred Stock	1,842,000	2,950,000
Series B Preferred Stock	1,320,000	—
Stock options	1,527,000	1,480,000
Warrants	1,791,000	1,360,000

14. GEOGRAPHIC INFORMATION

    The Company operates in one segment: the exploitation of motion picture product and related intellectual property.

    Worldwide sales by geographic area for the years ended December 31, 2000 and 1999 are as follows:

	2000	1999
U.S./Canada	$7,650,000	$860,000
Asia	3,114,000	274,000
Europe	6,431,000	117,000
Other	2,128,000	287,000

	$19,323,000	$1,538,000

    At December 31, 2000, the amount owing from one customer approximated 16% of the total accounts receivable.

15. RELATED PARTIES

    In connection with the 1999 Refinancing, Prudential Securities Inc. received fees of approximately $450,000 for advisory services rendered. A Director of the Company was a Managing Director of Prudential Securities Inc. at the time of the 1999 Refinancing.

    In April 2000, the Company entered into a 2-year lease agreement with an entity owned by stockholders of the Company. The lease is classified as an operating lease. Rent expense under the operating lease in 2000 was $450,000.

    As described in Note 8, the Company has subordinated notes payable to stockholders of the Company of $1,600,000 at December 31, 2000, including $133,000 of interest accrued and $51,000 of interest paid during the year ended December 31, 2000.

16. SUBSEQUENT EVENTS (UNAUDITED)

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media, LLC for the sale of certain assets, properties and rights owned by the Company. The assets, properties and rights sold include Harvey's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $16,000,000 plus the assumption of certain liabilities will be paid in cash at closing, which is expected to occur within sixty to ninety days from signing of the agreement and after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

    In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. for Cinetel's engagement as sales agent for motion pictures in foreign territories.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB
Signatures
  ITEM 7. FINANCIAL STATEMENTS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2000 AND 1999
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE HARVEY ENTERTAINMENT COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000 AND 1999