Form 10QSB
period 2001-03-31
HARVEY ENTERTAINMENT CO
filed 2001-05-21
CIK 904350

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-23000

The Harvey Entertainment Company
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4217605 (I.R.S. Employee Identification No.)
11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064 (Address of principal executive offices)

Registrant's phone number, including area code (310) 444-4100

Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2001

Common Stock, no par value	4,549,441 (7,767,597 shares, including 3,218,156 shares into which the Series A and B Preferred Stock could be converted)

INDEX

		Page
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets—March 31, 2001 (Unaudited) and December 31, 2000	1-2
	Condensed Consolidated Statements of Operations (Unaudited)—Three Months Ended March 31, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)—Three Months Ended March 31, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5-6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-10
PART II—OTHER INFORMATION		11

ITEM 1. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,270,000	$1,588,000
Marketable securities	10,000	26,000
Accounts receivable, net of allowance for doubtful accounts of $1,159,000 and $521,000 in 2001 and 2000, respectively and net of a returns reserve of $171,000 and $193,000 in 2001 and 2000, respectively	13,943,000	16,919,000
Prepaid expenses and other assets	2,773,000	2,927,000
Income tax receivable	540,000	540,000
Film inventory, net of accumulated amortization of $24,899,000 and $19,005,000 in 2001 and 2000, respectively	12,963,000	17,953,000
Fixed assets, net of accumulated depreciation of $1,296,000 and $1,045,000 in 2001 and 2000, respectively	597,000	848,000
Goodwill, net of accumulated amortization of $1,835,000 and $1,734,000 in 2001 and 2000, respectively	4,968,000	4,979,000
Trademarks, copyrights and other intangibles net of accumulated amortization of $485,000 and $457,000 in 2001 and 2000, respectively	1,419,000	1,429,000

TOTAL ASSETS	$38,483,000	$47,209,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$3,509,000	$3,780,000
Accrued marketing expenses	172,000	182,000
Participations and residuals payable	2,839,000	4,283,000
Deferred revenue	990,000	3,959,000
Notes payable	18,846,000	19,967,000

Total liabilities	26,356,000	32,171,000

Series A convertible preferred stock, $100 stated value, 300,000 shares authorized, 126,000 and 124,000 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively, liquidation preference of $12,653,000 and $12,435,000 at March 31, 2001 and December 31, 2000, respectively	10,586,000	10,368,000

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares designated as Series A convertible preferred stock and 300,000 shares designated as Series B convertible preferred stock)	—	—
Series B convertible preferred stock, $100 stated value, 300,000 shares authorized, 91,000 and 89,000 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively, liquidation preference of $9,067,000 and $8,911,000 at March 31, 2001 and December 31, 2000, respectively	9,067,000	8,911,000
Common stock, no par value, 30,000,000 shares authorized, 4,550,000 issued and outstanding at March 31, 2001 and December 31, 2000, respectively	23,936,000	23,936,000
Additional paid in capital	3,942,000	3,942,000
Accumulated deficit	(35,404,000)	(32,119,000)

Total stockholders' equity	1,541,000	4,670,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,483,000	$47,209,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
	2001	2000
OPERATING REVENUES
Filmed entertainment	$6,296,000	$—
Merchandising and licensing	249,000	882,000

Net operating revenues	6,545,000	882,000
COST OF REVENUES
Film costs	5,554,000	—
Other costs of sales	82,000	206,000

Total cost of revenues	5,636,000	206,000
GROSS PROFIT	909,000	676,000
OPERATING EXPENSES
Selling, general and administrative expenses	2,256,000	1,143,000
Amortization of goodwill, trademarks, copyright and other	129,000	93,000
Depreciation expense	251,000	38,000

Total operating expenses	2,636,000	1,274,000
LOSS FROM OPERATIONS	(1,727,000)	(598,000)
LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES	(16,000)	—
OTHER EXPENSES	(1,000)	(2,000)
INTEREST INCOME/(EXPENSE), NET	(539,000)	64,000

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(2,283,000)	(536,000)
Cumulative Effect of Accounting Changes	(628,000)	—

NET LOSS	(2,911,000)	(885,000)
Preferred stock dividends	(374,000)	(349,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(3,285,000)	$(885,000)

LOSS PER SHARE OF COMMON STOCK BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES—Basic and Diluted	$(0.50)	$(0.21)
Cumulative effect on accounting changes	(0.14)	—
Preferred stock dividends	(0.08)	—

NET LOSS PER SHARE OF COMMON STOCK—Basic and Diluted	$(0.72)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and Diluted	4,550,000	4,187,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of accounting changes	$(2,283,000)	$(536,000)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	251,000	38,000
Amortization of film inventory	5,266,000	—
Investment in film inventory	(904,000)	(2,421,000)
Amortization of goodwill, trademarks, copyrights and other	129,000	93,000
Changes in operating assets and liabilities:
Marketable securities	16,000	(500,000)
Accounts receivable, net	1,979,000	(56,000)
Prepaid expenses and other assets	154,000	(104,000)
Accounts payable and accrued expenses	(274,000)	148,000
Accrued marketing expense	(10,000)	(308,000)
Participations and residuals payable	(534,000)	108,000
Deferred revenue	(2,969,000)	—

Net cash provided by/(used in) operating activities	821,000	(3,538,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(95,000)
Investments in trademarks and copyrights	(18,000)	(25,000)

Net cash used in investing activities	(18,000)	(120,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	(1,121,000)	—

Net cash used in financing activities	(1,121,000)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(318,000)	(3,658,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,588,000	5,825,000

CASH AND CASH EQUIVALENTS, End of period	$1,270,000	$2,167,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(457,000)	$64,000

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Background and Operations—The Harvey Entertainment Company ("Harvey" or the "Company") is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property. Harvey is the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff. In 1993 the Company completed its initial public offering of common stock. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product.

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the consolidated results of operations and consolidated cash flows for the three month periods ended March 31, 2001 and 2000.

    The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of 2000 amounts have been made in order to conform with the 2001 financial statement presentation.

    Going Concern—The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, the Company incurred operating losses and negative cash flows and has no remaining borrowing capacity with its current lenders. At March 31, 2001, the Company is in default under the terms of certain notes payable agreements. Consequently, the Company needs to obtain additional sources of financing in order to fund the ongoing operations of the business until the Company is profitable. The Company has commenced discussions on obtaining a new credit facility to provide some working capital for ongoing operations. As discussed in Note 2, the Company has entered into an agreement with Classic Media, LLC, which contemplates that the Company will receive $17 million cash in exchange for certain assets, properties and rights relating to Harvey's library of classic characters. Completion of this transaction is contingent upon occurrence of certain events, including the receipt of consents from various entities with whom the Company does business. There is no assurance that this transaction will be completed. Substantial doubt exists as to the Company's ability to continue as a going concern for a reasonable period of time.

    Basis of Presentation and Principles of Consolidation—The unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. The Company has elected to present an unclassified balance sheet. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

New Accounting Guidance

    On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. Beginning January 1, 2001, the Company's adopted SOP 00-2, and as a result, has recorded a one-time, non-cash charge of $628,000. This charge has been reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting changes, effective January 1, 2001. The impact of applying SOP 00-2 is immaterial for the three months ended March 31, 2001.

    Financial Instruments—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of the standard, which will now be effective for the Company's fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's future hedging activities, the types of hedging instruments used and the effectiveness of such instruments. There was no impact of adopting SFAS No. 133 on the Company's financial statements.

NOTE 2—SUBSEQUENT EVENTS (UNAUDITED)

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media, LLC for the sale of substantially all of the assets, properties and rights owned by the Company. In May 2001, the Company signed an amended Asset Purchase and Sale Agreement to increase the purchase price. The assets, properties and rights sold include Harvey's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities will be paid in cash at closing, which is expected to occur prior to June 30, 2001 and after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

* * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments for the Company

Classic Media LLC

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media, LLC for the sale of substantially all of the assets, properties and rights owned by the Company. In May 2001, the Company signed an amended Asset Purchase and Sale Agreement to increase the purchase price. The assets, properties and rights sold include the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities will be paid in cash at closing, which is expected to occur prior to June 30, 2001 and after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

International Exploitation of Motion Picture Product

    In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. for Cinetel's engagement as sales agent for motion pictures in foreign territories.

Acquisition of PM Entertainment Group, Inc.

    In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. In connection with the acquisition, the Company also assumed existing bank debt of approximately $5,200,000 and purchased from Imperial Bank a loan secured by the motion picture "Inferno".

Credit Facility

    Effective April 2000, the Company entered into a five year, $25,000,000 revolving credit facility (the "Facility") with The Chase Manhattan Bank (the "Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are collateralized by substantially all of the assets of the Company. The Company is not in compliance with certain warranties and covenants of the Facility. The Bank has issued waivers of all non-compliance and resulting events of default. The waivers terminate upon the earliest of June 30, 2001, termination of the asset purchase agreement with Classic Media, LLC or failure of the Company to repay in full all the obligations outstanding under the Facility at the date of the closing of the transaction contemplated by the asset purchase agreement.

For the Three Months Ended March 31, 2001 and 2000

Results of Operations

Revenues

    Net filmed entertainment revenues were $6,296,000 during the quarter ended March 31, 2001 and zero in 2000. The increase is due to revenues generated by PM Entertainment and the continued sales of Harvey titles "Casper's Haunted Christmas" and "Harveytoons" completed in 2000. The 2001 revenue consists of $2,911,000 of foreign broadcast license revenues, $857,000 of domestic home video revenues and $2,528,000 of domestic license fees.

    Net merchandising and licensing revenues were $249,000 and $882,000 in 2001 and 2000, respectively. The merchandising revenues consist of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by Hearst Entertainment on behalf of the Company in 2001 and the Company's in-house licensing division in 2000. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins and ends, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely recur in the future on a quarterly and annual basis. The Company outsourced the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and its Latin American merchandising to Felix the Cat Productions, Inc. effective March 27, 2000.

Film Costs

    Filmed entertainment cost of sales were $288,000 and zero in 2001 and 2000, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment and the release of Harvey titles.

    Amortization of the film library was $5,266,000 and zero in 2001 and 2000, respectively. The increase in amortization is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment and the release of Harvey titles.

Other Cost of Sales

    Merchandising cost of sales were $82,000 and $206,000 in 2001 and 2000, respectively. The decrease of $124,000 in cost of sales is due to the fact that the majority of merchandising and licensing activity is currently being managed by Hearst Entertainment.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $2,256,000 and $1,143,000 for 2001 and 2000, respectively, an increase of $1,113,000. The increase in selling, general and administrative expenses in 2001 is due to the acquisition of PM Entertainment and an increase in the allowance for doubtful debts.

Depreciation and Amortization

    Depreciation expense was $251,000 and $38,000 in 2001 and 2000, respectively. The increase in depreciation was due to the acquisition of fixed assets included in PM Entertainment.

    Amortization of trademarks, copyrights and other was $28,000 in 2001 and $61,000 in 2000, respectively.

    Amortization of goodwill was $101,000 in 2001 and $32,000 in 2000. The increase in amortization of goodwill is due to the acquisition of PM Entertainment.

Loss on Impairment of Marketable Securities

    Loss on impairment of marketable securities was $16,000 and zero in 2001 and 2000, respectively. The loss in 2001 consists of an impairment in the value of Tutormet common stock.

Interest Income/(Expense), Net

    Interest income/(expense), net was $(539,000) and $64,000 in 2001 and 2000, respectively. Interest expense increased due to an increase in notes payable. The net expense in 2001 consists of $362,000 of interest on the Chase Manhattan Bank credit facility, $67,000 of interest on other production loans and $110,000 amortization of financing charges relating mainly to the Chase Manhattan Bank credit facility. Interest income in 2000 is primarily a result of investment of capital into money market funds.

Liquidity and Capital Resources

    Net cash provided by/ (used in) operating activities was $821,000 and $(3,538,000) in 2001 and 2000, respectively. The increase in cash provided by operating activities was primarily due to an increase in cash flow provided by collection of accounts receivable offset by an increase in cash used in cost of sales and selling, general and administrative expenses.

    Net cash used in investing activities was $18,000 and $120,000 in 2001 and 2000, respectively. The decrease in cash used in investing activities is due to a decrease in the purchase of property and equipment.

    Net cash used in financing activities was $(1,121,000) and zero in 2001 and 2000, respectively. The increase in cash used in financing activities is due to the repayment of bank loans during the quarter.

    Effective as of April 3, 2000 the Company entered into a new five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank (the "Facility") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film and intellectual property rights, and are secured by substantially all of the assets of the Company and PM Entertainment. Interest is payable on the outstanding borrowings under the Facility at the rate of either 1.5% per annum above the prime rate (as defined in the Facility) or 2.5% per annum above the London Interbank Offered Rate, at the Company's election. The Facility requires the Company to meet certain financial ratios. The Company is not in compliance with certain warranties and covenants of the Facility. Although The Chase Manhattan Bank has issued waivers of all non-compliance and resulting events of default, The Chase Manhattan Bank is not permitting the Company to make any further borrowings under the Facility.

    Pursuant to the terms of the Loan and Security Agreements, with the Lewis Horwitz Organization, the Company receives loans from The Lewis Horwitz organization, which loans are secured by the accounts receivable of certain motion pictures. Interest is payable on the loans at a rate of 1.5% per annum above the prime rate. The loans were repaid in February 2001.

    In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. In connection with the acquisition, the Company also assumed existing bank debt of approximately $5,200,000 and purchased from Imperial Bank a loan secured by the motion picture "Inferno".

    The purchase price of PM Entertainment included $2,050,000 subordinated notes payable to stockholders of the Company to be paid over five future quarterly periods. Interest is payable on the notes at a rate of 10% per annum. At March 31, 2001, the Company was not in compliance with the payment terms of the notes.

    As mentioned above, in connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Interest is payable on the loan at the prime rate and the loan expires December 31, 2001. In January 2001, the Company received notice from Imperial Bank alleging that Events of Default had occurred per the Loan and Security Agreement, in part, because of material adverse changes in the financial condition of the Company, by virtue of a reduction or impairment in the Company's currently available funds to an amount insufficient to pay the cost of operations. The Company has demanded that the notification of an Event of Default be withdrawn based on the planned sale of assets per the Asset Purchase and Sale Agreement between the Company and Classic Media, LLC.

    Management believes that the Company's current and anticipated sources of working capital are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. Management has addressed these issues, including seeking out several strategic partners and investors, and as such has signed an Asset Purchase and Sale Agreement with Classic Media, LLC for the sale of certain assets, properties and rights owned by the Company. The assets, properties and rights sold include Harvey's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17 million plus the assumption of certain liabilities will be paid in cash at closing, which is expected to occur within sixty to ninety days from signing of the agreement and after the receipt of shareholder vote and satisfaction of other customary closing conditions. Management intends to utilize such funds to repay a significant portion of the Company's debt outstanding, including the borrowings under the Chase Manhattan Bank Facility, and to continue to operate the scaled-back business focusing on sales of the PM Entertainment library and development of new product. Management has commenced discussions on obtaining a new credit facility to provide some working capital for ongoing operations. At the same time Management will be exploring all options to create maximum shareholder value.

Inflation and Seasonality

    Inflation has not been material to the Company during the past five years.

PART II—OTHER INFORMATION

ITEM 1.—Legal Proceedings

    The Company is not currently involved in any material legal proceedings.

ITEM 2.—Changes in Securities and Use of Proceeds

    None

ITEMS 3. and 4. are omitted as not applicable.

ITEM 5.—Other Information

    None

ITEM 6.—Exhibits and Reports and Form 8-K

       (a)—None

       (b)—Reports on Form 8-K

  I.
  On March 7, 2001, the Company filed a Form 8-K regarding the signing of an Asset Purchase and Sale Agreement with Classic Media, LLC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARVEY ENTERTAINMENT COMPANY
May 18, 2001	/s/ CAROLINE J. STEWART Name: Caroline J. Stewart Title: Chief Financial Officer

QuickLinks

INDEX
  ITEM 1. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1. —Legal Proceedings
  ITEM 2. —Changes in Securities and Use of Proceeds
  ITEMS 3. and 4. are omitted as not applicable.
  ITEM 5. —Other Information
  ITEM 6. —Exhibits and Reports and Form 8-K
  (a) —None
  (b) —Reports on Form 8–K
SIGNATURE