Form 10QSB
period 2001-06-30
SUNLAND ENTERTAINMENT CO INC
filed 2001-08-14
CIK 904350

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-23000

Sunland Entertainment Co., Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4217605 (I.R.S. Employee Identification No.)

11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064
(Address of principal executive offices)

Registrant's phone number, including area code (310) 444-4100

Former name, former address and former fiscal year, if changed since last report:
 The Harvey Entertainment Company

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2001
Common Stock, no par value	4,549,441 (6,875,515 shares, including 2,326,074 shares into which the Series A and B Preferred Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

INDEX

PAGE
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets—June 30, 2001 (Unaudited) and December 31, 2000	1-2
	Condensed Consolidated Statements of Operations (Unaudited)—Three and Six Months Ended June 30, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)—Three and Six Months Ended June 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5-6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-12
PART II—OTHER INFORMATION		13-15

SUNLAND ENTERTAINMENT CO., INC.

ITEM 1—FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Cash and cash equivalents	$2,459,000	$1,588,000
Marketable securities	—	26,000
Accounts receivable, net of allowance for doubtful accounts of $856,000 and $521,000 in 2001 and 2000, respectively and net of a returns reserve of $150,000 and $193,000 in 2001 and 2000, respectively	8,077,000	16,919,000
Prepaid expenses and other assets	1,321,000	2,927,000
Income tax receivable	544,000	540,000
Film inventory, net of accumulated amortization of $11,918,000 and $19,005,000 in 2001 and 2000, respectively	4,752,000	17,953,000
Fixed assets, net of accumulated depreciation of $1,542,000 and $1,045,000 in 2001 and 2000, respectively	418,000	848,000
Goodwill, net of accumulated amortization of $704,000 and $1,734,000 in 2001 and 2000, respectively	3,682,000	4,979,000
Trademarks, copyrights and other intangibles net of accumulated amortization of $457,000 in 2000	—	1,429,000

TOTAL ASSETS	$21,253,000	$47,209,000

See accompanying notes to consolidated financial statements.
(Continued)

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$1,113,000	$3,962,000
Participations and residuals payable	2,203,000	4,283,000
Deferred revenue	109,000	3,959,000
Notes payable	1,907,000	19,967,000

Total liabilities	5,332,000	32,171,000

Series A Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 53,000 and 124,000 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively, liquidation preference of $5,312,000 and $12,435,000 at June 30, 2001 and December 31, 2000, respectively	4,452,000	10,368,000

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares designated as Series A Convertible Preferred Stock and 300,000 shares designated as Series B Convertible Preferred Stock)	—	—
Series B Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 168,000 and 89,000 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively, liquidation preference of $16,783,000 and $8,911,000 at June 30, 2001 and December 31, 2000, respectively	16,783,000	8,911,000
Common stock, no par value, 30,000,000 shares authorized, 4,550,000 issued and outstanding at June 30, 2001 at December 31, 2000, respectively	23,936,000	23,936,000
Additional paid in capital	3,204,000	3,942,000
Accumulated deficit	(32,454,000)	(32,119,000)

Total stockholders' equity	11,469,000	4,670,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,253,000	$47,209,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
OPERATING REVENUES
Filmed entertainment	$2,652,000	$4,845,000	$8,948,000	$4,845,000
Merchandising and licensing	299,000	270,000	548,000	1,152,000

Net operating revenues	2,951,000	5,115,000	9,496,000	5,997,000
COST OF REVENUES
Film costs	1,626,000	3,562,000	7,180,000	3,562,000
Other costs of sales	11,000	44,000	93,000	251,000

Total cost of revenues	1,637,000	3,606,000	7,273,000	3,813,000
GROSS PROFIT	1,314,000	1,509,000	2,223,000	2,184,000
OPERATING EXPENSES
Selling, general and administrative expenses	1,590,000	2,959,000	3,846,000	4,105,000
Amortization of goodwill, trademarks, copyright and other	265,000	66,000	394,000	159,000
Depreciation expense	246,000	93,000	497,000	130,000

Total operating expenses	2,101,000	3,118,000	4,737,000	4,394,000
LOSS FROM OPERATIONS	(787,000)	(1,609,000)	(2,514,000)	(2,210,000)
Loss on sale of securities	—	(3,989,000)	—	(3,989,000)
Loss on impairment of marketable securities	(10,000)	—	(26,000)	—
Gain on disposition of assets	4,189,000	—	4,189,000	—
Gain on settlement of debt	1,650,000	—	1,650,000	—
Amortization of deferred financing charges	(1,190,000)	—	(1,300,000)	—
Interest expense, net	(357,000)	(433,000)	(786,000)	(369,000)
Other income	7,000	—	6,000	—

GAIN/(LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES	3,502,000	(6,031,000)	1,219,000	(6,568,000)
Extraordinary gain	293,000	—	293,000	—

GAIN/(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	3,795,000	(6,031,000)	1,512,000	(6,568,000)
Cumulative effect of accounting changes	—	—	(628,000)	—

NET GAIN/(LOSS)	3,795,000	(6,031,000)	884,000	(6,568,000)
Preferred stock dividends	(376,000)	(355,000)	(750,000)	(703,000)
Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed	(469,000)	(570,000)	(469,000)	(570,000)

NET GAIN/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,950,000	$(6,956,000)	$(335,000)	$(7,841,000)

GAIN/(LOSS) PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES—Basic and diluted	0.77	(1.33)	0.27	(1.51)
Extraordinary gain	0.06	—	0.06	—
Cumulative effect on accounting changes	—	—	(0.14)	—
Preferred stock dividends	(0.08)	(0.08)	(0.16)	(0.16)
Beneficial conversion feature	(0.10)	(0.13)	(0.10)	(0.13)

NET GAIN/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$0.65	$(1.53)	$(0.07)	$(1.80)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	4,550,000	4,550,000	4,550,000	4,345,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Gain/(loss) before extraordinary gain and cumulative effect of accounting changes	$1,219,000	$(6,568,000)
Adjustments to reconcile net gain (loss) to net cash provided by/(used in) operating activities:
Depreciation	497,000	130,000
Amortization of film inventory	6,317,000	3,203,000
Investment in film inventory	(325,000)	(6,051,000)
Amortization of goodwill, trademarks, copyrights and other	394,000	159,000
Loss on the sale of marketable securities	—	3,989,000
Gain on disposition of assets	(4,189,000)	—
Gain on settlement of debt	(1,650,000)	—
Amortization of deferred financing charges	1,300,000	—
Changes in operating assets and liabilities:
Marketable securities	26,000	(500,000)
Accounts receivable, net	3,696,000	(226,000)
Prepaid expenses and other assets	(176,000)	(760,000)
Income taxes receivable, net of income taxes payable	(4,000)	(102,000)
Accounts payable and accrued expenses	(1,515,000)	1,299,000
Participations and residuals payable	(1,170,000)	(767,000)
Deferred revenue	(3,428,000)	(260,000)

Net cash provided by/(used in) operating activities	992,000	(6,454,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	1,085,000
Purchase of property and equipment	(67,000)	(105,000)
Investments in goodwill, trademarks and copyrights	(26,000)	(357,000)
Purchase PM Entertainment	—	(12,688,000)
Proceeds from disposition of assets	16,089,000	—

Net cash provided by/(used in) investing activities	15,996,000	(12,065,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	—	13,500,000
Repayment of bank loans	(16,117,000)	—

Net cash (used in)/provided by financing activities	(16,117,000)	13,500,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	871,000	(5,019,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,588,000	5,825,000

CASH AND CASH EQUIVALENTS, End of period	$2,459,000	$806,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(1,113,000)	$22,000
Income taxes	$(4,000)	$—

See accompanying notes to consolidated financial statements

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Background and Operations—Sunland Entertainment Co., Inc. (formerly known as The Harvey Entertainment Company) ("Sunland" or the "Company") is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property. The Harvey Entertainment Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, The Harvey Entertainment Company's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff. In 1993, the Company completed its initial public offering of common stock. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product. In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the classic characters owned by the Company. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of approximately $17,000,000 plus the assumption of certain liabilities was paid in cash at closing which occurred in June 2001. In connection with the sale, the Company changed its name to "Sunland Entertainment Co., Inc."

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and the consolidated results of operations and consolidated cash flows for the three and six month periods ended June 30, 2001 and 2000.

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

    Net Gain/(Loss) Per Share—Basic and diluted net gain/(loss) per share is computed by dividing the net gain/(loss) applicable to common stockholders by the weighted average number of shares of common stock and common equivalent shares outstanding. Warrants, options and convertible preferred stock were not included in the computation of diluted gain/(loss) per share because the exercise price was greater than the average market price of the common shares.

New Accounting Guidance

    On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or

Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. Beginning January 1, 2001, the Company's adopted SOP 00-2, and as a result, has recorded a one-time, non-cash charge of $628,000. This charge has been reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting changes, effective January 1, 2001. The impact of applying SOP 00-2 is immaterial for the three and six months ended June 30, 2001.

    Financial Instruments—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of the standard, which is now effective for the Company's fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on its balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's future hedging activities, the types of hedging instruments used and the effectiveness of such instruments. There was no impact of adopting SFAS No. 133 on the Company's financial statements.

NOTE 2—EQUITY

    In May 2001, approximately 75,000 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock.

NOTE 3—EXTRAORDINARY GAIN

    The purchase price of PM Entertainment included $2,050,000 subordinated notes payable to stockholders of the Company to be paid over five quarterly periods with interest payable at a rate of 10% per annum. In June 2001, the Company entered into a settlement agreement on the subordinated notes payable and recognized an extraordinary gain of $293,000.

NOTE 4—SUBSEQUENT EVENTS (UNAUDITED)

    In July 2001, the Company entered into a Securities Purchase Agreement to purchase from a company owned by a preferred shareholder and director of the Company (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000.

*  *  *  *  *  *

SUNLAND ENTERTAINMENT CO., INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments for the Company

Purchase of Convertible Preferred Stock

    In July 2001, the Company entered into a Securities Purchase Agreement to purchase from a company owned by a preferred shareholder and director of the Company (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000.

Proposed Settlement of Metropolitan Contract

    The Company's subsidiaries Inferno Acquisition Corp. and PM Entertainment had an ongoing dispute with Metropolitan FilmExport regarding $2,300,000 due under a licensing contract for the motion picture "Inferno". In July 2001, during arbitration proceedings, a settlement for approximately $1,600,000 was mediated and is currently being drafted. Per the terms of the settlement, $1,600,000 will be paid to the Company in September 2001 and will be used to pay off the loan facility with Imperial Bank secured by the motion picture "Inferno".

Retention of Financial Advisors

    In June 2001, the Company retained the investment bank of Houlihan Lokey Howard & Zukin ("Houlihan") to explore strategic alternatives that may be available to the Company following the completion of the sale of its classic character assets to Classic Media, LLC, as described below. Pursuant to the engagement, Houlihan will provide financial advisory and investment banking services in connection with the possible merger, consolidation, tender or exchange offer, leveraged buyout, leveraged recapitalization, acquisition or sale of assets or equity interests, or similar transaction involving all or a substantial part of the business, assets or equity of the Company remaining after the completion of the sale to Classic Media, LLC.

Classic Media, LLC

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media, LLC for the sale of substantially all of the Company's classic character assets, properties and rights owned by the Company. This sale excludes PM Entertainment along with related assets. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price payable to the Company. The assets, properties and rights sold include the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001 and after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

International Exploitation of Motion Picture Product

    In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. ("Cinetel") for Cinetel's engagement as sales agent responsible for collecting accounts receivable and licensing PM Entertainment's film library in foreign territories. In the event that either company (Sunland or Cinetel) is acquired, including a sale of all or substantially all of its assets, the Company shall have the right to terminate the agreement. The Company is required to provide Cinetel with written notice that provides for termination and reversion within six months from the date of such notice. Reversion is subject to the Company's payment to Cinetel of $150,000, which is reduced to $75,000 in February 2002. The reversion fee is further reduced by 50% of sales agency fees paid to Cinetel up to and including the date of the reversion. Cinetel has been paid $183,000 in sales agency fees to June 30, 2001.

Acquisition of PM Entertainment Group, Inc.

    In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. In connection with the acquisition, the Company also assumed PM Entertainment's bank debt with Imperial Bank of approximately $5,200,000. Additionally, the Company's subsidiary Inferno Acquisition Corp. purchased from Imperial a bank loan secured by the motion picture "Inferno" that had been guaranteed by PM Entertainment, by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank of $4,800,000.

Credit Facility

    Effective April 2000, the Company entered into a five year, $25,000,000 revolving credit facility (the "Facility") with The Chase Manhattan Bank (the "Bank") to provide operating funds and a portion of the acquisition financing for the PM Entertainment acquisition. In June 2001, upon the closing of the Classic Media, LLC transaction, the Company repaid all borrowings under the Facility and the Facility was terminated.

For the Three Months Ended June 30, 2001 and 2000

Results of Operations

Revenues

    Net filmed entertainment revenues were $2,652,000 during the quarter ended June 30, 2001 and $4,845,000 in 2000. The decrease in revenue is due to the sale of the Company's library of classic characters to Classic Media, LLC effective February 1, 2001 and to a decrease in other filmed entertainment activity.

    Net merchandising and licensing revenues were $299,000 and $270,000 in 2001 and 2000, respectively. The merchandising revenues consist of new licenses for the worldwide merchandising of the classic characters entered into by Hearst Entertainment on behalf of the Company in 2001 and by Hearst Entertainment and the Company's in-house licensing division in 2000. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely occur on a quarterly and annual basis. The Company outsourced the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and its Latin American merchandising to Felix the Cat Productions, Inc. effective March 27, 2000.

Film Costs

    Filmed entertainment costs of sales were $387,000 and $359,000 in 2001 and 2000, respectively. The increase in cost of sales despite a decrease in film activity is due to participation expenses incurred on revenues recognized this quarter.

    Amortization of the film library was $1,239,000 and $3,203,000 in 2001 and 2000, respectively. The decrease in amortization is due to a decrease in filmed entertainment revenues.

Other Cost of Sales

    Merchandising cost of sales were $11,000 and $44,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to the closure of the Company's in house licensing division and the outsourcing of a majority of merchandising and licensing activity to Hearst Entertainment.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $1,590,000 and $2,959,000 for 2001 and 2000, respectively, a decrease of $1,369,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staff from approximately 55 at June 30, 2000 to approximately 12 at June 30, 2001.

Amortization and Depreciation

    Amortization and depreciation was $511,000 and $159,000 in 2001 and 2000, respectively. The increase in amortization and depreciation is due to adjustments to goodwill that resulted from the acquisition of PM Entertainment.

Loss on the Sale of Securities

    Loss on the sale of securities was zero and $3,989,000 in 2001 and 2000, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities.

Loss on Impairment of Marketable Securities

    Loss on impairment of marketable securities was $10,000 and zero in 2001 and 2000, respectively. The loss in 2001 consists of an impairment in the value of Tutornet common stock. Tutornet stock has been completely written off at June 30, 2001.

Gain on Disposition of Assets

    Gain on disposition of assets was $4,189,000 and zero in 2001 and 2000, respectively. The gain in 2001 is due to the sale of assets, properties and rights of the Company's library of classic characters and certain contractual rights and agreements which relate to those assets for approximately $17,000,000 to Classic Media, LLC.

Gain on Settlement of Debt

    Gain on settlement of debt was $1,650,000 and zero in 2001 and 2000, respectively. The gain is due to a $250,000 settlement on a license agreement, a $1,000,000 paydown of a loan pursuant to a settlement agreement with stockholders of the Company and a $400,000 paydown of a loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of Deferred Financing Charges

    Amortization of deferred financing charges were $1,190,000 and zero in 2001 and 2000 respectively. Deferred financing charges relate to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000. The charges were being amortized over the 5 year term of the facility. In June 2001 the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest Expense, Net

    Interest expense, net was $357,000 and $433,000 in 2001 and 2000, respectively. Interest expense decreased due to a decrease in notes payable. The net expense in 2001 consists of $279,000 of interest on the Chase Manhattan Bank credit facility, $103,000 of interest on other production loans and $25,000 of interest income.

Extraordinary Gain

    Extraordinary gain was $293,000 and zero in 2001 and 2000, respectively. In June 2001, the Company entered into a settlement agreement on subordinated notes payable to stockholders of the Company and recognized a gain of $293,000.

For the Six Months Ended June 30, 2001 and 2000

Results of Operations

Revenues

    Net filmed entertainment revenues were $8,948,000 in 2001 and $4,845,000 in 2000. The increase is due to revenues generated by PM Entertainment since acquisition in April 2000 and the delivery of classic cartoon titles completed in 2000.

    Net merchandising and licensing revenues were $548,000 and $1,152,000 in 2001 and 2000, respectively. The merchandising revenues consist of new licenses for the worldwide merchandising of the classic characters entered into by Hearst Entertainment on behalf of the Company in 2001 and by Hearst Entertainment and the Company's in-house licensing division in 2000. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely occur on a quarterly and annual basis. The Company outsourced the majority of its merchandising program to Hearst Entertainment effective June 15, 2000 and its Latin American merchandising to Felix the Cat Productions, Inc. effective March 27, 2000.

Film Costs

    Filmed entertainment costs of sales were $863,000 and $359,000 in 2001 and 2000, respectively. The increase in cost of sales is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment and the delivery of classic cartoon titles.

    Amortization of the film library was $6,317,000 and $3,203,000 in 2001 and 2000, respectively. The increase in amortization is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment and the delivery of classic cartoon titles.

Other Cost of Sales

    Merchandising cost of sales were $93,000 and $251,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to the closure of the Company's in house licensing division in 2000 and the outsourcing of a majority of merchandising and licensing activity to Hearst Entertainment.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $3,846,000 and $4,105,000 for 2001 and 2000, respectively, a decrease of $259,000. An increase in selling, general and administrative expenses in the first quarter of 2001 due to the acquisition of PM Entertainment has been offset by a reduction in overhead in the second quarter of 2001 due to a reduction in staff and other overhead.

Amortization and Depreciation

    Amortization and depreciation was $891,000 and $289,000 in 2001 and 2000, respectively. The increase in amortization and depreciation is due to the acquisition of PM Entertainment.

Loss on the Sale of Securities

    Loss on the sale of securities was zero and $3,989,000 in 2001 and 2000, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities.

Loss on Impairment of Marketable Securities

    Loss on impairment of marketable securities was $26,000 and zero in 2001 and 2000, respectively. The loss in 2001 consists of an impairment in the value of Tutornet common stock. Tutornet stock has been completely written off at June 30, 2001.

Gain on Disposition of Assets

    Gain on disposition of assets was $4,189,000 and zero in 2001 and 2000, respectively. The gain in 2001 is due to the sale of assets, properties and rights of the Company's library of classic characters and certain contractual rights and agreements which relate to those assets for approximately $17,000,000 to Classic Media, LLC.

Gain on Settlement of Debt

    Gain on settlement of debt was $1,650,000 and zero in 2001 and 2000, respectively. The gain is due to a $250,000 settlement on a license agreement, a $1,000,000 paydown of a loan pursuant to a settlement agreement with stockholders of the Company and a $400,000 paydown of a loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of Deferred Financing Charges

    Amortization of deferred financing charges were $1,300,000 and zero in 2001 and 2000 respectively. Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000. The charges were being amortized over the 5 year term of the facility. In June 2001 the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest Expense, Net

    Interest expense, net was $786,000 and $369,000 in 2001 and 2000, respectively. Interest expense increased due to an increase in notes payable. The net expense in 2001 consists of $642,000 of interest on The Chase Manhattan Bank credit facility, $170,000 of interest on other production loans and $26,000 of interest income.

Extraordinary Gain

    Extraordinary gain was $293,000 and zero in 2001 and 2000, respectively. In June 2001, the Company entered into a settlement agreement on subordinated notes payable to the stockholders of the Company and recognized a gain of $293,000.

Liquidity and Capital Resources

    Net cash provided by/(used in) operating activities was $992,000 and $(6,454,000) in 2001 and 2000, respectively. The increase in cash provided by operating activities was primarily due to an increase in collection of accounts receivable.

    Net cash provided by/(used in) investing activities was $15,996,000 and $(12,065,000) in 2001 and 2000, respectively. Investing activities in 2001 resulted from the sale of substantially all of the Company's classic character assets, properties and rights owned by the Company to Classic Media, LLC. Investing activities in 2000 resulted from the acquisition of PM Entertainment.

    Net cash (used in)/provided by financing activities was $(16,117,000) and $13,500,000 in 2001 and 2000, respectively. Cash used in financing activities in 2001 is due to the repayment of The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans. Cash provided by financing activities in 2000 is due to the funds provided from The Chase Manhattan Bank credit facility.

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media, LLC for the sale of substantially all of the Company's classic character assets, properties and rights owned by the Company. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The assets, properties and rights sold include the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of approximately $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001 and after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

    During the period, the Company repaid all borrowings under a credit facility entered into with The Chase Manhattan Bank, on production loans received from The Lewis Horwitz Organization and on subordinated notes payable to stockholders of the Company.

    In connection with the acquisition of PM Entertainment, the Company also purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Interest is payable on the loan at the prime rate and the loan matures on December 31, 2001. In January 2001, the Company received notice from Imperial Bank alleging that Events of Default had occurred per the Loan and Security Agreement, in part, because of material adverse changes in the financial condition of the Company, by virtue of a reduction or impairment in the Company's currently available funds to an amount insufficient to pay the cost of operations. The Company has demanded that the notification of an Event of Default be withdrawn based on the sale of assets per the Asset Purchase and Sale Agreement between the Company and Classic Media, LLC. The balance outstanding on the loan is $1,900,000 at June 30, 2001. As described above, a settlement on a licensing contract for the motion picture "Inferno" was mediated and is currently being drafted. The settlement of $1,600,000 will be paid to the Company in September 2001 and will be used to pay down this loan with Imperial Bank.

    Management believes that the Company's current and anticipated sources of working capital from collection of accounts receivable and new sales from the Company's film library combined with a potential strategic transaction are sufficient to provide the necessary liquidity and financing for the Company's financial needs as set forth in Management's current business plan for the next twelve months. To address previous liquidity issues Management sold certain assets, properties and rights owned by the Company to Classic Media, LLC. The assets, properties and rights sold include the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of approximately $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001 and after the receipt of shareholder vote and satisfaction of other customary closing conditions. Management utilized the funds to repay a significant portion of the Company's debt outstanding, including the borrowings under The Chase Manhattan Bank Facility and subordinated notes payable. Management has engaged Houlihan to explore strategic alternatives that may be available to the Company following the completion of its transaction with Classic Media, LLC. Management continues to operate the Company as a scaled-back business focusing on sales of the PM Entertainment library and development of new product.

Inflation and Seasonality

    Inflation has not been material to the Company during the past five years.

SUNLAND ENTERTAINMENT CO., INC.

PART II—OTHER INFORMATION

ITEM 1.—Legal Proceedings

    The Company is not currently involved in any material legal proceedings.

ITEM 2.—Changes in Securities and Use of Proceeds

    In May 2001, approximately 75,000 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock.

ITEM 3.—Defaults Upon Senior Securities

    Not applicable

ITEM 4.—Submission of Matters to a Vote of Security Holders

    On June 12, 2001 a special meeting of shareholders of The Harvey Entertainment Company was held. The purpose and votes cast was as follows:

  1.
  To have the holders of the Company's Common Stock, the holders of the Company's Series A Preferred Stock, and the holders of the Company's Series B Preferred Stock, voting together as a single class on an as-converted basis, elect three members of the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. The nominees for election were Roger A. Burlage, Gary M. Gray and Michael S. Doherty. 7,132,245 votes were cast for each of the nominees.

  2.
  To have the holders of Series A Preferred Stock, voting as a separate class, elect two members of the Company's Board of Directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. The nominees for election were Paul Guez and William Dallas. 826,152 votes were cast for the election of Paul Guez and 827,846 were cast for the election of William Dallas.

  3.
  To have the holders of the Company's Common Stock, the holders of the Company's Series A Preferred Stock, and the holders of the Company's Series B Preferred Stock, voting together as a single class on an as-converted basis, approve the sale to Classic Media, LLC, or its subsidiary, of a substantial portion of the Company's assets, not including assets held by the Company's PM Entertainment subsidiary, for approximately $17,000,000 plus the assumption of liabilities. 5,409,290 votes were cast for, 26,272 against and 7,150 abstained.

  4.
  To have the holders of Series B Preferred Stock, voting as a separate class, approve the sale to Classic Media, LLC, or its subsidiary, of a substantial portion of the Company's assets, not including assets held by the Company's PM Entertainment subsidiary, for approximately $17,000,000 plus the assumption of liabilities. 2,055,227 votes were cast for, none against and none abstained.

  5.
  To have the holders of the Company's Common Stock, the holders of the Company's Series A Preferred Stock, and the holders of the Company's Series B Preferred Stock, voting together as a single class on an as-converted basis, approve the change of the Company's corporate name from "The Harvey Entertainment Company" to "Sunland Entertainment Co., Inc." pursuant to the Asset Purchase and Sale Agreement between the Company and Classic Media, LLC. 5,414,190 votes were cast for, 24,552 against and 3,970 abstained.

  6.
  To have the holders of the Company's Common Stock, the holders of the Company's Series A Preferred Stock, and the holders of the Company's Series B Preferred Stock, voting together as a single class on an as-converted basis, ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. 7,146,366 votes were cast for, 8,851 against and 4,850 abstained.

  7.
  To transact such other matters as may properly come before the Special Meeting or any adjournment thereof.

ITEM 5.—Other Information

    None

ITEM 6.—Exhibits and Reports and Form 8-K

  (a)
  None

  (b)
  Reports on Form 8-K

  I.
  I. On May 9, 2001, the Company filed a Form 8-K regarding an amendment to Asset Purchase and Sale Agreement by and among The Harvey Entertainment Company, Harvey Comics, Inc., BHP Productions, Inc. and Harvey Entertainment, Inc. as consented to by Classic Media, LLC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.
August 14, 2001	/s/ CAROLINE J. STEWART
	Name:	Caroline J. Stewart
	Title:	Chief Financial Officer and Corporate Secretary

QuickLinks

  ITEM 1—FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 1.—Legal Proceedings
  ITEM 2.—Changes in Securities and Use of Proceeds
  ITEM 3.—Defaults Upon Senior Securities
  ITEM 4.—Submission of Matters to a Vote of Security Holders
  ITEM 5.—Other Information
  ITEM 6.—Exhibits and Reports and Form 8-K