Form 10QSB
period 2001-09-30
SUNLAND ENTERTAINMENT CO INC
filed 2001-11-19
CIK 904350

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23000

Sunland Entertainment Co., Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4217605 (I.R.S. Employer Identification No.)
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2001
Common Stock, no par value	4,549,441 (6,916,196 shares, including 2,366,755 shares into which the Series A and B Preferred Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

INDEX

PAGE
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets—September 30, 2001 (Unaudited) and December 31, 2000	1-2
Condensed Consolidated Statements of Operations (Unaudited)—Three and Nine Months Ended September 30, 2001 and 2000	3
Condensed Consolidated Statements of Cash Flows (Unaudited)—Three and Nine Months Ended September 30, 2001 and 2000	4-5
Notes to Condensed Consolidated Financial Statements	6-8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-13
PART II—OTHER INFORMATION	14

SUNLAND ENTERTAINMENT CO., INC.

ITEM I—FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Cash and cash equivalents	$1,308,000	$1,588,000
Marketable securities	10,000	26,000
Accounts receivable, net of allowance for doubtful accounts of $951,000 and $521,000 in 2001 and 2000, respectively and net of a returns reserve of $110,000 and $193,000 in 2001 and 2000, respectively	7,712,000	16,919,000
Prepaid expenses and other assets	1,176,000	2,698,000
Income tax receivable	544,000	540,000
Film inventory, net of accumulated amortization of $12,650,000 and $19,005,000 in 2001 and 2000, respectively	4,642,000	18,182,000
Fixed assets, net of accumulated depreciation of $1,258,000 and $1,045,000 in 2001 and 2000, respectively	698,000	848,000
Goodwill, net of accumulated amortization of $1,234,000 and $1,734,000 in 2001 and 2000, respectively	2,974,000	4,979,000
Trademarks, copyrights and other intangibles net of accumulated amortization of $457,000 in 2000	—	1,429,000

TOTAL ASSETS	$19,064,000	$47,209,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued expenses	$1,020,000	$3,962,000
Participations and residuals payable	1,740,000	4,283,000
Deferred revenue	22,000	3,959,000
Notes payable	1,640,000	19,967,000

Total liabilities	4,422,000	32,171,000

Series A Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 48,000 and 124,000 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively, liquidation preference of $4,754,000 and $12,435,000 at September 30, 2001 and December 31, 2000, respectively	3,894,000	10,368,000

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares designated as Series A Convertible Preferred Stock and 300,000 shares designated as Series B Convertible Preferred Stock)	—	—
Series B Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 112,000 and 89,000 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively, liquidation preference of $11,218,000 and $8,911,000 at September 30, 2001 and December 31, 2000, respectively	11,218,000	8,911,000
Common stock, no par value, 30,000,000 shares authorized, 4,550,000 issued and outstanding at September 30, 2001 at December 31, 2000, respectively	23,936,000	23,936,000
Additional paid in capital	2,523,000	3,942,000
Accumulated deficit	(26,929,000)	(32,119,000)

Total stockholders' equity	10,748,000	4,670,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,064,000	$47,209,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
OPERATING REVENUES
Filmed entertainment	$1,377,000	$5,908,000	$10,325,000	$10,752,000
Merchandising and licensing	—	91,000	548,000	1,243,000
Publishing	—	5,000	—	6,000

Net operating revenues	1,377,000	6,004,000	10,873,000	12,001,000
COST OF REVENUES
Film costs	907,000	4,026,000	8,087,000	8,173,000
Other cost of sales	—	25,000	93,000	275,000

Total cost of revenues	907,000	4,051,000	8,180,000	8,448,000
GROSS PROFIT	470,000	1,953,000	2,693,000	3,553,000
OPERATING EXPENSES
Selling, general and administrative expenses	916,000	2,082,000	4,762,000	5,601,000
Depreciation and amortization	425,000	254,000	1,316,000	544,000

Total operating expenses	1,341,000	2,336,000	6,078,000	6,145,000
LOSS FROM OPERATIONS	(871,000)	(383,000)	(3,385,000)	(2,592,000)
Loss on sale of securities	—	—	—	(3,989,000)
Loss on impairment of marketable securities	—	—	(26,000)	—
Gain on disposition of assets	—	—	4,189,000	—
Gain on settlement	—	—	1,650,000	—
Amortization of deferred financing charges	(4,000)	—	(1,304,000)	—
Interest expense, net	(50,000)	(641,000)	(837,000)	(1,017,000)
Other income (expenses)	146,000	(1,000)	153,000	5,000

INCOME/(LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(779,000)	(1,025,000)	440,000	(7,593,000)
Extraordinary gain	—	—	293,000	—

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(779,000)	(1,025,000)	733,000	(7,593,000)
Cumulative effect of accounting changes	—	—	(628,000)	—

NET INCOME/(LOSS)	(779,000)	(1,025,000)	105,000	(7,593,000)
Preferred stock dividends	(275,000)	(361,000)	(1,025,000)	(1,064,000)
Excess of carrying amount of Series A and Series B convertible preferred stock and warrants over fair value transferred to shareholders	6,579,000	—	6,579,000	—
Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed	—	—	(469,000)	(570,000)

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$5,525,000	$(1,386,000)	$5,190,000	$(9,227,000)

INCOME/(LOSS) PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES—Basic and diluted	(0.17)	(0.23)	0.10	(1.72)
Extraordinary gain	—	—	0.06	—
Cumulative effect on accounting changes	—	—	(0.14)	—
Preferred stock dividends	(0.07)	(0.08)	(0.23)	(0.24)
Preferred stock and warrant redemption	1.45	—	1.45	—
Beneficial conversion feature	—	—	(0.10)	(0.13)

NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$1.21	$(0.30)	$1.14	$(2.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	4,550,000	4,549,000	4,550,000	4,427,000

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income/(loss) before extraordinary gain and cumulative effect of accounting changes	$440,000	$(7,593,000)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,316,000	544,000
Amortization of film inventory	7,049,000	5,913,000
Investment in film inventory	(718,000)	(6,484,000)
Loss on the sale of marketable securities	—	3,989,000
Gain on disposition of assets	(4,189,000)	—
Gain on settlement	(1,650,000)	—
Amortization of deferred financing charges	1,304,000	—
Changes in operating assets and liabilities:
Marketable securities	16,000	(500,000)
Accounts receivable, net	4,062,000	(1,602,000)
Prepaid expenses and other assets	(262,000)	(771,000)
Income taxes receivable, net of income taxes payable	(4,000)	(102,000)
Accounts payable and accrued expenses	(1,608,000)	828,000
Accrued marketing expense	—	(908,000)
Participations and residuals payable	(1,633,000)	(1,193,000)
Deferred revenue	(3,515,000)	954,000

Net cash provided by/(used in) operating activities	608,000	(6,925,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	1,085,000
Stock repurchase	(500,000)	—
Purchase of property and equipment	(67,000)	(110,000)
Investments in goodwill, trademarks and copyrights	(26,000)	(415,000)
Purchase PM Entertainment	—	(12,688,000)
Proceeds from disposition of assets	16,089,000	—

Net cash provided by/(used in) investing activities	15,496,000	(12,128,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	—	14,369,000
Capital lease obligation	—	(33,000)
Repayment of bank loans	(16,384,000)	—

Net cash (used in)/provided by financing activities	(16,384,000)	14,336,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(280,000)	(4,717,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,588,000	5,825,000

CASH AND CASH EQUIVALENTS, End of period	$1,308,000	$1,108,000

See accompanying notes to consolidated financial statements

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(1,172,000)	$(458,000)
Income taxes	$(46,000)	$—

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Background and Operations—Sunland Entertainment Co., Inc. (formerly known as The Harvey Entertainment Company) ("Sunland" or the "Company") is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property. The Harvey Entertainment Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, The Harvey Entertainment Company's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff. In 1993, the Company completed its initial public offering of common stock. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product. In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the classic characters owned by the Company to Classic Media, LLC ("Classic Media"). In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001. In connection with the sale to Classic Media, the Company changed its name to "Sunland Entertainment Co., Inc."

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and the consolidated results of operations and consolidated cash flows for the three and nine month periods ended September 30, 2001 and 2000.

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

    Comprehensive Income—Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standard for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

    Comprehensive loss for the nine months ended September 30, 2001 consists of $10,000 of unrealized holding losses on marketable securities and net loss. Comprehensive loss for the nine months ended September 30, 2000 consists of $347,000 of unrealized holding losses on marketable securities and net loss.

    Net Income/(Loss) Per Share—Basic and diluted net income/(loss) per share is computed by dividing the net income/(loss) applicable to common stockholders by the weighted average number of shares of common stock and common equivalent shares outstanding.  Warrants, options and convertible preferred stock were not included in the computation of diluted income/(loss) per share because the exercise price was greater than the average market price of the common shares.

    New Accounting Guidance—On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. Beginning January 1, 2001, the Company's adopted SOP 00-2, and as a result, has recorded a one-time, non-cash charge of $628,000. This charge has been reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting changes, effective January 1, 2001. The impact of applying SOP 00-2 is immaterial for the three and nine months ended September 30, 2001.

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

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. The Company is in the process of evaluating the impact of adopting SFAS No. 141 and 142.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in the process of evaluating the impact of adopting SFAS No. 144.

NOTE 2—EQUITY

    In May 2001, approximately 75,000 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock.

    In July 2001, the Company entered into a Securities Purchase Agreement to purchase from a company owned by a preferred shareholder, who is also director of the Company, (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000. The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

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

* * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Recent Developments for the Company

Purchase of Convertible Preferred Stock

    In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company, (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000. The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

Settlement of Metropolitan Contract

    The Company's subsidiaries Inferno Acquisition Corp. and PM Entertainment had an ongoing dispute with Metropolitan Film Export regarding $2,300,000 due under a licensing contract for the motion picture "Inferno". In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export and The Motion Picture Bond Company for $1,625,000 and received the related payment in October 2001. The difference between the proceeds and accounts receivable balance was fully provided for and written off in October 2001. The proceeds from the settlement were used to satisfy the loan facility with Imperial Bank secured by the motion picture "Inferno".

Retention of Financial Advisors

    In June 2001, the Company retained the investment bank of Houlihan Lokey Howard & Zukin ("Houlihan") to explore strategic alternatives that may be available to the Company following the completion of its the sale of its classic character assets to Classic Media as described below. Pursuant to the engagement, Houlihan will provide financial advisory and investment banking services in connection with the possible merger, consolidation, tender or exchange offer, leveraged buyout, leveraged recapitalization, acquisition or sale of assets or equity interests, or similar transaction involving all or a substantial part of the business, assets or equity of the Company remaining after the completion of the sale to Classic Media.

Classic Media

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company's classic character assets, properties and rights owned by the Company. This sale excluded PM Entertainment and related assets. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price payable to the Company. The assets, properties and rights sold to Classic Media included the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

International Exploitation of Motion Picture Product

    In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. ("Cinetel") for Cinetel's engagement as sales agent responsible for collecting accounts receivable and licensing PM Entertainment's film library in foreign territories. In the event that either company (Sunland or Cinetel) is acquired, including a sale of all or substantially all of its assets, the Company shall have the right to terminate the agreement. The Company is required to provide Cinetel with written notice that provides for termination and reversion within six months from the date of such notice. Reversion is subject to the Company's payment to Cinetel of $150,000, which is reduced to $75,000 in February 2002. The reversion fee is further reduced by 50% of sales agency fees paid to Cinetel up to and including the date of the reversion. Cinetel has been paid $309,000 in sales agency fees to September 30, 2001.

Acquisition of PM Entertainment Group, Inc.

    In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment, giving total consideration of approximately $17.4 million. The purchase price included $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. In connection with the acquisition, the Company also assumed PM Entertainment's bank debt with Imperial Bank of approximately $5,200,000. Additionally, the Company's subsidiary Inferno Acquisition Corp. purchased from Imperial a bank loan secured by the motion picture "Inferno" that had been guaranteed by PM Entertainment, by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank of $4,800,000.

Credit Facility

    Effective April 2000, the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing for the PM Entertainment acquisition. In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the Facility and the Facility was terminated.

For the Three Months Ended September 30, 2001 and 2000

Results of Operations

Revenues

    Net filmed entertainment revenues were $1,377,000 during the quarter ended September 30, 2001 and $5,908,000 in 2000. The decrease in revenue is due, in part, to the sale of the Company's library of classic characters to Classic Media effective February 1, 2001. Additional decreases in revenue result from management's decision not to finance new product. All future filmed entertainment sales will derive solely from the Company's existing library.

    Net merchandising and licensing revenues were zero and $91,000 in 2001 and 2000, respectively. The decrease in revenue is due to the sale of the Company's library of classic characters to Classic Media effective February 1, 2001.

Film Costs

    Filmed entertainment costs of sales were $175,000 and $1,316,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to a decrease in film activity in addition to the sale of the Company's library of classic characters to Classic Media effective February 1, 2001.

    Amortization of the film library was $732,000 and $2,710,000 in 2001 and 2000, respectively. The decrease in amortization is due to a decrease in filmed entertainment revenues.

Other Cost of Sales

    Merchandising cost of sales were zero and $25,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to the closure of the Company's in house licensing division in 2000 and the outsourcing of a majority of merchandising and licensing activity to Hearst Entertainment.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $916,000 and $2,082,000 for 2001 and 2000, respectively, a decrease of $1,166,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staff from approximately 55 at September 30, 2000 to approximately 8 at September 30, 2001. The Company has budgeted further for additional overhead reductions in the fourth quarter.

Depreciation and Amortization

    Depreciation and amortization expense was $425,000 and $254,000 in 2001 and 2000, respectively. The increase in amortization expense is due to the change of the Company's useful life of goodwill from ten years to a remaining three years, as of January 2001. The decision to reduce the useful life on goodwill was made due to a change in the Company's business plan, since the acquisition of PM Entertainment, to operate as a scaled-back business focusing on sales of the PM Entertainment library as a result of a change in economic conditions.

Amortization of Deferred Financing Charges

    Amortization of deferred financing charges were $4,000 and zero in 2001 and 2000 respectively. Deferred financing charges relate to a loan from Imperial Bank, secured by the motion picture "Inferno", in connection with the acquisition of PM Entertainment. The full balance of the loan was satisfied in October 2001.

Interest Expense, Net

    Interest expense, net was $50,000 and $641,000 in 2001 and 2000, respectively. Interest expense decreased due to a decrease in notes payable. The net expense in 2001 consists of $50,000 of interest on the Imperial Bank loan secured by the motion picture "Inferno".

For the Nine Months Ended September 30, 2001 and 2000

Results of Operations

Revenues

    Net filmed entertainment revenues were $10,325,000 in 2001 and $10,752,000 in 2000. The decrease in revenue is due to the sale of the Company's library of classic characters to Classic Media effective February 1, 2001. Additional decreases in revenue result from management's decision not to finance new product. All future filmed entertainment sales will derive solely from the Company's existing library.

    Net merchandising and licensing revenues were $548,000 and $1,243,000 in 2001 and 2000, respectively. The merchandising revenues consist of new licenses for the worldwide merchandising of the classic characters entered into by Hearst Entertainment on behalf of the Company in 2001 and by Hearst Entertainment and the Company's in-house licensing division in 2000. Although merchandising licenses are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely occur on a quarterly and annual basis. The Company outsourced its Latin American merchandising to Felix the Cat Productions, Inc. effective March 27, 2000, and outsourced the majority of its remaining merchandising program to Hearst Entertainment effective June 15, 2000.

Film Costs

    Filmed entertainment costs of sales were $1,038,000 and $2,260,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to an decrease in filmed entertainment activity in addition to the sale of the Company's library of classic characters to Classic Media effective February 1, 2001.

    Amortization of the film library was $7,049,000 and $5,913,000 in 2001 and 2000, respectively. The increase in amortization is due to an increase in filmed entertainment activity due to the acquisition of PM Entertainment.

Other Cost of Sales

    Merchandising cost of sales were $93,000 and $275,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to the closure of the Company's in house licensing division in 2000 and the outsourcing of a majority of merchandising and licensing activity to Hearst Entertainment.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $4,762,000 and $5,601,000 for 2001 and 2000, respectively, a decrease of $839,000. An increase in selling, general and administrative expenses in the first quarter of 2001 due to the acquisition of PM Entertainment has been offset by a reduction in overhead in the subsequent quarters of 2001 due to a reduction in staff and other overhead. The Company has budgeted further for additional overhead reductions in the fourth quarter.

Depreciation and Amortization

    Depreciation and amortization was $1,316,000 and $544,000 in 2001 and 2000, respectively. The increase in amortization and depreciation is due to the acquisition of PM Entertainment. As of January 2001, the Company changed the useful life of goodwill from ten years to a remaining three years. The decision was made due to a change in the Company's business plan, since the acquisition of

PM Entertainment, to operate as a scale-back business focusing on sales of the existing PM Entertainment library as a result of a change in economic conditions.

Loss on the Sale of Securities

    Loss on the sale of securities was zero and $3,989,000 in 2001 and 2000, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities.

Loss on Impairment of Marketable Securities

    Loss on impairment of marketable securities was $26,000 and zero in 2001 and 2000, respectively. The loss in 2001consists of an impairment in the value of Tutornet common stock. Tutornet stock was completely written off at June 30, 2001.

Gain on Disposition of Assets

    Gain on disposition of assets was $4,189,000 and zero in 2001 and 2000, respectively. The gain in 2001 is due to the sale of assets, properties and rights of the Company's library of classic characters and certain contractual rights and agreements which relate to those assets for $17 million to Classic Media.

Gain on Settlement

    Gain on settlement were $1,650,000 and zero in 2001 and 2000, respectively. The gains were due to a $250,000 settlement on a license agreement, a $1,000,000 paydown of a loan pursuant to a settlement agreement with former stockholders of PM Entertainment and a $400,000 paydown of a loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of Deferred Financing Charges

    Amortization of deferred financing charges was $1,304,000 and zero in 2001 and 2000 respectively. Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000. The charges were being amortized over the five-year term of the facility. In June 2001 the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest Expense, Net

    Interest expense, net was $837,000 and $1,017,000 in 2001 and 2000, respectively. Interest expense increased due to an increase in notes payable. The net expense in 2001 consists of $642,000 of interest on The Chase Manhattan Bank credit facility, $38,000 in equipment financing charges, $183,000 of interest on other production loans and $26,000 of interest income.

Extraordinary Gain

    Extraordinary gain was $293,000 and zero in 2001 and 2000, respectively. The gain is due to a $293,000 settlement on subordinated notes payable to stockholders of the Company

Liquidity and Capital Resources

    Net cash provided by/(used in) operating activities was $608,000 and $(6,925,000) in 2001 and 2000, respectively. The increase in cash provided by operating activities was primarily due to an increase in collection of accounts receivable.

    Net cash provided by/(used in) investing activities was $15,496,000 and $(12,128,000) in 2001 and 2000, respectively. Investing activities in 2001 resulted from the sale of substantially all of the Company's classic character assets, properties and rights owned by the Company to Classic Media. Investing activities in 2000 resulted from the acquisition of PM Entertainment.

    Net cash (used in)/provided by financing activities was $(16,384,000) and $14,336,000 in 2001 and 2000, respectively. Cash used in financing activities in 2001 is due to the repayment of The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans. Cash provided by financing activities in 2000 is due to the funds provided from The Chase Manhattan Bank credit facility.

    In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company's classic character assets, properties and rights owned by the Company. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The assets, properties and rights sold include the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

    In June 2001, the Company repaid all borrowings under (i) a credit facility entered into with The Chase Manhattan Bank credit facility, (ii) production loans received from The Lewis Horwitz Organization and (iii) on subordinated notes payable to stockholders of the Company.

    In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Interest is payable on the loan at the prime rate and the loan matures on December 31, 2001. In January 2001, the Company received notice from Imperial Bank alleging that Events of Default had occurred per the Loan and Security Agreement, in part, because of material adverse changes in the financial condition of the Company, by virtue of a reduction or impairment in the Company's currently available funds to an amount insufficient to pay the cost of operations. The Company has demanded that the notification of an Event of Default be withdrawn based on the sale of assets per the Asset Purchase and Sale Agreement between the Company and Classic Media. The balance outstanding on the loan was $1,640,000 at September 30, 2001. In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export and The Motion Picture Bond Company for $1,625,000 and received the related payment in October 2001. The difference between the proceeds and accounts receivable balance was fully provided for and written off in October 2001. The proceeds from the settlement were used to satisfy the loan facility with Imperial Bank secured by the motion picture "Inferno".

    Management believes that the Company's current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company's remaining film library combined with a potential strategic transaction are sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. To address previous liquidity issues Management sold certain assets, properties and rights owned by the Company to Classic Media. The assets, properties and rights sold include the Company's library of classic characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17 million plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of shareholder vote and satisfaction of other customary closing conditions. Management utilized the funds to repay a significant portion of the Company's debt outstanding, including the borrowings under The Chase Manhattan Bank Facility and subordinated notes payable. Management has engaged Houlihan to explore strategic alternatives that may be available to the Company following the completion of its transaction with Classic Media. Management continues to operate the Company as a scaled-back business focusing on sales of the PM Entertainment library and development of new product.

Inflation and Seasonality

    Inflation has not been material to the Company during the past five years.

SUNLAND ENTERTAINMENT CO., INC.

PART II—OTHER INFORMATION

ITEM 1.—Legal Proceedings

    The Company is not currently involved in any material legal proceedings.

ITEM 2.—Changes in Securities and Use of Proceeds

    Not Applicable.

ITEM 3. Defaults Upon Senior Securities

    Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Not Applicable.

ITEM 5.—Other Information

    None.

ITEM 6.—Exhibits and Reports and Form 8-K

  (a)
  —None

  (b)
  —Reports on Form 8-K

  I.
  On July 9, 2001, the Company filed a Form 8-K with the pro forma financial information and accompanying notes relating to the June 22, 2001 Asset Purchase and Sale Agreement with Classic Media, LLC, pursuant to which the Company sold substantially all of its assets and classic cartoon character business to Classic Media, LLC for approximately $17,000,000 and the assumption of certain liabilities.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.
November 19, 2001	By:	/s/ MONIQUE D. GREEN
	Name:	Monique Green
	Title:	Chief Financial Officer and Corporate Secretary

QuickLinks

  ITEM I—FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1.—Legal Proceedings
  ITEM 2.—Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5.—Other Information
  ITEM 6.—Exhibits and Reports and Form 8-K
SIGNATURES