Form 10KSB
period 2001-12-31
SUNLAND ENTERTAINMENT CO INC
filed 2002-04-12
CIK 904350

Use these links to rapidly review the document
ITEM 7. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23000

SUNLAND ENTERTAINMENT CO., INC.
(Name of Small Business Issuer in its charter)

CALIFORNIA (State or Other Jurisdiction of Organization)	95-4217605 (IRS Employer Incorporation or Identification No.)
11835 W. OLYMPIC BLVD., SUITE 550, LOS ANGELES, CALIFORNIA (Address of Principal Executive Offices)	90064 (Zip Code)

Issuer's Telephone Number, Including Area Code: 310-444-4100

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE
(Title of class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to the Form 10-K SB: ☒

State issuer's revenue for its most recent fiscal year: $11,441,000

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 29, 2002, a date within the past 60 days, is: $354,000

        State the number of shares outstanding of each of issuer's classes of common equity, as of March 29, 2002: 4,549,441 (6,957,604 shares including 2,408,163 shares into which the Series A and B Preferred Stock could be converted).

        Transitional Small Business Disclosure Format: Yes: ☐    No: ☒

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

        Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

  •
  our ability to successfully implement our business strategy,

  •
  changing consumer preferences,

  •
  the impact of competition and changes to the competitive environment on our products and services, and

  •
  other factors detailed from time to time in our filings with the Securities and Exchange Commission.

        These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Introduction

General

        Sunland Entertainment Co., Inc. (formerly The Harvey Entertainment Company), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc., and Inferno Acquisition Corp. (collectively, (the "Company") owns and exploits motion picture product and related intellectual property. Historically, this included a library of widely recognized classic characters (the "Harvey Classic Characters") and a related film library of animated short features (the "Harvey Classic Library"). The Company is the successor to Harvey Comics, Inc. ("Harvey Comics") which was founded in 1939 by the Harvey family.

Recent Developments (1999-2002)

Purchase of Convertible Preferred Stock

        In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company which is owned by a preferred shareholder, who is also a director of the Company (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000. The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

Retention of Financial Advisors

        In June 2001, the Company retained the investment bank of Houlihan Lokey Howard & Zukin ("Houlihan") to explore strategic alternatives that may be available to the Company following the completion of the sale of its Harvey Classic Character assets to Classic Media as described below. Pursuant to the engagement, Houlihan provided financial advisory and investment banking services in connection with the possible merger, consolidation, tender or exchange offer, leveraged buyout, leveraged recapitalization, acquisition or sale of assets or equity interests, or similar transaction involving all or a substantial part of the business, assets or equity of the Company remaining after the completion of the sale to Classic Media. In February 2002, the Company terminated its agreement with Houlihan. The Company's management will continue to take an active role in such activities for the Company.

Classic Media, LLC

        In March 2001, the Company signed an Asset Sale and Purchase Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media, LLC ("Classic Media"). The sale excluded PM Entertainment and related assets. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions. In connection with the sale to Classic Media, the Company changed its name to "Sunland Entertainment Co., Inc."

Credit Facility

        Effective April 3, 2000, the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank ("Chase Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition, (the "Facility"). In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the Facility and the Facility was terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Purchase of Pepin/Merhi Entertainment Group, Inc.

        Effective April 3, 2000, the Company completed the acquisition of Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment") to broaden the scope of the Company's entertainment operations. PM Entertainment is a producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as in all media in international markets.

        The purchase price consisted of $6,500,000 paid in cash at closing, 363,000 common shares of the Company with a fair value of $1,668,000 and $2,050,000 in subordinated notes. The Company also assumed existing bank debt with Imperial Bank in the amount of approximately $5,300,000. Additionally, the Company's subsidiary Inferno Acquisition Corp., purchased from Imperial Bank a loan, secured by the motion picture "Inferno" and guaranteed by PM Entertainment. The Company paid a down payment of $2,000,000 and obtained a loan in the amount of approximately $4,800,000. Financial results from the operations of PM Entertainment are included in the Company's accompanying Consolidated Financial Statements from the date of acquisition. All bank debt acquired in connection with the purchase of PM Entertainment has been completely satisfied at December 31, 2001.

Settlement of Metropolitan Contract

        The Company's subsidiaries Inferno Acquisition Corp. and PM Entertainment had an ongoing dispute with Metropolitan Film Export regarding $2,300,000 due under a licensing contract for the motion picture "Inferno". In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export and The Motion Picture Bond Company, an insuring agent, for $1,625,000 and received the related payment in October 2001. The difference between the proceeds and accounts receivable balance was fully provided for and written off in October 2001. The proceeds from the settlement were used to satisfy the loan facility with Imperial Bank secured by the motion picture "Inferno".

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

Changes In Management

        In December 2000, Eric S. Mischel and Glenn R. Weisberger agreed to amend their employment agreements with the Company. Effective January 1, 2001, Eric S. Mischel resigned all of his positions with the Company and became a part time consultant to the Company. On the same date, Glenn R. Weisberger resigned his positions as Interim Chief Financial Officer and Corporate Secretary. He continued with the Company on a part time non-exclusive basis as Executive Vice President and General Counsel through June 30, 2001. In September 2001, Caroline Stewart resigned all of her positions with the Company and Monique Green was appointed the Secretary of the Company and Chief Financial Officer.

        In May 2000, Michael Burns resigned from the Company's Board of Directors and was replaced by William Dallas. In late October 2000, Meyer Gottlieb stepped down from the Board and the Board appointed William Merrigan as a replacement director. In December 2000, William Dallas stepped down as director and the Board then appointed Paul Guez as a director. In March 2001, William Merrigan then stepped down as director and the board reappointed William Dallas as a director.

        The Company's principal executive offices are located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064; its phone number is (310) 444-4100.

Business

        Historically, the Company's business strategy involved exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and other ancillary markets. The assets, rights and properties pertaining to these activities were sold to Classic Media in June 2001. Through the Company's subsidiary, PM Entertainment, the Company will continue its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets. Due to depressed market conditions, the Company has decided not to finance new film product. The Company will continue to operate as a scaled-back business focusing on sales of the existing PM Entertainment library.

Filmed Entertainment

        Filmed entertainment includes direct-to-video films, television movies and television series. Through its subsidiary PM Entertainment, the Company extended its operations into the lower budget feature film and video arena. The predecessor of PM Entertainment was an independent entertainment company that produced and distributed motion pictures into the domestic television and home video markets and into the international markets for all media. PM Entertainment's most valuable assets are its film library of approximately 140 motion picture titles and 74 episodes of television series. The Company has retained Cinetel Films to act as its sales agent to foreign licensee agreements, Ventura Distribution to handle the distribution of its domestic home video division and other outside sales consultants for the Company's television properties.

Merchandising

        In March 2000, the Company appointed Felix the Cat Productions, Inc.("FTCP"), as its exclusive licensing agent for Latin America. The agreement covered all of the Company's Harvey Classic Characters for a term of seven and one-half years. FTCP is a fully integrated family oriented entertainment company that manages a roster of trademarked characters in all areas of entertainment including new technologies, television animation production and distribution, publishing, licensing and merchandising worldwide.

        In June 2000, the Company appointed Hearst Entertainment as its exclusive licensing agent for the remainder of the world. The agreement covered all of the Company's Harvey Classic Characters for a term of two years.

        In June 2001, all of the Company's Harvey Classic Character assets, properties and rights were sold to Classic Media and the Company's merchandising and licensing division was dissolved.

Intellectual Property Assets

        The Company's principal assets are its intellectual property rights in its proprietary PM Entertainment library consisting of approximately 140 films and 74 television episodes. The Company has applied for and received copyright and trademark protection in the United States and copyright protection in certain foreign countries which are parties to the Berne Convention, on many but not all of its film library. The Company attempts vigorously to protect against infringements on the rights it holds to its proprietary film library.

Competition

        Competition is intense in the filmed entertainment industry in which the Company operates. The Company's licensed products compete with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies. Many of these competitors have significantly longer operating histories, greater financial resources and larger film catalogs than Sunland Entertainment. Additionally, the film entertainment market for independent films has suffered dramatically over the past year, creating a decreased value on film assets. Such economic cycles are common and the Company believes as the global economy rebounds, there will be a resurgence in the independent film market as well.

Employees

        The Company employs approximately 8 persons on its full-time staff. For the Company's filmed entertainment productions, the Company hires independent contractors or production facilities for creative work on an as-needed basis. None of the Company's employees are represented by a union and the Company believes relations with its employees are good.

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

        Operating Losses.    The Company experienced operating losses for the fiscal years ended December 31, 2001 and 2000. Such losses are expected to continue into the 2002 year as a result of the lack of product for release in the entertainment media. There can be no assurance that the Company can achieve its business plan, and operating losses are likely to continue into the future.

        Risks Related To The Filmed Entertainment Industry.    Motion picture production, acquisition and distribution are highly competitive businesses. The Company competes with major studios, other independent motion picture and television companies, large diversified entertainment conglomerates and others. Some of the Company's competitors are entities that are part of larger, diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide superior means of distributing their products and stable sources of earnings to offset fluctuations in the financial performance of their motion picture and television operations. There is a risk that some or all of the Company's motion pictures, if any, will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

        The television, motion picture and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a trademarked or copyrighted television program, video production or motion picture depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs.

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

        The entertainment industry in general, the motion picture industry in particular, continues to undergo significant changes, primarily due to technological developments, shifting consumer tastes and the popularity and availability of other forms of entertainment. As a result, it is impossible to predict the overall effect these factors will have on the operations of the Company.

        Fluctuation In Revenue Recognition From Film Licensing.    The Company's quarterly and yearly operating results may fluctuate in part due to the manner in which the Company is required to record revenue from film licensing agreements. Although film licensing agreements typically grant rights for a period of one to five years, revenues are typically recognized when the license period begins, provided certain conditions are met. Fluctuations in quarterly and yearly operating results may also arise due to the Company's timing in entering into film licensing agreements. Therefore, the Company believes that period-to-period comparisons of its results from operations are not necessarily an accurate indication of future performance.

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

        The Company believes it has protectible rights with respect to all of its proprietary film library subject to licenses granted by the Company. There is, however, no assurance that claims will not be asserted against the Company which, if successful, would have a material adverse effect on the Company's business.

ITEM 2.    PROPERTIES

        The principal offices of the Company consist of approximately 14,000 square feet of general office space located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. The Company entered into a seven-year lease for such office space commencing in December 1999, with a five-year option to renew. The Company also leases approximately 9,000 square feet of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has entirely subleased the Santa Monica space to an unaffiliated person through the end of term.

        The principal offices of PM Entertainment consist of approximately 120,000 square feet of general office, post production and sound stage facilities located in Sunland, California. In connection with the acquisition of PM Entertainment, the Company entered into a two year lease of the premises with an option to purchase the facility and surrounding property, which expired March 31, 2002. PM Entertainment's principal business address is 9545 Wentworth Street, Sunland, California 91040.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is not currently involved in any other material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Prices

        The Company's common stock, no par value (the "Common Stock") currently trades on The OTC Bulletin Board under the symbol ("NASDAQ") SUNE. Prior to being delisted on January 29, 2001, the Common Stock traded on The Nasdaq Stock Market, Inc. Prior to December 5, 1994, the Common Stock traded on the Nasdaq SmallCap Market. The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the common stock, as reported on NASDAQ.

Quarterly Period	High	Low
Fiscal year ended December 31, 2000:
First Quarter	6.00	3.13
Second Quarter	5.00	2.50
Third Quarter	3.50	1.00
Fourth Quarter	1.50	0.06
Fiscal year ended December 31, 2001:
First Quarter	0.45	0.13
Second Quarter	0.22	0.10
Third Quarter	0.20	0.09
Fourth Quarter	0.12	0.07
Fiscal year ended December 31, 2002:
First Quarter (through March 27, 2002)	0.11	0.08

Holders

        As of March 29, 2002, there were approximately 160 holders of record of the Company's Common Stock.

Dividends

        The Company has never paid cash dividends on the Common Stock, and provisions in the Company's revolving credit facilities have in the past prohibit the payment of dividends. The Board of Directors expects that the Company will continue to retain any future earnings for use in its business.

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

        In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company which is owned by a preferred shareholder, who is also a director of the Company, (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000. The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

        The Series A Preferred Stock is presented as temporary equity, on the Company's balance sheet, and is not included in stockholders' equity, since, under certain circumstances beyond the control of the Company's management the holders of Series A Preferred Stock may redeem the shares in consideration for cash. In May 2000, to increase stockholders' equity, the Company allowed holders of Series A Preferred Stock to exchange 84,600 of their shares for an equivalent number of shares of Convertible Preferred Stock ("Series B Preferred Stock"). As described in further detail in the financial statements, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity.

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

          Dividends:    The holders of the convertible preferred stock are entitled to receive dividends equal to $7 per share per annum paid quarterly. At the Company's election, the quarterly dividends may be settled by the issuance of additional Series A Preferred Stock. During 2001, the Company has settled dividend obligations with respect to its Series A Preferred Stock by issuing 5,203 (2000: 9,791) shares of additional Series A Preferred Stock

          Liquidation Preference:    In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the then outstanding Series A Preferred Stock shall receive for each share an amount equal to the sum of $100 per share, respectively, payable in preference and priority to any payments made to the holders of the Company's outstanding common stock.

          Liquidation is deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power.

          Additionally, the Company may redeem Series A Preferred Stock, at its liquidation amount, 5 years following the date the shares were issued.

          Conversion:    Each share of Series A Preferred Stock, at the option of the holder, is convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time. The Original Issue Price of Series A Preferred Stock is $100 per share. The initial Conversion Price of Series A Preferred Stock is $6.75 and is subject to adjustment in accordance with anti-dilution provisions contained in the Company's Articles of Incorporation. At December 31, 2001, the Series A Preferred Stock is convertible into 717,000 shares of the Company's common stock.

        In May 2000, the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock. The Company issued 84,600 shares of Series B Preferred Stock in exchange for an equivalent number of shares of Series A Preferred Stock.

        The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, as described above. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power. At December 31, 2001, the Series B Preferred Stock is convertible into 1,691,000 shares of the Company's common stock. During 2001, the Company has settled dividend obligations with respect to its Series B Preferred Stock by issuing 7,838 (2000: 4,519) shares of additional Series B Preferred Stock.

        In connection with the Chase Manhattan Bank Credit Facility (terminated June 2001), the Company issued 126,000 warrants to Chase Equity Associates, LP to purchase shares of the Company's common stock. The warrants are fully vested, non-forfeitable and are exercisable from their issuance date, at $6.75 per share.

        All warrants described above were issued in reliance on the private placement exemption of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The Company conducts its operations through its wholly-owned subsidiaries, which include Sunland Entertainment, Inc. and PM Entertainment. The Company's revenues are derived from two primary sources: (i) filmed entertainment and (ii) merchandising and licensing. This Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Critical accounting policies and estimates

General

        The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

        The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of a financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

  •
  Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management's judgment as it relates to totals revenues to be received and costs to be incurred throughout the life of each program or license period. These judgments are used to determine the amortization of capitalized programming costs associated with revenues earned and any net realizable value adjustments.

  •
  The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

  •
  The Company assesses potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS 142 in the first quarter of 2002. The impairment charge, if any, will be recognized as a cumulative effect of a change in accounting principle.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Consolidated Statement of Operations

	Year Ended December 31,
	2001	2000
Filmed entertainment revenues	$10,894,000	$17,075,000
Merchandising revenues	547,000	2,192,000
Publishing revenues, net of returns	—	56,000

Total operating revenues	11,441,000	19,323,000
Film costs	8,411,000	12,900,000
Other costs of sales	93,000	255,000
Selling, general & administrative expenses	6,240,000	9,906,000
Depreciation and other amortization	1,749,000	759,000

Loss from operations	(5,052,000)	(4,497,000)
Other income (loss)	3,935,000	(5,553,000)

Loss before income taxes	(1,117,000)	(10,050,000)
Income tax provision	—	(4,000)
Extraordinary gain	293,000	—
Cumulative effect of accounting changes	(628,000)	—

Net loss	(1,452,000)	(10,054,000)
Preferred stock dividends	(1,304,000)	(2,001,000)
Excess of carrying amount on preferred stocks and warrants over fair value transferred to shareholders	6,579,000	—
Excess of fair value of Series B stock (less carrying amount and associated beneficial conversion feature of Series A redeemed)	(469,000)	—

Net income (loss) applicable to common stockholders	$3,354,000	$(12,055,000)

Basic & Diluted net income (loss) per share	$0.74	$(2.70)

Results From Operations

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues

        The Company's net filmed entertainment revenues were $10,894,000 in 2001 and $17,075,000 in 2000, a decrease of $6,181,000. The decrease is due to the sale of the Company's library of Harvey Classic Characters to Classic Media in June 2001 with an effective date of February 1, 2001. Additional decreases in revenue result from management's decision not to finance new product.    The 2001 revenue primarily consists of $4,397,000 of foreign broadcast license revenues, $1,042,000 of domestic home video revenues and $2,579,000 of domestic license fee revenues, and $2,876,000 from other services, such as production facility rentals.

        Net merchandising revenues were $547,000 and $2,192,000 in 2001 and 2000, respectively, a decrease of $1,645,000. The decrease in revenue is due to the sale of the Company's library of Harvey Classic Characters to Classic Media in June 2001. The merchandising revenues consist of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by Hearst Entertainment on behalf of the Company in 2001 and by Hearst Entertainment and the Company's in-house licensing division in 2000. Although licenses related to film product and merchandising are generally granted for a period of one to three years, the minimum guaranteed license revenues are recognized when the license period begins, provided certain conditions have been met. Due to this accounting treatment, revenue fluctuations from the Company's merchandising activities will likely occur on a quarterly and annual basis.

        Net publishing revenues in 2000 were $56,000. Publishing sales were on a fully returnable basis recorded upon shipment, net of a reserve based on estimated returns. Publishing revenues also included sales of advertising space and subscriptions to the Company's magazine. The publication was ceased with the July 1999 issue, resulting from management's decision to focus on the Company's core entertainment business operations.

Film Costs

        Costs of sales (including film amortization) relating to filmed entertainment revenues were $8,411,000 and $12,900,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to a decrease in film activity in addition to the sale of the Company's Harvey Classic Characters to Classic Media in June 2001.

Other Costs of Sales

        Merchandising costs of sales were $93,000 and $255,000 in 2001 and 2000, respectively. The decrease in cost of sales is due to the sale of the Harvey Classic Characters in June 2001 and closure of the Company's in-house merchandising and licensing division in 2000.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $6,240,000 and $9,906,000 for 2001 and 2000, respectively. The decrease in selling, general and administrative expenses of $3,666,000 in 2001 is due to a reduction in staffing and other overhead. The Company has budgeted further for additional overhead reductions in the first quarter for 2002.

Depreciation and Amortization

        Depreciation and amortization expense was $1,749,000 and $759,000 in 2001 and 2000, respectively. The $990,000 increase is due to the amortization of goodwill related to the acquisition of PM Entertainment. During the year, the Company reduced the useful life of the PM Entertainment goodwill from ten years to a three year period commencing from January 1, 2001. The decision to reduce the useful life on goodwill was attributable to a change in the Company's business plan, since the acquisition of PM Entertainment, not to finance new product and to operate as a scaled-back business focusing on sales of the PM Entertainment library.

Other Income/(Loss)

        Loss on the sale of securities was zero and $(3,989,000) in 2001 and 2000, respectively. The loss in 2000 consists of a realized loss on the sale of Kushner-Locke securities.

        Loss on the impairment of securities was $26,000 and $474,000 in 2001 and 2000, respectively. The loss in 2001 consists of an impairment in the value of Tutornet common stock. Tutornet stock was completely written off at June 30, 2001.

        Gain on disposition of assets was $3,913,000 and zero in 2001 and 2000, respectively. The gain in 2001 is due primarily to the sale of assets, properties and rights of the Company's library of Harvey Classic Characters and related contractual rights and agreements for $17 million to Classic Media. This gain was partially offset by losses on the disposition of filmed assets during one year.

        Gains on settlement were $1,650,000 and zero in 2001 and 2000, respectively. The gains were due to a $250,000 settlement on a license agreement, $1,000,000 pursuant to a settlement agreement with former stockholders of PM Entertainment, and $400,000 paydown of loan pursuant to a settlement agreement with The Motion Picture Bond Company.

        Amortization of deferred financing charges was $1,308,000 and zero in 2001 and 2000 respectively. Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000. The charges were being amortized over the five-year term of the facility. In June 2001 the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

        Interest expense, net was $839,000 and $1,579,000 in 2001 and 2000, respectively. Interest expense decreased due to a decrease in notes payable. The net expense in 2001 consists of $642,000 of interest on The Chase Manhattan Bank credit facility, $38,000 in equipment financing charges, $186,000 of interest on other production loans and was partially offset by $27,000 of interest income. The expense in 2000 consists of $1,218,000 from annual loan fees and borrowings under the Company's line of credit, $334,000 of interest on other production loans and $133,000 of interest on loans from shareholders, partially offset by interest income of $106,000. See "Liquidity and Capital Resources".

        Other income was $545,000 and $489,000 in 2001 and 2000, respectively. The income was derived mostly from sublease arrangements on leased office space that is no longer occupied. The company received $443,000 of rent income in 2001 (2000: $491,000).

Extraordinary Gain

        Extraordinary gain was $293,000 and zero in 2001 and 2000, respectively. The gain is due to a $293,000 settlement on subordinated notes payable to stockholders of the Company.

Cumulative Effect of Accounting Change

        Effective January 1, 2001, the Company changed its method of accounting for film costs, which resulted in a one-time non-cash charge of $628,000.

Income Taxes

        Income tax provision was zero and $(4,000) in 2001 and 2000, respectively.

Liquidity and Capital Resources

        Net cash provided/(used in) operating activities was $2,855,000 and $(5,680,000) in 2001 and 2000, respectively. The increase in cash provided by operating activities was primarily due to an increase in collection of accounts receivable in addition to a decrease in cash used in selling, general and administrative expenses and interest.

        Net cash provided/(used in) investing activities was $16,075,000 and $(4,814,000) in 2001 and 2000, respectively. Investing activities in 2001 resulted from the sale of substantially all of the Company's Harvey Classic Character assets, properties and rights owned by the Company to Classic Media. Investing activities in 2000 resulted from the acquisition of PM Entertainment.

        Net cash provided by/(used in) financing activities was $(18,475,000) and $6,257,000 in 2001 and 2000, respectively. Cash used in financing activities in 2001 is due to the repayment of The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans. Cash provided by financing activities in 2000 is due to the funds provided from The Chase Manhattan Bank credit facility.

In June 2001, the Company repaid all borrowings under (i) a credit facility entered into with The Chase Manhattan Bank credit facility, (ii) production loans received from The Lewis Horwitz Organization and (iii) on subordinated notes payable to stockholders of the Company.

        In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company's Harvey Classic Character assets, properties and rights. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The assets, properties and rights sold include the Company's library of Harvey Classic Characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

        Pursuant to the terms of the Loan and Security Agreements, with the Lewis Horwitz Organization, the Company received loans from The Lewis Horwitz Organization, which loans were secured by the accounts receivable of certain motion pictures. The loans were fully repaid in February 2001.

        In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment. The purchase price consisted of $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000, a $2,050,000 subordinated note and assumption of Imperial Bank debt of approximately $5,300,000. In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, secured by the motion picture "Inferno", by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Loans from Imperial Bank were completely repaid by December 31, 2001.

        At April 3, 2000 the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the Facility and the Facility was terminated.

        Management believes that the Company's current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company's remaining film library are sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. To address previous liquidity issues Management sold certain assets, properties and rights owned by the Company to Classic Media. The assets, properties and rights sold include the Company's library of Harvey Classic Characters and certain contractual rights and agreements which relate to those assets. The purchase price of $17 million plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of shareholder vote and satisfaction of other customary closing conditions. Management utilized the funds to repay a significant portion of the Company's debt outstanding, including the borrowings under The Chase Manhattan Bank Facility and subordinated notes payable. Management continues to operate the Company as a scaled-back business focusing on sales of the PM Entertainment library. Management engaged Houlihan to explore strategic alternatives that may be available to the Company following the completion of its transaction with Classic Media. In February 2002, the Company terminated its agreement with Houlihan. The Company's management will continue to take an active role in such strategic activities for the Company.

Inflation and Seasonality

        Inflation has not been material to the Company during the past five years.

ITEM 7. FINANCIAL STATEMENTS

        Pages F-1 through F-22 follow.

        The following tables set forth supplementary data for each of the years in the two-years ended December 31, 2001.

	2001
	March 31	June 30	Sept 30	Dec 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,545,000	$2,951,000	$1,377,000	$568,000
Gross Profit	909,000	1,314,000	470,000	244,000
Income (Loss) before extraordinary gain and cumulative effect of change in accounting principle	(2,283,000)	3,502,000	(779,000)	(1,557,000)
Net Income (Loss)	(2,911,000)	3,795,000	(779,000)	(1,557,000)
Net Income (Loss) attributable to Common Stock	(3,285,000)	2,950,000	5,525,000	(1,836,000)
Income (Loss) per share:
Basic and Diluted	$(0.72)	$0.65	$1.21	$(0.40)

	2000
	March 31	June 30	Sept 30	Dec 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$882,000	$5,115,000	$6,004,000	$7,322,000
Gross Profit	676,000	1,509,000	1,953,000	2,030,000
Net Income (Loss)	(536,000)	(6,031,000) (1)	(1,025,000)	(2,462,000)	(2)(3)
Net Income (Loss) Attributable to Common Stock	(885,000)	(6,956,000)	(1,386,000)	(2,828,000)
Loss per share:
Basic and Diluted	$(0.21)	$(1.53)	$(0.30)	$(0.63)

        Footnote 1—Includes loss of $3,898,000 recorded upon the sale of marketable securities.

        Footnote 2—Includes additional amortization of $1,000,000 in 2000 to adjust the carrying book value of certain film properties to their net realizable value.

        Footnote 3—Includes adjustment to realize impairment loss of $474,000 on the investment in the common stock of Tutornet.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

        Set forth below is certain information with respect to the directors and executive officers of the Company as of the date of the filing of this report:

Name	Age	Position
Roger A. Burlage	59	Chairman of the Board and Chief Executive Officer
Monique Green	32	Chief Financial Officer and Corporate Secretary
William Dallas	47	Director
Michael S. Doherty	48	Director
Gary M. Gray	57	Director
Paul Guez	58	Director

        Each of the directors and executive officers serves in similar positions for both the Company and its wholly owned subsidiaries. Directors are currently elected for terms of one year each.

        The Company's Bylaws allow the Board to fix the number of directors between five and nine. The number of directors is currently fixed at five.

        Roger A. Burlage has served as Chairman and Chief Executive Officer of The Sunland Entertainment Co., Inc. since April 1999. Until he joined the Company, Mr. Burlage was President of Burlage/Edell Productions Inc., a film and television production company which he formed in February 1998 with his partner Elaine Hastings-Edell, and Chief Executive Officer of Heartland Entertainment, Inc., an independent film production entity. From March 1996 until July 1997, he served as Chairman and Chief Executive Officer of LIVE Entertainment Inc. ("LIVE"), a diversified independent entertainment company, after serving as President and Chief Executive Officer since joining LIVE in January 1994. Mr. Burlage became a Director of LIVE in December 1994, and after LIVE's sale to a private investor group in July 1997 remained with LIVE until February 1998 on a significantly full time basis as a transitional Chairman. From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc. ("Trimark"), an independent entertainment entity, and most recently was a member of Trimark's Board of Directors from April 1998 until April 1999. Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including executive positions with New World Pictures, Ltd. and with AVCO Corporation and AVCO Embassy Pictures.

        Monique Green joined Sunland in December 1999 and was elected Chief Financial Officer and Corporate Secretary in September 2001. Prior to joining Sunland, Ms. Green worked as a financial consultant to entertainment companies, mainly in the areas of financial reporting, tax compliance and business management. From 1991 to 1997, Ms. Green worked with various public accounting firms, including a five-year tenure in public accounting at Arthur Andersen and PricewaterhouseCoopers in Los Angeles.

        William Dallas was appointed as a director at Sunland in March of 2000. Mr. Dallas has also served as a director from May of 2000 through December of 2000. Mr. Dallas is the founder of First Franklin and has served as its Chairman since 1981. First Franklin is a leading nonprime wholesale lender in the mortgage banking industry. The firm provides mortgage lenders with a wide variety of products and services, focusing on its proprietary risk-based Direct Access loan programs. First Franklin is a subsidiary of National City Bank (NYSE:NCC). Headquartered in San Jose, First Franklin employs close to 900 professionals in over 30 locations nationwide. National City Corporation is one of the nation's largest commercial banks. Mr. Dallas has also co-founded two other banking institutions: In 1995, Mr. Dallas helped found Heritage Bank of Commerce (NASDAQ HTBC), a community business bank serving Silicon Valley; and in 1998, Mr. Dallas helped found California Oaks State Bank in Thousand Oaks. Mr. Dallas is a Certified Mortgage Banker, and is a Board advisor to Factual Data Corporation, a Colorado based credit services provider since. Mr. Dallas also presently serves as director for the following companies: Affinity Corporation a private technology company dedicated to mortgage fraud detection, LoanCity.com a provider of mortgage infrastructure technology and products based in San Jose, Diversified Capital, a mortgage brokerage in Northern California, and Finet.com a publicly traded mortgage company. Mr. Dallas accepted the nomination of California Lutheran University to be secretary of the Board of Regents and he teaches Venture Development, a class he created at CLU.

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

        Paul Guez has been a director of Sunland since 1999. As an investor in many business activities, Mr. Guez is also chairman of the board of DVT 3000, a DVD company, and has been the president of Stone Canyon International, a movie production firm, since 1998. For the past eleven years, Mr. Guez has been overseeing Azteca Production, a clothing manufacturing company that he founded with his brother, Hubert Guez in 1990. Prior to Azteca, Mr. Guez headed the JAG clothing label, which he purchased in 1984, as well as the Sasson Jeans label which he launched in 1976.

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

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER REMUNERATION

        The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer, and its three other most highly compensated officers for services rendered during such period to the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Common Stock Underlying Options	All Other Compensation
Roger A. Burlage(1) Chairman and Chief Executive Officer	2001 2000 1999	$ $ $	543,734 519,412 342,949	N/A N/A N/A	N/A N/A N/A	$ $ $	7,500 7,500 2,500	(2) (2) (2)
Caroline Stewart(5)(8) (Former) Chief Financial Officer and Corporate Secretary	2001		$86,921	N/A	N/A		N/A
Monique Green(8) Chief Financial Officer and Corporate Secretary	2001		$81,852	N/A	N/A		N/A
Eric S. Mischel(1) (Former) President and Chief Operating Officer	2000 1999	$ $	252,216 171,474	N/A N/A	N/A 260,000	$ $	3,000 59,000	(3) (3)
Ronald B. Cushey(5) (Former) Executive Vice President and Chief Financial Officer	2000 1999	$ $	75,331 102,885	$12,500 N/A	N/A 120,000	$	N/A 10,000	(4)
Glenn R. Weisberger(5)(7) Executive Vice President, (Former) General Counsel and Interim Chief Financial Officer	2000 1999	$ $	149,340 35,785	$12,500 N/A	60,000 55,000		N/A N/A
Charles Day (Former) Senior Vice President of Consumer Products	2000 1999	$ $	46,250 181,250	N/A N/A	N/A N/A	$ $	3,156 15,922	(6) (6)

(1)
On April 26, 1999, Anthony J. Scotti resigned as Interim Chief Executive Officer and Interim President and Roger A. Burlage was appointed Chief Executive Officer and shortly thereafter Eric

  S. Mischel was appointed President and Chief Operating Officer. On December 15, 2000, Mr. Mischel's employment agreement was terminated and replaced with a consulting agreement, which became effective January 1, 2001.

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

(5)
On April 26, 1999, Michael S. Hope resigned as Interim Chief Financial Officer and Interim Secretary. Shortly thereafter, Ronald B. Cushey was appointed Executive Vice President, Chief Financial Officer and Secretary. On May 24, 2000 Mr. Cushey resigned and Glenn R. Weisberger was appointed Interim Chief Financial Officer. On January 3, 2001, Mr. Weisberger resigned as Interim Chief Financial Officer and Caroline J. Stewart was appointed Chief Financial Officer.

(6)
Represents net proceeds from the exercise of stock options and benefits under automobile, living and moving allowance plans.

(7)
Effective September 22, 1999, the Company entered into an employment agreement with Mr. Weisberger, which was amended on December 15, 2000 and effective January 1, 2001.

(8)
Effective September 7, 2001, Ms. Stewart resigned as Chief Financial Officer and Corporate Secretary. Shortly thereafter, Monique Green was appointed Chief Financial Officer and Corporate Secretary.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table and related footnotes set forth the number of securities underlying options granted in the last fiscal year (2001) and held by each person who served as the Company's Chief Executive Officer and its three other most highly compensated officers and the value thereof.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Roger A. Burlage	0	N/A	N/A	N/A
Caroline Stewart	0	N/A	N/A	N/A
Monique Green	0	N/A	N/A	N/A

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/01	Value of Unexercised In-the-Money Options at 12/31/01
Roger A. Burlage	0	N/A	589,309	0/0
Eric S. Mischel	0	N/A	260,000	0/0
Ronald B. Cushey	0	N/A	60,000	0/0
Glenn R. Weisberger	0	N/A	75,000	0/0

        The Common Stock closed on The Nasdaq National Market on December 31, 2001 at $0.09 per share.

DIRECTOR COMPENSATION

        Directors of the Company who are neither employees of the Company nor of the Company's affiliates receive $20,000 in cash each year for serving on the Board.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 31, 2002, certain information regarding the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) each of the Company's current directors and nominees, (iii) each person who served as an executive officer of the Company during fiscal year 2001, (iv) each person who is an executive officer of the Company as of March 31, 2002, and (v) the Company's current directors and executive officers as a group:

Name and Address of Beneficial Owners	Title of Class(1)	Number of Shares and Nature of Beneficial Ownership	Percent of Class(2)
AKA USA Holdings Limited(3) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	1,075,000 — —	23.63 — —%
Ahmad Bin Khalid Al-Saud(3) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	1,075,000 — —	23.63 — —%
Universal Studios, Inc.(4) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	374,500 — —	8.23 — —%
Aim Holdings, LLC(5) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	124,497 6,021 —	0.90 12.45 —	% %
Sheldon Brody(6) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	100,843 4,877 —	0.73 10.08 —	% %
Gerard Guez(7) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	248,775 1,430 10,598	1.78 2.96 9.28	% % %
Park Financial Corporation(8) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	248,995 12,043 —	1.78 24.89 —	% %
L D B Corporation(9) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	248,991 1,204 10,838	1.78 2.49 9.49	% % %

Checchi Family Trust(10) Beneficial Owner	Common Stock Series A Preferred Stock Series B Preferred Stock	249,008 — 12,043	1.78 — 10.55	% %
Roger A. Burlage(11) Chairman and C.E.O.	Common Stock Series A Preferred Stock Series B Preferred Stock	619,309 602 5,419	10.54 1.24 4.75	% % %
Monique Green(12) Chief Financial Officer and Corporate Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	— — —	— — —
Michael S. Doherty(13) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	80,000 — —	1.73 — —%
Paul Guez(14) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	1,027,442 7,121 52,470	4.30 14.72 45.97	% % %
Gary M. Gray(15) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	127,500 — —	2.73 — —%
William Dallas(16) Director	Common Stock Series A Preferred Stock Series B Preferred Stock	248,995 1,204 10,838	1.78 2.49 9.49	% % %
Glenn R. Weisberger(17) (Former) Executive Vice President, (Former) General Counsel and (Former) Interim Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	115,000 — —	2.47 — —%
Caroline J. Stewart(18) (Former) Chief Financial Officer and (Former) Corporate Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	— — —	— — —
Eric S. Mischel(19) (Former) President and (Former) Chief Operating Officer	Common Stock Series A Preferred Stock Series B Preferred Stock	226,175 90 813	4.49 0.19 0.71	% % %
Ronald B. Cushey(20) (Former) Executive Vice President (Former) Chief Financial Officer and (Former) Secretary	Common Stock Series A Preferred Stock Series B Preferred Stock	79,919 963 —	1.44 1.99 —	% %
All Officers and Directors a group(21) (6 persons)	Common Stock Series A Preferred Stock Series B Preferred Stock	2,496,687 8,927 68,727	23.84 18.45 60.21	% % %

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

(2)
The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, (B) the number of shares of Common Stock issuable upon conversion of the beneficial owner's Series A Preferred Stock and Series B Preferred Stock, and (C) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (X) the total number of shares of Common Stock outstanding (4,549,441), (Y) the number of shares of Common Stock issuable upon conversion of the beneficial owner's Series A Preferred Stock and Series B Preferred Stock, and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator. The percent of Series A Preferred Stock owned is calculated using the number of shares of Series A Preferred Stock beneficially owned as the numerator and the total number of shares of Series A Preferred Stock outstanding on March 31, 2002 (48,375) as the denominator. The percent of Series B Preferred Stock owned is calculated using the number of shares of Series B Preferred Stock beneficially owned as the numerator and the total number of shares of Series B Preferred Stock outstanding on March 31, 2002 (114,149) as the denominator.

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

(4)
The address of Universal Studios, Inc. is 100 Universal City Plaza, Universal City, California 91608.

(5)
The address of Aim Holdings, LLC is 315 North Swall Drive, Unit 302, Beverly Hills, California 90211. Percent of class of Common Stock includes 89,203 shares of Series A Preferred Stock (as-converted); and exercisable options/warrants to purchase 35,294 shares of Common Stock within 60 days.

(6)
The address of Sheldon Brody is 86 Fox Hedge Road, Saddle River, New Jersey 07458. Percent of class of Common Stock includes 72,255 shares of Series A Preferred Stock (as-converted); and exercisable options/warrants to purchase 28,588 shares of Common Stock within 60 days.

(7)
The address of Gerard Guez is 3151 East Washington Boulevard, Los Angeles, California 90023. Percent of class of Common Stock includes 21,178 shares of Series A Preferred Stock (as-converted); 157,009 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 70,588 shares of Common Stock within 60 days.

(8)
The address of Park Financial Corporation is 1800 Moler Road, Columbus, Ohio 43207. Percent of class of Common Stock includes 178,407 shares of Series A Preferred Stock (as-converted); and exercisable options/warrants to purchase 70,588 shares of Common Stock within 60 days.

(9)
The address of LDB Corporation is 444 Sidney Baker South, Kerrville, Texas 78028. Percent of class of Common Stock includes 17,837 shares of Series A Preferred Stock (as-converted); 160,566 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 70,588 shares of Common Stock within 60 days.

(10)
The address of the Checchi Family Trust is 920 Manhattan Beach Blvd., #1, Manhattan Beach, California 90266. Percent of class of Common Stock includes 178,420 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 70,588 shares of Common Stock within 60 days.

(11)
The address of Roger Burlage is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 8,920 shares of Series A Preferred Stock (as-converted); 80,283 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 530,106 shares of Common Stock within 60 days.

(12)
The address of Monique Green is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Ms. Green was appointed Chief Financial Officer and Corporate Secretary in September 2001. Ms. Green does not currently own any Sunland securities or warrants/options to purchase Sunland securities.

(13)
The address of Michael Doherty is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes exercisable options/warrants to purchase 80,000 shares of Common Stock within 60 days.

(14)
The address of Paul Guez is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 105,498 shares of Series A Preferred Stock (as-converted); 777,328 shares of Series B Preferred Stock (as-converted) and exercisable options/warrants to purchase 144,617 shares of Common Stock within 60 days.

(15)
The address of Gary Gray is c/o Milestone Capital Inc., 1800 West Loop South, Suite 1075, Houston, Texas 77027. Percent of class of Common Stock includes exercisable options/warrants to purchase 127,500 shares of Common Stock within 60 days.

(16)
The address of William Dallas is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 17,841 shares of Series A Preferred Stock (as-converted); 160,566 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 70,588 shares of Common Stock within 60 days.

(17)
The address of Glenn Weisberger is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes exercisable options/warrants to purchase 115,000 shares of Common Stock within 60 days. Mr. Weisberger resigned from his position as Executive Vice President and General Counsel on June 30, 2001.

(18)
The address of Ms. Stewart is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Ms. Stewart does not currently own any Sunland securities or warrants/options to purchase Sunland securities. Ms. Stewart resigned from her position as Chief Financial Officer and Corporate Secretary on September 7, 2001.

(19)
The address of Mr. Mischel is c/o The Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 1,338 shares of Series A Preferred Stock (as-converted); 12,042 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 212,794 shares of Common Stock within 60 days. Mr. Mischel resigned from his position as President and Chief Operating Officer on January 1, 2001.

(20)
The address of Mr. Cushey is 7520 West 82nd Street, Playa Del Rey, California 90293. Percent of class of Common Stock includes 14,273 shares of Series A Preferred Stock (as-converted) and exercisable options/warrants to purchase 65,646 shares of Common Stock within 60 days. Mr. Cushey resigned from his position as Executive Vice President, Chief Financial Officer, and Corporate Secretary on May 24, 2000.

(21)
Includes the beneficial ownership of Messrs. Burlage, Guez, Gray, Doherty, Dallas, and Ms. Green. Total Voting Power calculation includes the total number of options/warrants of such persons exercisable within 60 days 1,346,251 held by such persons to purchase shares of Common Stock. Assuming that none of such persons exercises within 60 days any of such his or her respective options or warrants, the Total Voting Power of the group is approximately 25%.

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

        The Company entered into an employment agreement with Eric S. Mischel, dated April 26, 1999 which provided that he would serve as the Company's President and Chief Operating Officer for a term of four years. Mr. Mischel has since resigned pursuant to the settlement agreement described below. The April 1999 employment agreement states that Mr. Mischel was entitled to an annual salary of $250,000 with minimum annual increases of 7 1/2%, as well as an annual discretionary bonus as determined by the Board. As part of the agreement, Mr. Mischel was granted warrants to purchase 210,000 shares of the Company's Common Stock at exercise prices ranging from $9.00 to $12.00 per share, with one-half of such warrants vesting on signing of the agreement, 25% vesting on the first anniversary of the agreement and 12.5% vesting on each of the second and third anniversaries of the agreement. The Company agreed to obtain certain film projects previously held by Mr. Mischel in The Mischel Company, of which he was president prior to joining the Company. The Company paid Mr. Mischel was paid an amount of $65,000 for the transfer of all title, rights and interest in these projects. He was entitled to receive a profit participation of 60% on certain of the film projects transferred to the Company. Mr. Mischel was also entitled to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.

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

        The Company amended Mr. Weisberger's agreement on January 1, 2001. The amended agreement provided that he will serve as the Company's Senior Executive Vice President and General Counsel, on a part-time basis, until the earlier of June 30, 2001, or such time that Mr. Weisberger accepts full-time employment with a new employer. Mr. Weisberger is entitled to a monthly salary of $15,000. As part of the agreement, Mr. Weisberger's options and warrants are to vest and become exercisable as of January 1, 2001 and up until one year after the date Mr. Weisberger ceases to provide services to the Company. Options may be exercised at a price of $0.80 a share. Mr. Weisberger is not entitled to any benefit coverage other than health benefit coverage, which will be provided until the earlier of October 31, 2002, or such time that Mr. Weisberger is eligible for health benefits from a new employer. In addition, the Company and Mr. Weisberger released each other from any and all, known or unknown, claims, liabilities, losses, agreements, rights, causes of action and expenses of any nature arising during the period of Mr. Weisberger's employment, relating to the employment, or concerning the termination of Mr. Weisberger's employment.

        The Company entered into a consulting agreement with William Merrigan on May 28, 2000, which was to commence on June 1, 2000 and continue for two to three months at Mr. Merrigan's option. Pursuant to the agreement, Mr. Merrigan is to perform exclusive consulting services in regards to the Company's banking and financing needs in exchange for a compensation of $10,000 per month payable in advance of each month. In addition, the agreement provides that in the event of a sale of the Company, a change of control at the Company, or an equity infusion into Company is closed within 12 months of the commencement date of the agreement, Mr. Merrigan is entitled to receive a Success Bonus in the amount of $45,000. The bonus was paid in $5,000 monthly installments commencing in March 2001 and was paid in full upon the close of a sales transaction in June 2001.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

Exhibit Number	Description

2.1	Stock Purchase Agreement dated as of April 3, 2000, by and among The Harvey Entertainment Company, Richard J. Pepin, Joseph T. Merhi, and George Shamieh (incorporated by reference to Exhibit 2 of the Company's Form 8-K dated April 14, 2000)
2.2
Asset Purchase and Sale Agreement dated March 7, 2001, by and between The Harvey Entertainment Company, Harvey Comics, Inc. and BHP Productions, Inc., on the one hand, and Classic Media, LLC, on the other hand and Exhibits A, B, and C thereto (incorporated by reference to Exhibit 2 of the Company's Form 8-K dated March 7, 2001)
2.3
Amendment to Asset Purchase and Sale Agreement dated as of May 4, 2001 by and among the Harvey Entertainment Company, Harvey Comics, Inc., BHP Productions, Inc. and Harvey Entertainment, Inc. as consented to by Classic Media, LLC (incorporated by reference to Exhibit 2 of the Company's Form 8-K dated May 9, 2001.
3.1(i)	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company's Registration Statement No. 33-63363-LA)
3.2(i)	First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement No. 33-63363-LA)

3.3(i)	Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated April 26, 1999)
3.4(i)	Certificate of Determination for Series B Convertible Preferred Stock of The Harvey Entertainment Company (incorporated by reference to Exhibit 3(i) of the Company's Form 8-K dated June 2, 2000)
3.5(ii)	Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company's Registration Statement No. 33-63363-LA)
3.6(ii)	First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company's Registration Statement No. 33-63363-LA)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company's Registration Statement No. 33-63363-LA)
10.1	Registration Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.11 of Company's Registration Statement No. 33-63363-LA)
10.2	Shareholders Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.12 of Company's Registration Statement No. 33-63363-LA)
10.3	1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company's Registration Statement No. 33-63363-LA)
10.4	Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company's Registration Statement No. 33-63363-LA)
10.5	Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration Statement No. 33-63363-LA)
10.6	Office Lease between Company and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)
10.7	1994 Stock Option Plan (incorporated by reference to the Company's 1994 definitive Proxy Statement)
10.8
Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.9
Stock Option Agreement dated as of July 13, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
10.10
Stock Option Agreement dated as of July 13, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.11	Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.12	Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.13	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company's 1997 definitive Proxy Statement)
10.14
Stock Option Agreement dated April 17, 1997 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31, 1997)
10.15
Stock Option Agreement dated April 17, 1997 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company's Annual report on Form 10-KSB for the year ended December 31, 1997)
10.16
Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.17
Stock Option Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.18
Amendment dated December 19, 1997 to Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.19
Stock Option Agreement dated December 19, 1997 between the Company and Charles Day (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.20	Stock Option Agreement dated February 27, 1998 between the Company and Don Gold (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.21
Warrant Agreement dated March 23, 1998 between the Company and Anthony J. Scotti, Michael S. Hope and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.22
Stock Option Agreement Director dated April 13, 1998 between the Company and Gary M. Gray (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.23
Stock Option Agreement Services dated April 13, 1998 between the Company and Anthony J. Scotti (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.24
Stock Option Agreement Services dated April 13, 1998 between the Company and Michael S. Hope (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.25
Stock Option Agreement Services dated April 13, 1998 between the Company and Leonard Breijo (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.26
Stock Purchase Agreement dated as of April 7, 1999 by and among the Company, Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 26, 1999)
10.27
Warrant Agreement dated as of April 26, 1999 among the Company, Roger A. Burlage, Michael R. Burns, The Kushner-Locke Company, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated April 26, 1999)
10.28
Registration Rights Agreement dated as of April 26, 1999 by and among the Company, The Kushner-Locke Company, Roger A. Burlage, Michael R. Burns, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated April 26, 1999)
10.29
Registration Rights Agreement dated as of April 26, 1999 by and between The Kushner-Locke Company and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated April 26, 1999)
10.30	Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated April 26, 1999)
10.31
Employment Agreement dated as of April 26, 1999 between the Company and Ronald B. Cushey (incorporated by reference to Exhibit 10.61 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.32
Employment Agreement dated as of April 26, 1999 between the Company and Eric S. Mischel (incorporated by reference to Exhibit 10.62 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.33
Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.34
Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)
10.35
Employment Agreement dated as of October 4, 1999 between the Company and Glenn Weisberger (incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)
10.36
Acquisition letter if intent dated September 24, 1999 between the Company and PM entertainment Group, Inc. (incorporated by reference to Exhibit 10.66 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)
10.37
Settlement and Mutual Release Agreement dated as of March 13, 2000 among the Company and Dorothy Oriolo, Donald Oriolo, Joan Gersh and Joseph Donald Oriolo (incorporated by reference to Exhibit 10.73 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.38
Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)
10.39
Employment Agreement dated as of April 1, 2000, by and among The Harvey Entertainment Company, Pepin/Merhi Entertainment Group, Inc., and George Shamieh (incorporated by reference to Exhibit 10.77 of the Company's Form 8-K dated April 14, 2000)
10.40
Lease Agreement dated as of April 1, 2000, by and between Pepin/Merhi Entertainment Group, Inc. and Pepin Merhi Shamieh, LLC (incorporated by reference to Exhibit 10.78 of the Company's Form 8-K dated April 14, 2000)
10.41
Sale and Assignment Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank, and Natexis Banque (incorporated by reference to Exhibit 10.79 of the Company's Form 8-K dated April 14, 2000)
10.42
Loan and Security Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.80 of the Company's Form 8-K dated April 14, 2000)
10.43
Continuing Guaranty dated as of April 3, 2000, by The Harvey Entertainment Company in favor of Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.81 of the Company's Form 8-K dated April 14, 2000)
10.44
Credit, Security, Guaranty and Pledge Agreement dated as of April 3, 2000 among the Company, the other Borrowers referred to therein, the Guarantors referred to therein, the Lenders referred to therein and The Chase Manhattan Bank as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.)
10.45
Letter of Intent dated August 24, 2000, by and between The Harvey Entertainment Company and Classic Media LLC (incorporated by reference to Exhibit 10.83 of the Company's Form 8-K dated August 24, 2000)
10.46
Amendment to Letter of Intent dated September 28, 2000, by and between The Harvey Entertainment Company and Classic Media LLC (incorporated by reference to Exhibit 10.84 of the Company's Form 8-K dated September 28, 2000)
10.47
Settlement agreement dated May 24, 2000, by and among The Harvey Entertainment Company and Ronald B. Cushey (incorporated by reference to Exhibit 10.85 of the Company's Form 10-KSB dated April 16, 2001)
10.48
Amendment to employment agreement dated January 1, 2001, by and among The Harvey Entertainment Company and Glenn R. Weisberger (incorporated by reference to Exhibit 10.86 of the Company's Form 10-KSB dated April 16, 2001)
10.49
Settlement agreement dated December 15, 2000, by and among The Harvey Entertainment Company and Eric S. Mischel (incorporated by reference to Exhibit 10.87 of the Company's Form 10-KSB dated April 16, 2001)
10.50
Agency Agreement dated February 1, 2001, by and among The Harvey Entertainment Company and Cinetel Films, Inc. (incorporated by reference to Exhibit 10.88 of the Company's Form 10-KSB dated April 16, 2001)

10.51
Agency Agreement dated May 2, 2000, by and among The Harvey Entertainment Company and Hearst Entertainment (incorporated by reference to Exhibit 10.89 of the Company's Form 10-KSB dated April 16, 2001)
10.52	Securities Purchase Agreement dated July 2, 2001 by and among Sunland Entertainment, Inc. and SHO Investments, LLC *
16	Letter of Deloitte & Touche LLP re: change in certifying accountant (incorporated by reference to Exhibit 16 of the Company's Form 8-K dated June 25, 1999)
21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)
99.1
Pro Forma Balance Sheet and Pro Forma Statement of Operations of The Harvey Entertainment Company as of and for the three month period ended March 31, 2000 (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated June 2, 2000)
99.2
Press release dated August 24, 2000 regarding a Letter of Intent for an Investment by Classic Media LLC in The Harvey Entertainment Company (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated August 24, 2000)
99.3
Press Release dated September 29, 2000, regarding Classic Media LLC's completion of due diligence regarding The Harvey Entertainment Company (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated September 28, 2000)
99.4
Press Release dated November 1, 2000, regarding termination of the proposed investment by Classic Media LLC in The Harvey Entertainment Company (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated November 1, 2000)
99.5	Press release regarding Asset Purchase and Sale Agreement with Classic Media, LLC (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated March 7, 2001)
99.6	Press Release dated May 9, 2001, regarding the Amendment to Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated May 9, 2001)
99.7	Press Release dated June 14, 2001, regarding shareholder approval for the transaction and a corporate name change (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated July 9, 2001)
99.8	Press Release dated June 26, 2001, regarding the closing of the transaction (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated July 9, 2001)
99.9
Pro Forma Balance Sheet and Pro Forma Statement of Operations of the Harvey Entertainment Company as of and for the three-month period ended March 31, 2001 (incorporated by reference to Exhibit 99 of the Company's Form 8-K dated July 9, 2001)

*
Filed herewith

Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARVEY ENTERTAINMENT COMPANY
Date: April 12, 2002	By:	/s/ ROGER A. BURLAGE Name: Roger A. Burlage Title: Chairman and Chief Executive Officer
Date: April 12, 2002	By:	/s/ MONIQUE GREEN Name: Monique Green Title: Chief Financial Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM DALLAS William Dallas	Director	April 12, 2002
/s/ MICHAEL S. DOHERTY Michael S. Doherty	Director	April 12, 2002
/s/ GARY M. GRAY Gary M. Gray	Director	April 12, 2002
/s/ PAUL GUEZ Paul Guez	Director	April 12, 2002

ITEM 7.    FINANCIAL STATEMENTS

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Sunland Entertainment Co., Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Sunland Entertainment Co., Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, management is currently exploring strategic alternatives available to the Company which would involve the possible merger, consolidation, acquisition, sale or other transaction involving all or a substantial part of the business, assets or equity of the Company.

        Also discussed in Note 1 to the consolidated financial statements, the Company changed its method of film accounting on January 1, 2001.

PricewaterhouseCoopers LLP
Century City, California
March 29, 2002

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2001	2000
ASSETS
Cash and cash equivalents	2,043,000	$1,588,000
Marketable securities	5,000	26,000
Accounts receivable, net of allowance for doubtful accounts of $907,000 and $521,000 in 2001 and 2000, respectively and net of a returns reserve of $111,000 and $193,000 in 2001 and 2000, respectively	4,544,000	16,919,000
Prepaid expenses and other assets	696,000	2,388,000
Income tax receivable	590,000	540,000
Film inventory, net of accumulated amortization of $12,477,000 and 19,005,000 in 2001 and 2000, respectively	4,660,000	18,182,000
Fixed assets, net of accumulated depreciation of $994,000 and $1,045,000 in 2001 and 2000, respectively	289,000	848,000
Goodwill, net of accumulated amortization of $1,676,000 and $1,734,000 in 2001 and 2000, respectively	2,861,000	5,289,000
Trademarks, copyrights and other intangibles net of accumulated amortization of $457,000 in 2000	—	1,429,000

TOTAL ASSETS	$15,688,000	$47,209,000

See accompanying notes to consolidated financial statements.

(Continued)

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$856,000	$3,962,000
Participations and residuals payable	1,623,000	4,283,000
Deferred revenue	123,000	3,959,000
Notes payable	—	19,967,000

Total liabilities	2,602,000	32,171,000

Series A Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 48,000 and 124,000 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively, liquidation preference of $4,838,000 and $12,435,000 at December 31, 2001 and December 31, 2000, respectively	3,978,000	10,368,000

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares designated as Series A Convertible Preferred Stock and 300,000 shares designated as Series B Convertible Preferred Stock)	—	—
Series B Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 114,000 and 89,000 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively, liquidation preference of $11,415,000 and $8,911,000 at December 31, 2001 and December 31, 2000, respectively	11,415,000	8,911,000
Common stock, no par value, 30,000,000 shares authorized, 4,550,000 issued and outstanding at December 31, 2001 at December 31, 2000, respectively	23,936,000	23,936,000
Additional paid in capital	2,523,000	3,942,000
Accumulated deficit	(28,766,000)	(32,119,000)

Total stockholders' equity	9,108,000	4,670,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,688,000	$47,209,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2001	2000
OPERATING REVENUES
Filmed entertainment	$10,894,000	$17,075,000
Merchandising and licensing	547,000	2,192,000
Publishing	—	56,000

Net operating revenues	11,441,000	19,323,000
COST OF REVENUES
Film costs	8,411,000	12,900,000
Other costs of sales	93,000	255,000

Total cost of revenues	8,504,000	13,155,000
GROSS PROFIT	2,937,000	6,168,000
OPERATING EXPENSES
Selling, general and administrative expenses	6,240,000	9,906,000
Depreciation and amortization	1,749,000	759,000

Total operating expenses	7,989,000	10,665,000
LOSS FROM OPERATIONS	(5,052,000)	(4,497,000)
Loss on sale of securities	—	(3,989,000)
Loss on impairment of marketable securities	(26,000)	(474,000)
Gain on disposition of assets	3,913,000	—
Gain on settlement	1,650,000	—
Amortization of deferred financing charges	(1,308,000)	—
Interest expense, net	(839,000)	(1,579,000)
Other income	545,000	489,000

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,117,000)	(10,050,000)
Income Taxes	—	(4,000)
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,117,000)	(10,054,000)
Extraordinary gain	293,000	—
Cumulative effect of accounting change	(628,000)	—

NET LOSS	(1,452,000)	(10,054,000)
Preferred stock dividends	(1,304,000)	(1,431,000)
Excess of carrying amount of Series A and Series B convertible preferred stock and warrants over fair value transferred to shareholders	6,579,000	—
Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed	(469,000)	(570,000)

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$3,354,000	$(12,055,000)

LOSS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES—Basic and diluted	(0.25)	(2.26)
Extraordinary gain	0.07	—
Cumulative effect on accounting change	(0.14)	—
Preferred stock dividends	(0.29)	(0.32)
Preferred stock and warrant redemption	1.45	—
Beneficial conversion feature	(0.10)	(0.12)

NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$0.74	$(2.70)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	4,550,000	4,458,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001 AND 2000

	Series B Preferred		Common Stock
					Additional Paid in Capital	Accum. Other Comprehensive Income/(loss)
	Shares	Amount	Shares	Amount			Deficit	Total
BALANCE, DECEMBER 31, 1999	—	$—	4,187,000	$22,268,000	$4,523,000	$(3,037,000)	$(20,064,000)	$3,690,000
Issuance of warrants					320,000			320,000
Issuance of common stock			363,000	1,668,000				1,668,000
Conversion of preferred stock	84,590	8,459,000			(901,000)		(570,000)	6,988,000
Stock dividends declared	4,520	452,000					(1,431,000)	(979,000)
Components of comprehensive loss:
Realization of loss upon sale or impairment of equity securities						3,037,000		3,037,000
Net loss							(10,054,000)	(10,054,000)
Total comprehensive loss								(7,017,000)

BALANCE, DECEMBER 31, 2000	89,110	$8,911,000	4,550,000	$23,936,000	$3,942,000	$—	$(32,119,000)	$4,670,000
Issuance of warrants
Issuance of common stock
Conversion of preferred stock	74,780	7,478,000			(738,000)			6,740,000
Stock dividends declared	7,840	784,000					(1,304,000)	(519,000)
Excess on fair value of conversion							(470,000)	(470,000)
Stock Repurchase	(57,580)	(5,758,000)			(681,000)		6,579,000	140,000
Net loss							(1,452,000)	(1,452,000)

BALANCE, DECEMBER 31, 2001	114,150	$11,415,000	4,550,000	$23,936,000	$2,523,000	$—	$(28,766,00)	$9,108,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income/(loss) before extraordinary gain and cumulative effect of change in accounting method	$(1,117,000)	$(10,054,000)
Adjustments to reconcile net loss before extraordinary gain and cumulative effect of change in accounting method to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,749,000	759,000
Amortization of film inventory	6,876,000	9,881,000
Loss on the sale of marketable securities	—	3,989,000
Gain on disposition of assets, net	(3,913,000)	—
Gain on settlement	(1,650,000)	—
Amortization of deferred financing charges	1,308,000	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Marketable securities	21,000	(26,000)
Accounts receivable, net	7,230,000	(3,392,000)
Prepaid expenses and other assets	(99,000)	(1,383,000)
Income taxes receivable	(50,000)	—
Addition to film costs	(563,000)	(9,536,000)
Accounts payable and accrued expenses	(1,773,000)	2,915,000
Accrued marketing expense	—	(1,018,000)
Participations and residuals payable	(1,750,000)	(454,000)
Deferred revenue	(3,414,000)	2,639,000

Net cash provided by/(used in) operating activities	2,855,000	(5,680,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities	—	1,085,000
Expenditures for fixed assets	(14,000)	(129,000)
Investments in trademarks and copyrights	—	(262,000)
Purchase of PM Entertainment	—	(5,508,000)
Net proceeds from divesture	16,089,000	—

Net cash provided by/(used in) investing activities	16,075,000	(4,814,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	—	13,437,000
Repayment of notes payable	—	(7,180,000)
Repayment of bank loans	(17,975,000)	—
Purchase of preferred stock	(500,000)	—

Net cash (used in)/provided by financing activities	(18,475,000)	6,257,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	455,000	(4,237,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,588,000	5,825,000

CASH AND CASH EQUIVALENTS, End of period	$2,043,000	$1,588,000

See accompanying notes to consolidated financial statements

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(1,172,000)	$(900,000)
Income taxes	$(46,000)	$(11,000)

NON-CASH FINANCING ACTIVITY:

        See Notes 2 and 6 for disclosure of non-cash financing activity.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Background and Operations—Sunland Entertainment Co., Inc. ("Sunland") (formerly the Harvey Entertainment Company ("Harvey"), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc. and Inferno Acquisition Corp. (collectively, (the "Company") is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property. Prior to the sale of the Harvey assets to Classic Media, LLC ("Classic Media"), as discussed below, the Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff. In 1993 the Company completed its initial public offering of common stock. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product. In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001. In connection with the sale to Classic Media, the Company changed its name to "Sunland Entertainment Co., Inc."

        In June 2001, the Company retained financial advisors to explore strategic alternatives that may be available to the Company following the completion of the sale of its Harvey Classic Characters to Classic Media as described above. Pursuant to the engagement, the financial advisors provided services in connection with the possible merger, consolidation, tender or exchange offer, leveraged buyout, leveraged recapitalization, acquisition or sale of assets or equity interest, or similar transaction involving all or a substantial part of the business, assets or equity of the Company remaining after the completion of the sale to Classic Media. In February 2002, the Company terminated its agreement with the advisors and Company's management will continue to take an active role in such activities for the Company.

        Basis of Presentation and Principles of Consolidation—The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. The Company has elected to present an unclassified balance sheet. All significant intercompany accounts and transactions have been eliminated on consolidation.

        Cumulative Effect of Change in Film Accounting Principle—On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Effective January 1, 2001, the Company's adopted SOP 00-2, and as a result, recorded a one-time, non-cash charge of $628,000, or $0.14 per share. This charge has been reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting change, effective January 1, 2001. The adoption of SOP 00-2 did not have a material impact on the Company's current and future years' revenues and operating results.

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

        Film Costs—The Company accounts for film costs in accordance with SOP 00-2. Film inventory is stated at the lower of cost, net of accumulated amortization, or estimated net realizable value. Film inventory consists of direct production costs, production overhead and capitalized interest.

        Amortization is determined using the individual film forecast method, whereby costs accumulated in the development and production of a film are amortized in the proportion that the current gross revenue bears to management's estimate of the remaining total gross revenues expected to be derived from all sources. Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based on management's appraisal of current market conditions. Where applicable, unamortized inventory is written down to net realizable value using a discounted cash flows model based on this appraisal.

        Included in film inventory are development costs, which represents expenditures directly attributable to projects, which are incurred prior to their production. Such inventory items are capitalized and, upon commencement of production, are charged to the production. Development costs not charged to the production are written off when the project is abandoned or when more than three years has passed from the first expenditure.

        Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs. Based on management's estimate, $940,000 of the accrued participations and residuals at December 31, 2001 will be paid during the year ending December 31, 2002.

        Fixed Assets—Fixed assets are stated at cost and are depreciated using the straight-line method over three to ten year estimated lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

        Goodwill—Goodwill represents the excess of the consideration paid for PM Entertainment in 2000 over the estimated fair value of net assets acquired. In 2001, the Company reduced the useful life of goodwill from ten years to a remaining period of three years commencing from January 2001. The decision to reduce the useful life on goodwill related to the PM Entertainment acquisition was made due to a change in the Company's business plan, resulting from a change in economic conditions occurring subsequent to the acquisition of PM Entertainment, not to finance new product and to operate as a scaled-back business focusing on sales of the PM Entertainment library.

        Goodwill related to the acquisition of Harvey Comics, Inc. was being amortized over a period of 20 years. However, as previously discussed, the assets to which this goodwill related were sold to Classic Media in the current year.

        The Company assesses potential impairments to its goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant under performance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, then the Company recognizes an impairment loss. The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset, determined either based on the market value if available, or discounted cash flows, if not. The Company has identified no such impairment losses.

        Revenue Recognition—Revenue is recognized in accordance with the provisions of SOP 00-2. The majority of the Company's licensing agreements for motion picture product and related merchandising call for nonrefundable guaranteed fees, which are recognized as revenue when the license period begins, provided certain other conditions have been met pursuant to the criteria specified in SOP 00-2. Additional revenues in excess of non-refundable guaranteed fees are recognized when earned based on receipt of royalty statements. Payments received under licensing agreements for which the product is not yet available are recorded as deferred revenue.

        The Company recognizes revenue related to sales of motion picture product on videocassette and Digital Video Disk upon shipment of the product. At the time it recognizes the revenue, the Company estimates returns and records a corresponding reduction of revenue.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits. Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon financial conditions in the filmed entertainment industry. Currently, 42% of the Company's receivables are derived from a single foreign licensee in South America.

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

        Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        Comprehensive Income—The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The difference between total comprehensive loss and net loss for 2001 and 2000 were insignificant.

        Net Income (Loss) Per Share—The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

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

        The Company's financial instruments consist of cash and cash equivalents, marketable securities classified as available for sale, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities. Marketable securities classified as available for sale are stated at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Reclassifications—Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current year's presentation.

        New Accounting Guidance—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. The Company is in the process of evaluating the impact of adopting SFAS Nos. 141 and 142.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in the process of assessing the impact of adopting this standard.

2.    ACQUISITION OF PEPIN/MERHI ENTERTAINMENT GROUP, INC.

        In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PM Entertainment are included with the results of the Company from the date of acquisition. The Company acquired net assets with a fair value of $6,100,000. Goodwill of $4,118,000 is being amortized on a straight line basis, initially over a ten year period from the acquisition date to a revised period of three years, commencing from January 1, 2001.

3.    MARKETABLE SECURITIES

        During 2000, the Company received approximately 68,000 common shares of Tutornet.com, Inc. ("Tutornet") with a fair value of $500,000 for the licensing of certain character rights for use on Tutornet's website. In the prior year, the market value of the securities was approximately $26,000 and a loss impairment of $474,000 was taken as the reduction in value was not deemed temporary. During the current year, the value of the stock decreased further, resulting in the Company writing off the remaining $26,000.

4.    FILM INVENTORY

        Film inventory consists of the following at December 31, 2001 and 2000:

	2001	2000
Films released, net of accumulated amortization	$4,660,000	$16,263,000
Films in development	—	1,919,000

Total film inventory	$4,660,000	$18,182,000

        Approximately $633,000 of released film inventory is expected to be amortized during the next twelve months. As discussed in Note 1, management plans to operate the Company as a scaled back business while they consider various strategic alternatives. Therefore, the Company estimates that approximately 45% of unamortized costs of released films at December 31, 2001 will be amortized within the next three years.

5.    FIXED ASSETS

        Fixed assets are comprised of the following at December 31, 2001 and 2000.

	2001	2000
Furniture, fixtures, equipment and post production equipment	$806,000	$1,296,000
Leasehold improvements	477,000	597,000

	1,283,000	1,893,000
Less accumulated depreciation	(994,000)	(1,045,000)

	$289,000	$848,000

6.    INCOME TAX

        The income tax (benefit) expense for the years ended December 31, 2001 and 2000 consist of the following:

	2001	2000
Current	$—	$4,000
Deferred	254,000	(3,481,000)
Valuation allowance	(254,000)	3,481,000

Provision for income taxes	$—	$4,000

        Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2001 and 2000 differ as follows:

	2001	2000
Provision computed at the statutory rate	$(494,000)	$(3,217,000)
Change in valuation allowance	254,000	3,481,000
Other	240,000	(260,000)

Income tax provision (benefit)	$—	$4,000

        The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2001 and 2000:

	2001	2000
Federal net operating loss carryforward	$4,977,000	$5,057,000
State net operating loss carryforward	847,000	858,000
Accounts receivable	856,000	753,000
Equity based charges	457,000	457,000
Capital loss carryforward	2,328,000	2,124,000
Film inventory	1,453,000	1,466,000

Total deferred tax asset	10,918,000	10,715,000

Film rights	(1,687,000)	(1,687,000)
Deferred state taxes	(498,000)	(542,000)

Total deferred tax liability	(2,185,000)	(2,229,000)

Valuation allowance	$(8,733,000)	$(8,486,000)

Net deferred tax asset/(liability)	$—	$—

        At December 31, 2001, the Company has a net operating loss carryforward of $14,600,000 and $9,600,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2003, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future. At December 31, 2001 realizable income tax benefits from the Company's cumulative tax losses have been reported as an income tax receivable of $590,000 (2000, $540,000).

7.    DEBT

        Effective April 2000, the Company entered into a five year, $25,000,000 revolving credit facility (the "Facility") with The Chase Manhattan Bank (the "Bank") to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition. Borrowings under the Facility were limited to $15,000,000 until additional participant lenders were added to the Facility, at which time the borrowings available would have increased, up to a maximum of $25,000,000. Borrowings under the Facility were determined under a borrowing base calculation, which included certain allowable accounts receivable, film and intellectual property rights, and were collateralized by substantially all of the assets of the Company. Upon the closing of the Classic Media transaction, in June 2001, the Company repaid all borrowings under the Facility, the Facility was terminated, and the unamortized deferred financing charges of $1,308,000 were written off.

        The purchase price of PM Entertainment included $2,050,000 subordinated notes payable to stockholders of the Company to be paid over five future quarterly periods. Interest was payable on the notes at a rate of 10% per annum. In June 2001, the Company entered into a settlement agreement on the subordinated notes payable and recognized an extraordinary gain of $293,000.

        In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, collateralized by the right to exploit the motion picture "Inferno". In consideration for acquiring this loan receivable, the Company paid Imperial Bank $2,000,000 and issued the bank the promissory note in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Interest is payable on the loan at the prime rate and the loan matured on December 31, 2001. The balance outstanding on the loan was $1,640,000 at September 30, 2001. In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export regarding amounts due under a licensing contract for the related motion picture and The Motion Picture Bond Company, an insuring agent, for $1,625,000 and received the related payment in October 2001. The difference between the proceeds and accounts receivable balance was fully provided for and written off. The proceeds from the settlement were used to completely satisfy $1,640,000 balance outstanding on the loan facility with Imperial Bank.

        During fiscal year 2000, the Company entered into loan agreements with The Lewis Horwitz Organization to finance production of two motion pictures. These loans were repaid in full in February 2001.

8.    TEMPORARY EQUITY

        In April 1993, the Company authorized 3,000,000 shares of convertible preferred stock and in April and September 1999 designated 300,000 shares as Series A Preferred Stock. As part of a refinancing that occurred in 1999, the Company issued 190,488 shares of Series A Preferred Stock.

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

        The Series A Preferred Stock is presented as temporary equity, on the Company's balance sheet, and is not included in stockholders' equity, since, under certain circumstances beyond the control of the Company, the holders of Series A Preferred Stock may redeem the shares in consideration for cash. In order to increase stockholders' equity, in May 2000, the Company allowed holders of Series A Preferred Stock to exchange a portion of their shares for an equivalent number of shares of Series B Convertible Preferred Stock. As described more fully in Note 9, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity. In May 2000, 84,600 shares of Series A Preferred Stock were exchanged for an equivalent number of Series B Preferred shares. In May 2001, approximately 75,000 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock. In July 2001, the Company purchased 5,500 shares of Series A Preferred Stock from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company. See Note 9 for additional discussion.

        The Series A Preferred Stock has the following characteristics:

        Voting:    The holders of Series A Preferred Stock are entitled to elect two directors to the Company's Board of Directors and are entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible. On all other matter, including the election of the other Company directors, holders of the Series A Preferred Stock vote (on an as-converted basis) together with common stockholders and holders of Series B Preferred Stock (voting in an as-converted basis) as one class.

        Dividends:    The holders of the convertible preferred stock are entitled to receive dividends equal to $7 per share per annum paid quarterly. At the Company's election, the quarterly dividends may be settled by the issuance of additional Series A Preferred Stock. During 2001, the Company has settled dividend obligations with respect to its Series A Preferred Stock by issuing of 5,203 (2000: 9,791) shares of additional Series A Preferred Stock.

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

        Additionally, the Company may redeem, at its liquidation amount, Series A Preferred Stock five years following the date the shares were issued.

        Conversion:    Each share of Series A Preferred Stock, at the option of the holder, is convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time. The Original Issue Price of Series A Preferred Stock is $100 per share. The initial Conversion Price of Series A Preferred Stock is $6.75 and is subject to adjustment in accordance with anti-dilution provisions contained in the Company's Articles of Incorporation. At December 31, 2001, the Series A Preferred Stock is convertible into 717,000 shares of the Company's common stock (2000: 1,842,000).

9.    STOCKHOLDERS' EQUITY

  Convertible Preferred Stock

        In May 2000, the Company designated 300,000 shares of authorized Preferred Stock as Series B Preferred Stock. As described in Note 8, the Company issued 84,600 shares of Series B Preferred Stock in exchange for an equivalent number of shares of Series A Preferred Stock.

        The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, as described in Note 8 above. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power. At December 31, 2001, the Series B Preferred Stock is convertible into 1,691,000 shares of the

Company's common stock (2000: 1,300,000). During 2001, the Company has settled dividend obligations with respect to its Series B Preferred Stock by issuing 7,838 shares of additional Series B Preferred Stock (2000: 4,519).

        In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company (i) 5,500 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000. The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

  Common Stock

        As stated in Note 2, in April 2000, the Company issued 363,000 shares of common stock in partial consideration for the acquisition of PM Entertainment.

  Warrants

        As partial consideration for entering into a revolving credit facility, the Company granted warrants to a bank to purchase 126,000 shares of common stock at $6.75 per share. These warrants, which had a fair value of $320,000 at the date of grant, are fully vested and expire ten years from their issuance date. The Company recorded the fair value of these warrants as deferred financing costs to be expensed on a straight-line basis over the terms of the related revolving credit facility.

        As part of the 1999 Refinancing, the Company granted warrants to purchase 1,344,618 shares of common stock at prices ranging between $9 to $12 per share. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

        During 1999, the Company granted warrants to non-employees in consideration for services rendered. These warrants, to purchase 25,000 shares of common stock, are fully vested, exercisable at prices ranging from $6.69 to $12.00 and expire six to ten years from their issuance date.

        Warrants to purchase 352,000 shares of the Company's common stock, granted to various parties prior to 1999, remain unexercised. These warrants, exercisable at price ranges from $10.00 to $13.48, are fully vested and expire on various dates through March 2003.

10.  COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases office space and office equipment under operating leases expiring through 2006. Future minimum lease payments due under non-cancelable operating leases at December 31, 2001 are as follows:

2002	792,000
2003	653,000
2004	544,000
2005	389,000
2006	400,000
Thereafter	—

Total minimum lease payments	$2,778,000

        The Company has entered into certain sublease arrangements for leased office space no longer occupied. The terms of the subleases expire on various dates through December 2003.

        Rent expense charged to operations in 2001 was $1,200,000 (2000:$1,207,000). Rent income from sublease arrangements in 2001 was $443,000 (2000: $491,000). Future minimum rental income under sublease arrangements is $377,000 for the fiscal year 2002.

        Litigation—The Company is party to legal proceedings, which are routine and incidental to the business. The Company believes the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

11.  EMPLOYEE BENEFIT PLANS

        The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

        The Company's Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more shareholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more shareholder. Options vest at varying rates generally over five years. An aggregate of 1,050,000 shares were reserved under the Plans, of which 53,500 shares were available for future grant at December 31, 2001.

        As a result of the refinancing that took place in 1999, the Company granted options, not covered by the Plans described above, to purchase 1,344,618 shares of common stock to certain employees, officers and directors. These options vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $9 to $12 per share and expire six to eight years from their issuance date.

        The following table summarizes activity in the Company's stock option plans (including options issued as part of the 1999 refinancing) during the years ended December 31, 2001 and 2000:

	Number of Shares	Weighted Average Price Per Share
Balance, December 31, 1999	1,950,000	$ 9.99
Granted	137,000	5.81
Canceled	(326,000)	8.88

Balance, December 31, 2000	1,761,000	$ 9.87
Granted	—	—
Canceled	(42,000)	6.17

Balance at December 31, 2001	1,719,000	$ 9.61

        The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 4.50 - 5.00	55,000	8.15	$3.49	55,000	$3.49
6.69	20,000	7.38	6.69	20,000	6.69
6.75 - 7.25	228,000	7.35	4.48	194,000	4.09
8.81 - 9.00	450,000	3.32	9.00	412,000	9.00
9.50	10,000	5.38	9.50	10,000	9.50
10.50	20,000	6.38	10.50	20,000	10.50
11.00 - 12.69	936,000	4.92	11.56	861,000	11.57

$ 4.50 - 12.69	1,719,000	4.98	$9.61	1,572,000	$9.60

        The Company has adopted the disclosure-only provision of SFAS No. 123. The estimated fair value of options granted during 2001 and 2000 pursuant to SFAS No. 123 was approximately zero and $274,000, respectively. Had the Company adopted SFAS No. 123, pro forma net loss would have been $(12,342,000) and pro forma basic diluted net loss per share would have been $(2.77) for 2000. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, a risk-free interest rate of 5.16% to 6.44%, a volatility of 70% and expected lives of three years. The impact of SFAS No. 123 for 2001 was not material.

        The Company's profit-sharing plans cover substantially all employees with more than one year of service with the Company. Contributions under the profit-sharing plan are at the discretion of the Company and are limited to 15% of eligible employee compensation. The profit-sharing plans were terminated at December 31, 2000.

12.  EARNINGS PER SHARE

        The following table sets forth common stock equivalents (potential common stock) that are not included in the net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2001	2000
Weighted average common stock equivalents:
Series A Preferred Stock	717,000	1,842,000
Series B Preferred Stock	1,691,000	1,320,000
Stock options	1,509,000	1,527,000
Warrants	1,823,000	1,791,000

13.  GEOGRAPHIC INFORMATION

        The Company operates in one segment: the exploitation of motion picture product and related intellectual property.

        Worldwide sales by geographic area for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
U.S./Canada	$6,787,000	$7,650,000
Asia	487,000	3,114,000
Europe	3,516,000	6,431,000
Other	651,000	2,128,000

	$11,441,000	$19,323,000

        At December 31, 2001, the amount owing from one customer approximated 42% of the total accounts receivable.

14.  RELATED PARTIES

        In April 2000, the Company entered into a 2-year lease agreement with an entity owned by stockholders of the Company, which expired March 31, 2002. The lease is classified as an operating lease. Rent expense under the operating lease in 2001 was $600,000 (2000: $450,000).