Form 10QSB
period 2002-03-31
SUNLAND ENTERTAINMENT CO INC
filed 2002-05-13
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-23000

Sunland Entertainment Co., Inc.

(Exact name of registrant as specified in its charter)

California	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064
(Address of principal executive offices)

Registrant’s phone number, including area code (310) 444-4100

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2002
Common Stock, no par value	4,549,441 (6,999,347 shares including 2,449,906 shares into which the Series A and B Preferred Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

SUNLAND ENTERTAINMENT CO., INC.

ITEM I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS

Cash and cash equivalents	$1,555,000	$2,043,000

Accounts receivable, net of allowance for doubtful accounts of $866,000 and $907,000 in 2002 and 2001, respectively and net of a returns reserve of $111,000 and $111,000 in 2002 and 2001, respectively	3,336,000	4,544,000

Prepaid expenses and other assets	662,000	701,000

Income tax receivable	732,000	590,000

Film inventory, net of accumulated amortization of $12,503,000 and $12,477,000 in 2002 and 2001, respectively	4,634,000	4,660,000

Fixed assets, net of accumulated depreciation of $1,022,000 and $994,000 in 2002 and 2001, respectively	261,000	289,000

Goodwill, net of accumulated amortization of $1,676,000 in 2002 and 2001, respectively	2,861,000	2,861,000
TOTAL ASSETS	$14,041,000	$15,688,000

See accompanying notes to consolidated financial statements.

	March 31, 2002 (Unaudited)	December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Accounts payable and accrued expenses	$533,000	$856,000

Participations and residuals payable	917,000	1,623,000

Deferred revenue	69,000	123,000

Total liabilities	1,519,000	2,602,000

Series A Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 49,000 and 48,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively, liquidation preference of $4,922,000 and $4,838,000 at March 31, 2002 and December 31, 2001, respectively	4,062,000	3,978,000

STOCKHOLDERS’ EQUITY:

Preferred stock, $1 par value, 3,000,000 shares authorized (300,000 shares designated as Series A Convertible Preferred Stock and 300,000 shares designated as Series B Convertible Preferred Stock)	—	—

Series B Convertible Preferred Stock, $100 stated value, 300,000 shares authorized, 116,000 and 114,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively, liquidation preference of $11,615,000 and $11,415,000 at March 31, 2002 and December 31, 2001, respectively	11,615,000	11,415,000

Common stock, no par value, 30,000,000 shares authorized, 4,550,000 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	23,936,000	23,936,000

Additional paid in capital	2,523,000	2,523,000

Accumulated deficit	(29,614,000)	(28,766,000)

Total stockholders’ equity	8,460,000	9,108,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,041,000	$15,688,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES
Filmed entertainment	$218,000	$6,296,000
Merchandising and licensing	—	249,000
Net operating revenues	218,000	6,545,000

COST OF REVENUES
Film costs	49,000	5,554,000
Other costs of sales	—	82,000
Total cost of revenues	49,000	5,636,000

GROSS PROFIT	169,000	909,000

OPERATING EXPENSES
Selling, general and administrative expenses	989,000	2,256,000
Depreciation and amortization	28,000	380,000
Total operating expenses	1,017,000	2,636,000

LOSS FROM OPERATIONS	(848,000)	(1,727,000)

Loss on impairment of marketable securities	(3,000)	(16,000)
Interest income/ (expense)	142,000	(539,000)
Other income/ (loss)	145,000	(1,000)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(564,000)	(2,283,000)

Income taxes	—	—
Cumulative effect of accounting change	—	(628,000)
NET LOSS	(564,000)	(2,911,000)

Preferred stock dividends	(284,000)	(374,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(848,000)	$(3,285,000)

LOSS PER SHARE OF COMMON STOCK BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES - Basic & Diluted	(0.12)	(0.50)
Cumulative effect on accounting change	—	(0.14)
Preferred stock dividends	(0.06)	(0.08)
	$(0.19)	$(0.72)
WEIGHTED AVERAGE SHARES OUTSTANDING - Basic & Diluted	4,550,000	4,550,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting method	$(564,000)	$(2,283,000)

Adjustments to reconcile loss before cumulative effect of change in accounting method to net cash provided by/(used in) operating activities:
Depreciation and amortization	28,000	380,000
Amortization of film inventory	26,000	5,266,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable, net	1,208,000	1,979,000
Prepaid expenses and other assets	39,000	170,000
Additions to film costs	—	(904,000)
Income tax receivable	(142,000)	—
Accounts payable and accrued expenses	(323,000)	(284,000)
Participations and residuals payable	(706,000)	(534,000)
Deferred revenue	(54,000)	(2,969,000)
Net cash (used in)/provided by operating activities	(488,000)	821,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in trademarks and copyrights	—	(18,000)
Net cash provided by/(used in) investing activities	—	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	—	(1,121,000)
Net cash provided by/(used in) financing activities	—	(1,121,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(488,000)	(318,000)

CASH AND CASH EQUIVALENTS, Beginning of period	2,043,000	1,588,000

CASH AND CASH EQUIVALENTS, End of period	$1,555,000	$1,270,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash received/(paid) during the period for:
Interest	$—	$(457,000)
Income taxes	$(6,800)	$—

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Operations — Sunland Entertainment Co., Inc. (“Sunland”) (formerly the Harvey Entertainment Company (“Harvey”), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc. and Inferno Acquisition Corp. (collectively, (the “Company”) is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property.  Prior to the sale of the Harvey assets to Classic Media, LLC (“Classic Media”), as discussed below, the Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey’s predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff.  In 1993 the Company completed its initial public offering of common stock.  In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. (“PM Entertainment”), a producer and distributor of motion picture product.  In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001.  In connection with the sale to Classic Media, the Company changed its name to “Sunland Entertainment Co., Inc.”

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2002 and for the three month period ended March 31, 2002 and 2001 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated results of operations and consolidated cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the interim periods of the Company’s fiscal year are not necessarily indicative of the results to be expected for the entire year.  Certain reclassifications of 2001 amounts have been made in order to conform to the 2002 financial statement presentation.

Basis of Presentation and Principles of Consolidation — The unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  The Company has elected to present an unclassified balance sheet.  All significant intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cumulative Effect of Change in Film Accounting Principle  — On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”).  SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs.  Effective January 1, 2001, the Company’s adopted SOP 00-2, and as a result, recorded a one-time, non-cash charge of $628,000, or $0.14 per share.  This charge has been reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting change, effective January 1, 2001.  The adoption of SOP 00-2 does not have a material impact on the Company’s current and future years’ revenue and operating results.

Net Loss Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

New Accounting Guidance — As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Upon adoption, amortization of goodwill, including goodwill from past business combinations, ceased.  The Company is in the process of assessing whether an impairment charge will be required from the adoption of SFAS No. 142 and, in accordance with the transitional guidance, this assessment will be completed by June 30, 2002.  If an impairment charge is required, it will be recorded in accordance with the transitional guidance.  In addition, as a result of adopting SFAS No. 142 amortization expense related to the goodwill will decrease by approximately $1,428,000 in Fiscal 2002.

In August of 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-lived Assets,” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted.  The Company expects to adopt SFAS No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on its results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of.”  This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary.  The Company adopted SFAS No. 144 on January 1, 2002 and is utilizing this standard to assess the impact of adopting SFAS No. 142 discussed above.

NOTE 2- SUBSEQUENT EVENTS

The Company has filed a Preliminary Proxy proposing to change Sunland’s state of incorporation from California to Delaware, to adopt a new Certificate of Incorporation with the change and enact a ten-for-one reverse split of the common and preferred stock, whereby Sunland’s common shareholders will receive one share of Sunland’s common stock for every ten shares of outstanding common stock and Sunland’s preferred shareholders will receive one share of Sunland’s preferred stock for every ten shares of outstanding preferred stock.  A special meeting of shareholders will be held in June (on a date yet to be determined) at the Company’s offices to approve the proposals.

****

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Recent Developments for the Company

Purchase of Convertible Preferred Stock

In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company (i) 5,500 shares of the Company’s Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 49,500 shares of the Company’s Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 388,235 common stock purchase warrants with exercise prices ranging from $9 to $12 per share.  Consideration of $500,000 cash was paid at closing of the transaction.  The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000.  The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

Settlement of Metropolitan Contract

The Company’s subsidiaries Inferno Acquisition Corp. and PM Entertainment had an ongoing dispute with Metropolitan Film Export regarding $2,300,000 due under a licensing contract for the motion picture “Inferno”.   In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export and The Motion Picture Bond Company for $1,625,000 and received the related payment in October 2001.   The difference between the proceeds and accounts receivable balance was fully provided for and written off in October 2001.  The proceeds from the settlement were used to satisfy the loan facility with Imperial Bank secured by the motion picture “Inferno”.

Retention of Financial Advisors

In June 2001, the Company retained the investment bank of Houlihan Lokey Howard & Zukin (“Houlihan”) to explore strategic alternatives that may be available to the Company following the completion of the sale of its Harvey Classic Character assets to Classic Media as described below.  Pursuant to the engagement, Houlihan provided financial advisory and investment banking services in connection with the possible merger, consolidation, tender or exchange offer, leveraged buyout, leveraged recapitalization, acquisition or sale of assets or equity interests, or similar transaction involving all or a substantial part of the business, assets or equity of the Company remaining after the completion of the sale to Classic Media.  In February 2002, the Company terminated its agreement with Houlihan.  The Company’s management will continue to take an active role in such activities for the Company.

Classic Media

In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company’s classic character assets, properties and rights owned by the Company.  This sale excluded PM Entertainment and related assets.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price payable to the Company.  The assets, properties and rights sold to Classic Media included the Company’s library of classic characters and certain contractual rights and agreements which relate to those assets.   The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

International Exploitation of Motion Picture Product

In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. (“Cinetel”) for Cinetel’s engagement as sales agent responsible for collecting accounts receivable and licensing PM Entertainment’s film library in foreign territories.   In the event that either company  (Sunland or Cinetel) is acquired, including a sale of all or substantially all of its assets, the Company shall have the right to terminate the agreement.  The Company is required to provide Cinetel with written notice that provides for termination and reversion within six months from the date of such notice.  Reversion is subject to the Company’s payment to Cinetel of  $150,000, which was reduced to $75,000 in February 2002.  The reversion fee is further reduced by 50% of sales agency fees paid to Cinetel up to and including the date of the reversion.  Cinetel has been paid $393,000 in sales agency fees to March 31, 2002.

Acquisition of PM Entertainment Group, Inc.

In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment, giving total consideration of approximately $17.4 million.  The purchase price included $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note.   In connection with the acquisition, the Company also assumed PM Entertainment’s bank debt with Imperial Bank of approximately $5,300,000.  Additionally, the Company’s subsidiary Inferno Acquisition Corp. purchased from Imperial a bank loan secured by the motion picture “Inferno” that had been guaranteed by PM Entertainment, by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank of $4,800,000.

Credit Facility

Effective April 2000, the Company entered into a five year, $25,000,000 revolving credit facility (the “Facility”) with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing for the PM Entertainment acquisition. In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the Facility and the Facility was terminated.

For the Three Months Ended March 31, 2002 and 2001

Results of Operations

Revenues

Net filmed entertainment revenues were $218,000 and $6,296,000 during the quarters ended March 31, 2002 and 2001, respectively.  The decrease in revenue is due, in part, to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.  In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.  Additional decreases in revenue result from management’s decision not to finance new product.   All future filmed entertainment sales will derive solely from the Company’s existing library.

Net merchandising and licensing revenues were zero and $249,000 in the quarters ended March 31, 2002 and 2001, respectively.  The decrease in revenue is due to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.

Film Costs

Filmed entertainment costs of sales were $23,000 and $288,000 in the quarters ended March 31, 2002 and 2001, respectively.  The decrease in cost of sales is due to a decrease in the Company’s exploitation activities.

Amortization of the film library was $26,000 and $5,266,000 in the quarters ended March 31, 2002 and 2001, respectively.  The decrease in amortization is due to a decrease in filmed entertainment revenues.

Other Cost of Sales

Merchandising cost of sales were zero and $82,000 in the quarters ended March 31, 2002 and 2001, respectively.  The decrease in cost of sales is due to the sale of the Harvey Classic Characters to Classic Media in 2001 and closure of the Company’s in house licensing division in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $989,000 and $2,256,000 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of $1,267,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staffing and other overhead.  The Company has budgeted further for additional overhead reductions in the second quarter.

Depreciation and Amortization

Depreciation and amortization expense was $28,000 and $380,000 in the quarters ended March 31, 2002 and 2001, respectively. The decrease in amortization expense is due to the Company ceasing the amortization of goodwill as required by the provisions of SFAS No. 142 which was adopted on January 1, 2002.

Interest Income/(Expense)

Interest income was $142,000 and $(539,000) in the quarters ended March 31, 2002 and 2001, respectively.  Interest income in 2002 consists solely from amounts earned on the federal tax refund receivable.  The interest expense in 2001 consists of $362,000 of interest on the Chase Manhattan Bank credit facility, $110,000 of amortization of financing charges relating to the Chase Manhattan Bank credit facility and $67,000 of interest on other production loans.

Other Income/(Loss)

Other income was $145,000 and $(1,000) in the quarters ended March 31, 2002 and 2001, respectively.  The income was derived mostly from sublease arrangements on leased office space the Company no longer occupies.  The Company received $119,000 of rent income in 2002 (2001:  $209,000).

Liquidity and Capital Resources

Net cash (used in)/provided by operating activities was $(488,000) and 821,000 in the quarters ended March 31, 2002 and 2001, respectively.  The increase in cash used in operating activities was primarily due to a decrease in investment in film inventory, prepaids and accounts receivable, offset by a decrease in the operating loss for the period and a decrease in the accounts payable, participations and residuals, and deferred revenue balances.

Net cash provided by/(used in) investing activities was zero and $(18,000) in the quarters ended March 31, 2002 and 2001, respectively.  Investing activities in 2001 resulted from the sale of substantially all of the Company’s classic character assets, properties and rights owned by the Company to Classic Media in February 2001 offset by an increase in cash used in the protection of trademarks in copyrights.

Net cash provided by/(used in) financing activities was zero and $(1,121,000) in the quarters ended March 31, 2002 and 2001, respectively.   Cash used in financing activities in 2001 is due to the repayment of The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans.

In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company’s classic character assets, properties and rights owned by the Company.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price.  The assets, properties and rights sold include the Company’s library of classic characters and certain contractual rights and agreements which relate to those assets.   The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

In June 2001, the Company repaid all borrowings under (i) a credit facility entered into with The Chase Manhattan Bank credit facility, (ii) production loans received from The Lewis Horwitz Organization and (iii) on subordinated notes payable to stockholders of the Company.

In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment.  The purchase price consisted of $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000, a $2,050,000 subordinated note and assumption of Imperial Bank debt of approximately $5,300,000.  In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, secured by the motion picture “Inferno”, by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Loans from Imperial Bank were completely repaid by December 31, 2001.

At April 3, 2000 the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition.  In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the facility, which was subsequently terminated.

Management believes that the Company’s current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company’s remaining film library combined with a potential strategic transaction are sufficient to provide the necessary liquidity and financing for the Company’s operating financial needs as set forth in Management’s current business plan for the next twelve months.

Management continues to operate the Company as a scaled-back business focusing on sales of the existing PM Entertainment library.  Management engaged Houlihan to explore strategic alternatives that may be available to the Company following the completion of its transaction with Classic Media.  In February 2002, the Company terminated its agreement with Houlihan.  The Company’s management will continue to take an active role in such strategic activities for the Company.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years.

PART II - OTHER INFORMATION

ITEM 1.	–	Legal Proceedings

The Company is not currently involved in any material legal proceedings.

ITEM 2.	–	Changes in Securities and Use of Proceeds

Not Applicable.

ITEM 3.		Defaults Upon Senior Securities

Not applicable.

ITEM 4.		Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.		Other Information

None

ITEM 6.		Exhibits and Reports and Form 8-K
(a) -		None
(b) -		None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.

May 13, 2002	/s/ Monique D. Green

Name: Monique Green
Title: Chief Financial Officer and Corporate Secretary