Form 10QSB
period 2002-06-30
SUNLAND ENTERTAINMENT CO INC
filed 2002-08-19
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

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

YES   ☒                       NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2002
Common Stock, no par value	454,944 (704,222 shares including 249,278 shares into which the Series A and B Preferred Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

SUNLAND ENTERTAINMENT CO., INC.

ITEM I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS

Cash and cash equivalents	$1,980,000	$2,043,000

Accounts receivable, net of allowance for doubtful accounts of $1,042,000 and $907,000 in 2002 and 2001, respectively and net of a returns reserve of $80,000 and $111,000 in 2002 and 2001, respectively	2,959,000	4,544,000

Prepaid expenses and other assets	657,000	701,000

Income tax receivable	7,000	590,000

Film inventory, net of accumulated amortization of $12,826,000 and $12,477,000 in 2002 and 2001, respectively	4,311,000	4,660,000

Fixed assets, net of accumulated depreciation of $1,181,000 and $994,000 in 2002 and 2001, respectively	102,000	289,000

Goodwill, net of accumulated amortization of $4,537,000 and $1,676,000 in 2002 and 2001, respectively	—	2,861,000

TOTAL ASSETS	$10,016,000	$15,688,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Accounts payable and accrued expenses	$639,000	$856,000

Participations and residuals payable	495,000	1,623,000

Deferred revenue	71,000	123,000

Total liabilities	1,205,000	2,602,000

Series A Convertible Preferred Stock, $1,000 stated value, 30,000 shares authorized, 5,000 and 4,800 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively, liquidation preference of $5,008,000 and $4,838,000 at June 30, 2002 and December 31, 2001, respectively	4,148,000	3,978,000

STOCKHOLDERS’ EQUITY:

Preferred stock, $1 par value, 300,000 shares authorized (30,000 shares designated as Series A Convertible Preferred Stock and 30,000 shares designated as Series B Convertible Preferred Stock)	—	—

Series B Convertible Preferred Stock, $1,000 stated value, 30,000 shares authorized, 11,800 and 11,400 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively, liquidation preference of $11,818,000 and $11,415,000 at June 30, 2002 and December 31, 2001, respectively	11,818,000	11,415,000

Common stock, no par value, 3,000,000 shares authorized, 455,000 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	23,936,000	23,936,000

Additional paid in capital	2,523,000	2,523,000

Accumulated deficit	(33,614,000)	(28,766,000)

Total stockholders’ equity	4,663,000	9,108,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,016,000	$15,688,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
OPERATING REVENUES
Filmed entertainment	$421,000	$2,652,000	$639,000	$8,948,000
Merchandising and licensing	—	299,000	—	548,000

Net operating revenues	421,000	2,951,000	639,000	9,496,000

COST OF REVENUES
Film costs	342,000	1,626,000	391,000	7,180,000
Other costs of sales	—	11,000	—	93,000
Total cost of revenues	342,000	1,637,000	391,000	7,273,000

GROSS PROFIT	79,000	1,314,000	248,000	2,223,000

OPERATING EXPENSES
Selling, general and administrative expenses	881,000	1,674,000	1,870,000	4,002,000
Depreciation and amortization	67,000	511,000	95,000	891,000

Total operating expenses	948,000	2,185,000	1,965,000	4,893,000

LOSS FROM OPERATIONS	(869,000)	(871,000)	(1,717,000)	(2,670,000)

Loss on impairment of marketable securities	(1,000)	(10,000)	(4,000)	(26,000)
Gain/(Loss) on disposition of assets	(92,000)	4,189,000	(92,000)	4,189,000
Gain on settlement of debt	—	1,650,000	—	1,650,000
Amortization of deferred financing charges	—	(1,190,000)	—	(1,300,000)
Interest income/(expense)	(8,000)	(357,000)	134,000	(786,000)
Other income	120,000	91,000	265,000	162,000

INCOME/(LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES	(850,000)	3,502,000	(1,414,000)	1,219,000

Extraordinary gain	—	293,000	—	293,000

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES	(850,000)	3,795,000	(1,414,000)	1,512,000

Cumulative effect of accounting principle changes	(2,861,000)	—	(2,861,000)	(628,000)

NET INCOME/(LOSS)	(3,711,000)	3,795,000	(4,275,000)	884,000

Preferred stock dividends	(289,000)	(376,000)	(573,000)	(750,000)

Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed	—	(469,000)	—	(469,000)

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(4,000,000)	$2,950,000	$(4,848,000)	$(335,000)

INCOME/(LOSS) PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES - Basic and diluted	(1.87)	7.70	(3.11)	2.68
Extraordinary gain	—	0.64	—	0.64
Cumulative effect of accounting principle changes	(6.29)	—	(6.29)	(1.38)
Preferred stock dividends	(0.64)	(0.83)	(1.26)	(1.65)
Beneficial conversion feature	—	(1.03)	—	(1.03)

NET INCOME/(LOSS) PER SHARE OF COMMON STOCK- Basic and diluted	$(8.79)	$6.48	$(10.65)	$(0.74)

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Income/(loss) before cumulative effect of in accounting principle changes	$(1,414,000)	$1,219,000
Adjustments to reconcile income (loss) before cumulative effect of accounting principle changes to net cash provided by/(used in) operating activities:
Depreciation and amortization	95,000	891,000
Amortization of film inventory	349,000	6,317,000
Investment in film inventory	—	(325,000)
Gain on disposition of assets, net	92,000	(4,189,000)
Gain on settlement of debt	—	(1,650,000)
Amortization of deferred financing charges	—	1,300,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable, net	1,585,000	3,696,000
Prepaid expenses and other assets	44,000	(150,000)
Income tax receivable	583,000	(4,000)
Accounts payable and accrued expenses	(217,000)	(1,515,000)
Participations and residuals payable	(1,128,000)	(1,170,000)
Deferred revenue	(52,000)	(3,428,000)

Net cash provided by/(used in) operating activities	(63,000)	992,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Expeditures for fixed assets	—	(67,000)
Investments in trademarks and copyrights	—	(26,000)
Net proceeds from divesture	—	16,089,000
Net cash provided by investing activities	—	15,996,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	—	(16,117,000)
Cash used in financing activities	—	(16,117,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(63,000)	871,000

CASH AND CASH EQUIVALENTS, Beginning of period	2,043,000	1,588,000

CASH AND CASH EQUIVALENTS, End of period	$1,980,000	$2,459,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

Cash received/(paid) during the period for:
Interest	$134,000	$(1,113,000)
Income taxes	$(6,800)	$(4,000)

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Operations –Sunland Entertainment Co., Inc. (“Sunland”) (formerly the Harvey Entertainment Company (“Harvey”)), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc. and Inferno Acquisition Corp. (collectively, (the “Company”)) is incorporated in the state of California and is primarily engaged in the exploitation of motion picture product and related intellectual property.  Prior to the sale of the Harvey assets to Classic Media, LLC (“Classic Media”), as discussed below, the Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey’s predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well known characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff.  In 1993, (“Harvey Classic Characters”) the Company completed its initial public offering of common stock.  In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. (“PM Entertainment”), a producer and distributor of motion picture product.  In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001.  In connection with the sale to Classic Media, the Company changed its name to “Sunland Entertainment Co., Inc.”

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated results of operations and consolidated cash flows for the three and six month periods ended June 30, 2002 and 2001.

The results of operations for the interim periods of the Company’s fiscal year are not necessarily indicative of the results to be expected for the entire year.  The financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.  Certain reclassifications of 2001 amounts have been made in order to conform to the 2002 financial statement presentation.

Basis of Presentation and Principles of Consolidation – The unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  The Company has elected to present an unclassified balance sheet.  All significant intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cumulative Effect of Accounting Principle Changes – On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”).  SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs.  Effective January 1, 2001, the Company’s adopted SOP 00-2, and as a result, recorded a one-time, non-cash charge of $628,000, or $0.14 per share.  This charge has been reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle change, effective January 1, 2001.  The adoption of SOP 00-2 does not have a material impact on the Company’s current and future years’ revenue and operating results.

During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired.  As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company’s balance sheet.  In accordance with the transitional guidance of SFAS No. 142, the charge is reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle change.

Net Loss Per Share –The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

New Accounting Guidance – As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Upon adoption, amortization of goodwill, including goodwill from past business combinations, ceased.  Based on the Company’s assessment of goodwill, a one-time, non-cash charge of $2,861,000 was recorded.  In accordance with the transitional guidance, the charge is reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle changes effective June 30, 2002.  In addition, as a result of adopting SFAS No. 142 amortization expense related to the goodwill will decrease by approximately $1,428,000 in fiscal year 2002.  Included in the depreciation and amortization expense for the three and six months ended June 30, 2001 is $237,000 and $338,000 of goodwill amortization expense, respectively.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.  The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

NOTE 2- SUBSEQUENT EVENTS (UNAUDITED)

On June 27, 2002, a special meeting of shareholders was held at the Company’s offices, where the proposal to change Sunland’s state of incorporation from California to Delaware and enact a ten-for-one reverse split of the Company’s common and preferred stock were approved.  The Company subsequently changed its stock symbol to SLDE, effective August 9, 2002.  The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

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

Recent Developments for the Company

Reincorporation to Delaware and Reverse Stock-Split

On June 27, 2002, a special meeting of shareholders was held at the Company’s offices, where the proposal to change Sunland’s state of incorporation from California to Delaware and enact a ten-for-one reverse split of the Company’s common and preferred stock were approved. The Company subsequently changed its stock symbol to SLDE, effective August 9, 2002.  The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

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

Settlement of Metropolitan Contract

The Company’s subsidiaries Inferno Acquisition Corp. and PM Entertainment had an ongoing dispute with Metropolitan Film Export regarding $2,300,000 due under a licensing contract for the motion picture “Inferno.”  In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export and The Motion Picture Bond Company for $1,625,000 and received the related payment in October 2001.   The difference between the proceeds and accounts receivable balance was fully provided for and written off in October 2001.  The proceeds from the settlement were used to satisfy the loan facility with Imperial Bank secured by the motion picture “Inferno.”

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

International Exploitation of Motion Picture Product

In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. (“Cinetel”) for Cinetel’s engagement as sales agent responsible for collecting accounts receivable and licensing PM Entertainment’s film library in foreign territories.   In the event that either company  (Sunland or Cinetel) is acquired, including a sale of all or substantially all of its assets, the Company shall have the right to terminate the agreement.  The Company is required to provide Cinetel with written notice that provides for termination and reversion within six months from the date of such notice.  Reversion is subject to the Company’s payment to Cinetel of  $150,000, which is reduced to $75,000 in February 2002.  The reversion fee is further reduced by 50% of sales agency fees paid to Cinetel up to and including the date of the reversion.  Cinetel has been paid $425,000 in sales agency fees to June 30, 2002.

On April 9, 2002, the Company canceled its Sales Agency Agreement with Cinetel, effective August 15, 2002.  Cinetel will remain actively involved, however, the Company will be primarily in charge of all collection activities.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories and impairment of intangibles.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as “SOP 00-2”).

Revenues from feature film distribution licensing agreements are recognized on the date the completed film is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria set by SOP 00-2.

Revenues from domestic television and video licensing contracts, which provide for the receipt of non-refundable guaranteed amounts, are recognized when the film is available for exhibition, provided that the other conditions of sale required by SOP 00-2 have been met. Until all conditions of sale have been met, amounts received on such licensing contracts are reflected in the accompanying financial statements as deferred income. International sales and other sales in the United States are recognized in the period in which payment is received.

The market trend of each film is regularly examined to determine the estimated future revenues and corresponding lives. Due to the nature of the industry, management’s estimates of future revenues may change within the next year and the change could be material.

Revenues from producer-for-hire contracts are recognized on a percentage-of-completion method, measured by the percentage of costs completed to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Film Costs

The Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production and production overhead. These costs are amortized each period on an individual film program basis in the ratio that the current period’s gross revenues from all sources for the program bear to management’s estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.

Film property costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films exceed anticipated revenues are charged to operations through additional amortization.

Advertising costs for theatrical and television product are expensed as incurred. Revenue associated with the home video market is recognized upon availability to customers (street date).

For the Three Months Ended June 30, 2002 and 2001

Results of Operations

Revenues

Net filmed entertainment revenues were $421,000 and $2,652,000 for the quarters ended June 30, 2002 and 2001, respectively. The decrease in revenue is due, in part, to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.  In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.  Additional decreases in revenue resulted from management’s decision not to finance new product.   All future filmed entertainment sales will derive solely from the Company’s existing library.

Net merchandising and licensing revenues were zero and $299,000 for the quarters ended June 30, 2002 and 2001, respectively.  The decrease in revenue is due to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.

Film Costs

Filmed entertainment costs of sales were $17,000 and $387,000 for the quarters ended June 30, 2002 and 2001, respectively.  The decrease in cost of sales is due to a decrease in the Company’s exploitation activities.

Amortization of the film library was $325,000 and $1,239,000 for the quarters ended June 30, 2002 and 2001, respectively.  The decrease in amortization is due to a decrease in filmed entertainment revenues.

Other Cost of Sales

Merchandising cost of sales were zero and $11,000 for the quarters ended June 30, 2002 and 2001, respectively.  The decrease in cost of sales is due to the sale of the Harvey Classic Characters to Classic Media in 2001 and closure of the Company’s in house licensing division in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $881,000 and $1,674,000 for the quarters ended

June 30, 2002 and 2001, respectively, a decrease of $793,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staffing and other overhead.

Depreciation and Amortization

Depreciation and amortization expense was $67,000 and $511,000 for the quarters ended June 30, 2002 and 2001, respectively. The decrease in amortization expense is due to the Company ceasing the amortization of goodwill as required by the provisions of SFAS No. 142 which was adopted on January 1, 2002.

Loss on Impairment of Marketable Securities

Loss on impairment of marketable securities was $1,000 and $10,000 for the quarters ended June 30, 2002 and 2001, respectively.  The loss in 2002 results from an impairment in the value of Metromedia International Group, Inc. common stock.  The loss in 2001 consists of an impairment in the value of Tutornet common stock.  Tutornet stock was completely written off at June 30, 2001.

Gain/(Loss) on Disposition of Assets

Gain/(loss) on disposition of assets was $(92,000) and $4,189,000 for the quarters ended June 30, 2002 and 2001, respectively.  The loss in 2002 is due to the disposition of fixed assets during the quarter.  The gain in 2001 is due primarily to the sale of assets, properties and rights of the Company’s library of Harvey Classic Characters and related contractual rights and agreements for $17 million to Classic Media.  The gain was partially offset by losses on the disposition of fixed assets during the year.

Gain on Settlement of Debt

Gain on settlement of debt was zero and $1,650,000 for the quarters ended June 30, 2002 and 2001, respectively.  The gain on settlement was due to a $250,000 settlement on a license agreement, $1,000,000 pursuant to a settlement agreement with former stockholders of PM Entertainment, and $400,000 paydown of loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of Deferred Financing Charges

Amortization of deferred financing charges was zero and $1,190,000 for the quarters ended June 30, 2002 and 2001, respectively.  Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000.  The charges were being amortized over the five-year term of the facility.  In June 2001, the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest Income/(Expense)

Interest income/(expense) was $(8,000) and $(357,000) for the quarters ended June 30, 2002 and 2001, respectively.  Interest expense decreased due to a decrease in notes payable.  The interest expense in 2001 consists of $243,000 of interest on the Chase Manhattan Bank credit facility, $36,000 of interest on loans from shareholders and $103,000 of interest on other production loans, partially offset by interest income of $25,000.

Other Income/(Loss)

Other income was $120,000 and $91,000 for the quarters ended June 30, 2002 and 2001, respectively.  The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

Extraordinary Gain

Extraordinary gain was zero and $293,000 for the quarters ended June 30, 2002 and 2001, respectively.  The gain in 2001 was due to a $293,000 settlement on subordinated notes payable to stockholders of the Company.

Cumulative Effect of Accounting Principle Changes

Effective January 1, 2002, the Company changed the accounting for goodwill from an amortization  method to an impairment only approach, which resulted in a one-time, non-cash charge of $2,861,000 during the quarter ended June 30, 2002.

For the Six Months Ended June 30, 2002 and 2001

Results of Operations

Revenues

Net filmed entertainment revenues were $639,000 and $8,948,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenue is due, in part, to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.  In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.  Additional decreases in revenue resulted from management’s decision not to finance new product.   All future filmed entertainment sales will derive solely from the Company’s existing library.

Net merchandising and licensing revenues were zero and $548,000 for the six months ended June 30, 2002 and 2001, respectively.   The decrease in revenue is due to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.

Film Costs

Filmed entertainment costs of sales were $41,000 and $863,000 for the six months ended June 30, 2002 and 2001, respectively.  The decrease in cost of sales is due to a decrease in the Company’s exploitation activities.

Amortization of the film library was $350,000 and $6,317,000 for the six months ended June 30, 2002 and 2001, respectively.  The decrease in amortization is due to a decrease in filmed entertainment revenues.

Other Cost of Sales

Merchandising cost of sales were zero and $93,000 for the six months ended June 30, 2002 and 2001, respectively.  The decrease in cost of sales is due to the sale of the Harvey Classic Characters to Classic Media in 2001 and closure of the Company’s in house licensing division in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,870,000 and $4,002,000 for the six months ended June 30, 2002 and 2001, respectively, a decrease of $2,132,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staffing and other overhead.

Depreciation and Amortization

Depreciation and amortization expense was $95,000 and $891,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in amortization expense is due to the Company ceasing the amortization of goodwill as required by the provisions of SFAS No. 142 which was adopted on January 1, 2002.

Loss on Impairment of Marketable Securities

Loss on impairment of marketable securities was $4,000 and $26,000 for the six months ended June 30, 2002 and 2001, respectively.  The loss in 2002 results from an impairment in the value of Metromedia International Group, Inc. common stock.  The loss in 2001 consists of an impairment in the value of Tutornet common stock.  Tutornet stock was completely written off at June 30, 2001.

Gain/(Loss) on Disposition of Assets

Gain/(loss) on disposition of assets was $(92,000) and $4,189,000 for the six months ended June 30, 2002 and 2001, respectively.  The loss in 2002 is due to the disposition of fixed assets during the current quarter.  The gain in 2001 is due primarily to the sale of assets, properties and rights of the Company’s library of Harvey Classic Characters and related contractual rights and agreements for $17 million to Classic Media.  The gain was partially offset by losses on the disposition of fixed assets during the year.

Gain on Settlement of Debt

Gain on settlement of debt was zero and $1,650,000 for the six months ended June 30, 2002 and 2001, respectively.  The gain on settlement was due to a $250,000 settlement on a license agreement, $1,000,000 pursuant to a settlement agreement with former stockholders of PM Entertainment, and $400,000 paydown of loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of Deferred Financing Charges

Amortization of deferred financing charges was zero and $1,300,000 for the six months ended June 30, 2002 and 2001, respectively.  Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000.  The charges were being amortized over the five-year term of the facility.  In June 2001, the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest Income/(Expense)

Interest income/(expense) was $134,000 and $(786,000) for the six months ended June 30, 2002 and 2001, respectively.  Interest income in 2002 consists primarily from amounts earned on the federal tax refund receivable.  The  net interest expense in 2001 consists of $642,000 of interest on the Chase Manhattan Bank credit facility, $170,000 of interest on other production loans, partially offset by interest income of $26,000.

Other Income/(Loss)

Other income was $265,000 and $162,000 for the six months ended June 30, 2002 and 2001, respectively.  The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

Extraordinary Gain

Extraordinary gain was zero and $293,000 for the six months ended June 30, 2002 and 2001, respectively.  The gain in 2001 was due to a $293,000 settlement on subordinated notes payable to stockholders of the Company.

Cumulative Effect of Accounting Principle Changes

Effective January 1, 2002, The Company changed the accounting for goodwill from an amortization method to an impairment only approach, which resulted in a one-time, non-cash charge of $2,861,000 in the quarter ended June 30, 2002.

Effective January 1, 2001, the Company changed its method of accounting for film costs, which resulted in a one-time non-cash charge of $628,000.

Liquidity and Capital Resources

Net cash provided by/(used in) operating activities was $(63,000) and $922,000 in the six months ended June 30, 2002 and 2001, respectively.  The increase in cash used in operating activities was primarily due to a decrease in investment in net income,  film inventory, gains on disposition of assets and settlement of debt, prepaids and accounts receivable, offset by a decrease in the amortization of deferred financing charges, accounts payable, participations and residuals and deferred revenue balances.

Net cash provided by investing activities was zero and $15,996,000 in the six months ended June 30, 2002 and 2001, respectively.  Investing activities in 2001 resulted from the sale of substantially all of the Company’s classic character assets, properties and rights owned by the Company to Classic Media in February 2001 offset by an increase in cash used in the protection of trademarks in copyrights.

Cash used in financing activities was zero and $(16,117,000) in the six months ended June 30, 2002 and 2001, respectively.   Cash used in financing activities in 2001 is due to the repayment of The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans.

In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company’s classic character assets, properties and rights owned by the Company.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price.  The assets, properties and rights sold include the Company’s library of classic characters and certain contractual rights and agreements which relate to those assets.   The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after a shareholder vote and satisfaction of other customary closing conditions.

In June 2001, the Company repaid all borrowings under (i) a credit facility entered into with The Chase Manhattan Bank credit facility, (ii) production loans received from The Lewis Horwitz Organization and (iii) on subordinated notes payable to stockholders of the Company.

In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment.  The purchase price consisted of $6,500,000 in cash, 363,000 common shares of the Company with a fair value of $1,668,000, a $2,050,000 subordinated note and the assumption of the Imperial Bank debt of approximately $5,300,000.  In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, secured by the motion picture “Inferno,” by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement. Loans from Imperial Bank were completely repaid by December 31, 2001.

On April 3, 2000 the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition.  In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the facility, which was subsequently terminated.

Management believes that the Company’s current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company’s remaining film library are sufficient to provide the necessary liquidity and financing for the Company’s operating financial needs as set forth in Management’s current business plan for the next twelve months.     Management continues to operate the Company as a scaled-back business focusing on sales from the existing PM Entertainment library.  Management engaged Houlihan to explore strategic alternatives available to the Company following the completion of its transaction with Classic Media.  In February 2002, the Company terminated its agreement with Houlihan.  The Company’s management will continue to take an active role in such strategic activities for the Company.

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

We held a special meeting of shareholders on June 27, 2002. The following matters were decided:

1. Five directors were elected, three of which were elected by the Common Shareholders and two who were elected by Series A Preferred Shareholders.  Representing the Common shareholders are: Roger A. Burlage (received 548,245 votes for and 39,504 withheld), Gary M. Gray (received 554,610 votes for and 33,139 withheld) and Michael S. Doherty (received 554,610 votes for and 33,139 withheld).  Representing the Preferred shareholders are:  Paul Guez (received 203,875 votes for and 1,815 withheld) and William Dallas (received 203,875 votes for and 1,815 withheld).

2. A proposal to reincorporate the corporation in Delaware by effecting a merger of Sunland Entertainment Co., Inc. into a wholly owned subsidiary was approved.  There were 377,206 votes cast in favor of the proposal, 37,075 cast against and 322 withheld.

3. A proposal to effect a ten-for-one reverse stock split of the corporation’s common and preferred stock, whereby each outstanding share of common stock will be reclassified into one-tenth of a new share of common stock and each outstanding share of preferred stock will be reclassified into one-tenth of a new share of preferred stock was approved.  There were 406,518 votes cast in favor of the proposal, 7,755 cast against and 330 withheld.

ITEM 5.		Other Information
None

ITEM 6.		Exhibits and Reports and Form 8-K
(a)		Exhibit 99.1 — Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code for Roger Burlage, CEO
Exhibit 99.2 — Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code for Monique Green, CFO
(b)		None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.

August 19, 2002	/s/ Monique D. Green

Name: Monique Green
Title: Chief Financial Officer and Corporate Secretary