Form 10QSB
period 2002-09-30
SUNLAND ENTERTAINMENT CO INC
filed 2002-11-19
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-23000

Sunland Entertainment Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware

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

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2002
Common Stock, no par value	454,944 (704,517 shares including 249,573 shares into which the Series A and B Preferred Stock could be converted)3,002,074 shares into which the Series APreferred Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

SUNLAND ENTERTAINMENT CO., INC.

ITEM I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS

Cash and cash equivalents	$1,814,000	$2,043,000

Accounts receivable, net of allowance for doubtful accounts of $579,000 and $907,000 in 2002 and 2001, respectively and net of a returns reserve of $24,000 and $111,000 in 2002 and 2001, respectively	2,434,000	4,544,000

Prepaid expenses and other assets	691,000	701,000

Income tax receivable	7,000	590,000

Film inventory, net of accumulated amortization of $13,366,000 and $12,477,000 in 2002 and 2001, respectively	3,699,000	4,660,000

Fixed assets, net of accumulated depreciation of $1,189,000 and $994,000 in 2002 and 2001, respectively	94,000	289,000

Goodwill, net of accumulated amortization of $4,537,000 and $1,676,000 in 2002 and 2001, respectively	—	2,861,000

TOTAL ASSETS	$8,739,000	$15,688,000

See accompanying notes to consolidated financial statements.

	September 30, 2002	December 31, 2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Accounts payable and accrued expenses	$466,000	$856,000

Participations and residuals payable	298,000	1,623,000

Deferred revenue	58,000	123,000

Total liabilities	822,000	2,602,000

Series A Convertible Preferred Stock, $1,000 stated value, 30,000 shares authorized, 5,100 and 4,800 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively, liquidation preference of $5,096,000 and $4,838,000 at September 30, 2002 and December 31, 2001, respectively	4,236,000	3,978,000

STOCKHOLDERS’ EQUITY:

Preferred stock, $1 par value, 300,000 shares authorized (30,000 shares designated as Series A Convertible Preferred Stock and 30,000 shares designated as Series B Convertible Preferred Stock)	—	—

Series B Convertible Preferred Stock, $1,000 stated value, 30,000 shares authorized, 12,000 and 11,400 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively, liquidation preference of $12,025,000 and $11,415,000 at September 30, 2002 and December 31, 2001, respectively	12,025,000	11,415,000

Common stock, no par value, 3,000,000 shares authorized, 455,000 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	23,936,000	23,936,000

Additional paid in capital	2,523,000	2,523,000

Accumulated deficit	(34,803,000)	(28,766,000)

Total stockholders’ equity	3,681,000	9,108,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,739,000	$15,688,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

OPERATING REVENUES
Filmed entertainment	$288,000	$1,377,000	$927,000	$10,325,000
Merchandising and licensing	—	—	—	548,000
Net operating revenues	288,000	1,377,000	927,000	10,873,000

COST OF REVENUES
Film costs	616,000	907,000	1,007,000	8,087,000
Other costs of sales	—	—	—	93,000
Total cost of revenues	616,000	907,000	1,007,000	8,180,000

GROSS PROFIT	(328,000)	470,000	(80,000)	2,693,000

OPERATING EXPENSES
Selling, general and administrative expenses	683,000	916,000	2,553,000	4,762,000
Depreciation and amortization	8,000	425,000	103,000	1,316,000
Total operating expenses	691,000	1,341,000	2,656,000	6,078,000

LOSS FROM OPERATIONS	(1,019,000)	(871,000)	(2,736,000)	(3,385,000)

Loss on impairment of marketable securities	(1,000)	—	(6,000)	(26,000)
Gain/(Loss) on disposition of assets	—	—	(92,000)	4,189,000
Gain on settlement of debt	—	—	—	1,650,000
Amortization of deferred financing charges	—	(4,000)	—	(1,304,000)
Interest income/(expense)	2,000	(50,000)	137,000	(837,000)
Other income	124,000	146,000	389,000	153,000

INCOME/(LOSS) BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES	(894,000)	(779,000)	(2,308,000)	440,000

Extraordinary gain	—	—	—	293,000

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES	(894,000)	(779,000)	(2,308,000)	733,000

Cumulative effect of accounting principle changes	—	—	(2,861,000)	(628,000)
NET INCOME/(LOSS)	(894,000)	(779,000)	(5,169,000)	105,000

Preferred stock dividends	(295,000)	(275,000)	(868,000)	(1,025,000)
Excess of carrying amount of Series A and Series B convertible preferred stock and warrants over fair value transferred to shareholders	—	6,579,000	—	6,579,000
Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed				(469,000)
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(1,189,000)	$5,525,000	$(6,037,000)	$5,190,000
INCOME/(LOSS) PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES - Basic	(1.96)	(1.71)	(5.07)	0.97
Extraordinary gain	—	—	—	0.64
Cumulative effect of accounting changes	—	—	(6.29)	(1.38)
Preferred stock dividends	(0.65)	(0.60)	(1.91)	(2.25)
Beneficial conversion feature	—	14.46	—	14.46

NET INCOME/(LOSS) PER SHARE OF COMMON STOCK- Basic and diluted	$(2.61)	$12.14	$(13.27)	$12.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and diluted	455,000	455,000	455,000	455,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Income/(loss) before extraordinary gain and cumulative effect of accounting principle changes	$(2,308,000)	$440,000
Adjustments to reconcile income (loss) before cumulative effect of accounting principle changes to net cash provided by/(used in) operating activities:
Depreciation and amortization	195,000	1,316,000
Amortization and writedown of film inventory	961,000	7,049,000
Investment in film inventory	—	(718,000)
Gain on disposition of assets, net	—	(4,189,000)
Gain on settlement of debt	—	(1,650,000)
Amortization of deferred financing charges	—	1,304,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Marketable securities	—	16,000
Accounts receivable, net	2,110,000	4,062,000
Prepaid expenses and other assets	10,000	(262,000)
Income tax receivable	583,000	(4,000)
Accounts payable and accrued expenses	(390,000)	(1,608,000)
Participations and residuals payable	(1,325,000)	(1,633,000)
Deferred revenue	(65,000)	(3,515,000)

Net cash provided by/(used in) operating activities	(229,000)	608,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Stock Repurchase	—	(500,000)
Expeditures for fixed assets	—	(67,000)
Investments in trademarks and copyrights	—	(26,000)
Net proceeds from divesture	—	16,089,000
Net cash provided by investing activities	—	15,496,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	—	(16,384,000)
Cash used in financing activities	—	(16,384,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(229,000)	(280,000)

CASH AND CASH EQUIVALENTS, Beginning of period	2,043,000	1,588,000

CASH AND CASH EQUIVALENTS, End of period	$1,814,000	$1,308,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

Cash received/(paid) during the period for:
Interest	$137,000	$(1,172,000)
Income taxes	$(6,800)	$(46,000)

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Operations – Sunland Entertainment Co., Inc. (“Sunland”) (formerly the Harvey Entertainment Company (“Harvey”)), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc. and Inferno Acquisition Corp. (collectively, (the “Company”)) is incorporated in the state of Delaware and is primarily engaged in the exploitation of motion picture product and related intellectual property.  Prior to the sale of the Harvey assets to Classic Media, LLC (“Classic Media”), as discussed below, the Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey’s predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well known characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch, and Hot Stuff (“Harvey Classic Characters”).  In 1993, the Company completed its initial public offering of common stock.  In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. (“PM Entertainment”), a producer and distributor of motion picture product.  In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001.  In connection with the sale to Classic Media, the Company changed its name to “Sunland Entertainment Co., Inc.”

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated results of operations and consolidated cash flows for the three and nine month periods ended September 30, 2002 and 2001.

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

Cumulative Effect of Accounting Principle Changes – On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”).  SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs.  Effective January 1, 2001, the Company adopted SOP 00-2, and as a result, recorded a one-time, non-cash charge of $628,000, or $0.14 per share.  This charge has been reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle change, effective January 1, 2001.  The adoption of SOP 00-2 does not have a material impact on the Company’s current and future years’ revenue and operating results.

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

New Accounting Guidance – As of January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 established new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method for combinations initiated after June 30, 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  Under SFAS No. 142, goodwill will be tested at the reporting unit level annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Upon adoption, amortization of goodwill, including goodwill from past business combinations, ceased.  Based on the Company’s assessment of goodwill, a one-time, non-cash charge of $2,861,000 was recorded.  In accordance with the transitional guidance, the charge was reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle changes effective June 30, 2002.  In addition, as a result of adopting SFAS No. 142 amortization expense related to the goodwill will decrease by approximately $1,428,000 in fiscal year 2002.  Included in the depreciation and amortization expense for the three and nine months ended September 30, 2001 is $237,000 and $338,000 of goodwill amortization expense, respectively.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets.  This statement is not applicable to the Company.

NOTE 2 - REINCORPORATION TO DELAWARE AND REVERSE STOCK-SPLIT

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

* * * *

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

International Exploitation of Motion Picture Product

In February 2001, the Company signed a 2-year exclusive agreement with Cinetel Films, Inc. (“Cinetel”) for Cinetel’s engagement as sales agent responsible for collecting accounts receivable and licensing PM Entertainment’s film library in foreign territories.   In the event that either company  (Sunland or Cinetel) is acquired, including a sale of all or substantially all of its assets, the Company shall have the right to terminate the agreement.  The Company is required to provide Cinetel with written notice that provides for termination and reversion within six months from the date of such notice.  Reversion is subject to the Company’s payment to Cinetel of  $150,000, which was reduced to $75,000 in February 2002.  The reversion fee is further reduced by 50% of sales agency fees paid to Cinetel up to and including the date of the reversion.  Cinetel has been paid $425,000 in sales agency fees to September 30, 2002.

On April 9, 2002, the Company canceled its Sales Agency Agreement with Cinetel, effective August 15, 2002.  Cinetel will remain actively involved during the transition phase, however, the Company will be primarily in charge of all sales and collection activities.

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

For the Three Months Ended September 30, 2002 and 2001

Results of Operations

Revenues

Net filmed entertainment revenues were $288,000 and $1,377,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease in revenue is due, in part, to the sale of the  Company’s library of classic characters to Classic Media effective February 1, 2001.  In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.  Additional decreases in revenue resulted from management’s decision not to finance new product.   All future filmed entertainment sales will derive solely from the Company’s existing library.

Net merchandising and licensing revenues were zero for the quarters ended September 30, 2002 and 2001, respectively.

Film Costs

Filmed entertainment costs of sales were $77,000 and $175,000 for the quarters ended September 30, 2002 and 2001, respectively.  The decrease in cost of sales is due to a decrease in the Company’s exploitation activities.

Amortization of the film library was $539,000 and $732,000 for the quarters ended September 30, 2002 and 2001, respectively.  The decrease in amortization is principally due to a decrease in filmed entertainment revenues, partially offset by a writedown on specific titles in the film library during 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $683,000 and $916,000 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of $233,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staffing and other overhead.

Depreciation and Amortization

Depreciation and amortization expense was $8,000 and $425,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease in amortization expense is due to the Company ceasing the amortization of goodwill as required by the provisions of SFAS No. 142 which was adopted on January 1, 2002.

Loss on Impairment of Marketable Securities

Loss on impairment of marketable securities was $1,000 and zero for the quarters ended September 30, 2002 and 2001, respectively.  The loss in 2002 results from an impairment in the value of Metromedia International Group, Inc. common stock.

Amortization of Deferred Financing Charges

Amortization of deferred financing charges was zero and $4,000 for the quarters ended September 30, 2002 and 2001, respectively.  Deferred financing charges in 2001 relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000.  The charges were being amortized over the five-year term of the facility.  The full balance of the loan was satisfied in October 2001.

Interest Income/(Expense)

Interest income/(expense) was $2,000 and $(50,000) for the quarters ended September 30, 2002 and 2001, respectively.  Interest expense decreased due to a decrease in notes payable.  The interest expense in 2001 of $50,000 consists of interest on the Imperial Bank loan secured by the motion picture “Inferno”.

Other Income/(Loss)

Other income/(loss) was $124,000 and $146,000 for the quarters ended September 30, 2002 and 2001, respectively.  The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

For the Nine Months Ended September 30, 2002 and 2001

Results of Operations

Revenues

Net filmed entertainment revenues were $927,000 and $10,325,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenue is due, in part, to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.  In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.  Additional decreases in revenue resulted from management’s decision not to finance new product.   All future filmed entertainment sales will derive solely from the Company’s existing library.

Net merchandising and licensing revenues were zero and $548,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenue is due to the sale of the Company’s library of classic characters to Classic Media effective February 1, 2001.

Film Costs

Filmed entertainment costs of sales were $118,000 and $1,038,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of sales is due to a decrease in the Company’s exploitation activities.

Amortization of the film library was $889,000 and $7,049,000 for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in amortization is due principally to a decrease in filmed entertainment revenues.

Other Cost of Sales

Merchandising cost of sales were zero and $93,000 for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in cost of sales is due to the sale of the Harvey Classic Characters to Classic Media in 2001 and closure of the Company’s in house licensing division in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,553,000 and $4,762,000 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $2,209,000. The decrease in selling, general and administrative expenses is principally due to a reduction in staffing and other overhead.

Depreciation and Amortization

Depreciation and amortization expense was $103,000 and $1,316,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in amortization expense is due to the Company ceasing the amortization of goodwill as required by the provisions of SFAS No. 142 which was adopted on January 1, 2002.

Loss on Impairment of Marketable Securities

Loss on impairment of marketable securities was $6,000 and $26,000 for the nine months ended September 30, 2002 and 2001, respectively.  The loss in 2002 results from an impairment in the value of Metromedia International Group, Inc. common stock.  The loss in 2001 consists of an impairment in the value of Tutornet common stock.  Tutornet stock was completely written off at September 30, 2001.

Gain/(Loss) on Disposition of Assets

Gain/(loss) on disposition of assets was $(92,000) and $4,189,000 for the nine months ended September 30, 2002 and 2001, respectively.  The loss in 2002 is due to the disposition of fixed assets during the current quarter.  The gain in 2001 is due primarily to the sale of assets, properties and rights of the Company’s library of Harvey Classic Characters and related contractual rights and agreements for $17 million to Classic Media.  The gain was partially offset by losses on the disposition of fixed assets during the year.

Gain on Settlement of Debt

Gain on settlement of debt was zero and $1,650,000 for the nine months ended September 30, 2002 and 2001, respectively. The gain on settlement was due to a $250,000 settlement on a license agreement, $1,000,000 pursuant to a settlement agreement with former stockholders of PM Entertainment, and $400,000 paydown of loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of Deferred Financing Charges

Amortization of deferred financing charges was zero and $1,304,000 for the nine months ended September 30, 2002 and 2001, respectively.  Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000.  The charges were being amortized over the five-year term of the facility.  In June 2001, the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest Income/(Expense)

Interest income/(expense) was $137,000 and $(837,000) for the nine months ended September 30, 2002 and 2001, respectively.  Interest income in 2002 consists primarily from amounts earned on the federal tax refund receivable.  The  net interest expense in 2001 consists of $642,000 of interest on the Chase Manhattan Bank credit facility, $38,000 in equipment financing charges, $183,000 of interest on other production loans, partially offset by interest income of $26,000.

Other Income/(Loss)

Other income was $389,000 and $153,000 for the nine months ended September 30, 2002 and 2001, respectively.  The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

Extraordinary Gain

Extraordinary gain was zero and $293,000 for the nine months ended September 30, 2002 and 2001, respectively. The gain in 2001 was due to a $293,000 settlement on subordinated notes payable to stockholders of the Company.

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

Liquidity and Capital Resources

Net cash provided by/(used in) operating activities was $(229,000) and $608,000 in the nine months ended September 30, 2002 and 2001, respectively.  The increase in cash used in operating activities was primarily due to a decrease in net income, investment in film inventory, gains on disposition of assets and settlement of debt, prepaids and accounts receivable, offset by a decrease in the amortization of deferred financing charges, accounts payable, participations and residuals and deferred revenue balances.

Net cash provided by investing activities was zero and $15,496,000 in the nine months ended September 30, 2002 and 2001, respectively.  Investing activities in 2001 resulted from the sale of substantially all of the Company’s classic character assets, properties and rights owned by the Company to Classic Media in February 2001 offset by an increase in cash used in the protection of trademarks in copyrights.

Cash used in financing activities was zero and $(16,384,000) in the nine months ended September 30, 2002 and 2001, respectively.   Cash used in financing activities in 2001 is due to the repayment of The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans.

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

ITEM 3 – DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation conducted by the Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the Company’s disclosure controls and procedures, the CEO and CFO concluded that, as of the evaluation date (1) there were no significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (3) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

ITEM 1.	-	Legal Proceedings

The Company is not currently involved in any material legal proceedings.

ITEM 2.	-	Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.		Defaults Upon Senior Securities

Not applicable

ITEM 4.		Submission of Matters to a Vote of Security Holders – None

ITEM 5.	Other Information
None

ITEM 6.	Exhibits and Reports and Form 8-K
(a)-

Exhibit 99.1 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code for Roger Burlage, CEO
Exhibit 99.2 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code for Monique Green, CFO

(b)-	Current Report on Form 8K dated August 13, 2002, reporting under Item 4, Changes in Registrant's Certifying Accountant, and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.

November 19, 2002	/s/ Monique D. Green
Name: Monique Green
Title: Chief Financial Officer and Corporate Secretary

SUNLAND ENTERTAINMENT CO., INC.

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By
Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Roger Burlage, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Sunland Entertainment, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ Roger Burlage
Chief Executive Officer

SUNLAND ENTERTAINMENT CO., INC.

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Monique D. Green, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Sunland Entertainment, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ Monique D. Green
Chief Financial Officer