Form 10KSB
period 2002-12-31
SUNLAND ENTERTAINMENT CO INC
filed 2003-04-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23000

SUNLAND ENTERTAINMENT CO., INC.

(Name of Small Business Issuer in its charter)

DELAWARE	95-4217605
(State or Other Jurisdiction of Organization)	(IRS Employer Incorporation or Identification No.)

11835 W. OLYMPIC BLVD., SUITE 550, LOS ANGELES, CALIFORNIA	90064
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: 310-444-4100

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  ☒

State issuer’s revenue for its most recent fiscal year: $1,119,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2003, a date within the past 60 days, is: $189,549

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 31, 2003: 455,017 (713,137 shares including 258,120 shares into which the Series A and B Preferred Stock could be converted).

Transitional Small Business Disclosure Format: Yes:  ☐    No:  ☒

Documents Incorporated By Reference

The following documents are incorporated by reference into this report: None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors” and, among others, the following:

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

PART I

ITEM 1.    BUSINESS

Introduction

General

Sunland Entertainment Co., Inc. (formerly The Harvey Entertainment Company), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc., and Inferno Acquisition Corp. (collectively, (the “Company”)) owns and exploits motion picture product and related intellectual property. Historically, this included a library of widely recognized classic characters (the “Harvey Classic Characters”) and a related film library of animated short features (the “Harvey Classic Library”).  The Company is the successor to Harvey Comics, Inc. (“Harvey Comics”) which was founded in 1939 by the Harvey family.

Recent Developments

Purchase of Pepin/Merhi Entertainment Group, Inc.

Effective April 3, 2000, the Company completed the acquisition of Pepin/Merhi Entertainment Group, Inc. (“PM Entertainment”) to broaden the scope of the Company’s entertainment operations.  PM Entertainment is a producer and distributor of motion pictures in the United States home video, television and Internet broadcasting markets as well as in all media in international markets.

The purchase price consisted of $6,500,000 paid in cash at closing, 36,300 common shares of the Company with a fair value of $1,668,000 and $2,050,000 in subordinated notes. The Company also assumed existing bank debt with Imperial Bank in the amount of approximately $5,300,000.  Additionally, the Company’s subsidiary Inferno Acquisition Corp., purchased from Imperial Bank a loan, secured by the motion picture “Inferno” and guaranteed by PM Entertainment.  The Company paid a down payment of $2,000,000 and obtained a loan in the amount of approximately $4,800,000.  Financial results from the operations of PM Entertainment are included in the Company’s accompanying Consolidated Financial Statements from the date of acquisition.  All bank debt acquired in connection with the purchase of PM Entertainment was completely satisfied at December 31, 2001.

Classic Media, LLC

In March 2001, the Company signed an Asset Sale and Purchase Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media, LLC (“Classic Media”).  The sale excluded PM Entertainment and related assets.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price.  The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.  In connection with the sale to Classic Media, the Company changed its name to “Sunland Entertainment Co., Inc.”

Reincorporation to Delaware and Reverse Stock-Split

On June 27, 2002, a special meeting of shareholders was held at the Company’s offices, where the proposal to change Sunland’s state of  incorporation from California to Delaware and enact a ten-for-one reverse split of the Company’s common and preferred stock were approved.  The Company subsequently changed its stock symbol to SLDE effective August 9, 2002.  The effect of this stock split was reflected in  the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

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

Changes In Management

Roger Burlage, the Chairman and Chief Executive Officer of the Company, notified the Board of Directors that he intends to resign from his position at the expiration of his contract in April of this year.  On January 15, 2003, the Board of Directors of the Company authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage’s employment term.  The Office of the President was created to provide general supervision, direction and control of the Company.  Roger Burlage, David Weiner, and Gary Freeman were appointed to serve in the Office of the President.  Mr. Freeman was also elected  the Company’s Chief Financial Officer and Corporate Secretary.

In September 2001, Caroline Stewart, the Company’s former Chief Financial Officer and Corporate Secretary resigned all of her positions with the Company and Monique Green was appointed the Secretary of the Company and Chief Financial Officer.  In September 2002, Monique Green resigned all of her positions with the Company.

The Company’s principal executive offices are located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064; its phone number is (310) 444-4100.

Sale of PM Entertainment Library

On April 10, 2003, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement with Film Library Acquisition Corp. (“Purchaser”) for the sale of our remaining principal asset, PM’s film library (the “PM Entertainment Library”), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library (the “Purchase Price”).  The transaction is subject to shareholder approval, and we expect to close by the end of June 2003.  In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement.  The agreement establishes a cut-off date (the “Cut-Off Date”) for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

The PM Entertainment Library currently represents substantially all of our assets and most of our liabilities, other than our fixed operating expenses.  Thus, as a result of this transaction, after the Closing we will have no continuing business operations.  Consequently, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

Additionally, pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Closing will trigger the liquidation preference provisions governing the Series A and B Preferred Stock.  As a result, the holders of our Series A and B Preferred Stock would be entitled to receive all of the proceeds from the sale of the PM Entertainment Library.  Discussions with the holders of our Series A and B Preferred Stock have indicated that these holders would be willing to waive their rights to these proceeds subject to the Company's acquisition of another business opportunity although the holders have not definitively agreed to waive their rights and there can be no assurance that these holders will waive these rights.

If our preferred stockholders waive their rights to the liquidation preference described above we intend to utilize the proceeds from the sale of the PM Entertainment Library for the possible acquisition of other businesses as opportunities arise.  Although we are actively considering a number of potential acquisition opportunities, we have not entered into any definitive agreement with respect to any specific future acquisitions.  However, we do not intend to purchase another film library or to search within any specific kind of industry or business, and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  Therefore, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary.  Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.  Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities.  In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including:

•                  potential benefits to us and our shareholders;

•                  working capital;

•                  financial requirements and availability of additional financing;

•                  history of operation, if any;

•                  nature of present and expected competition;

•                  quality and experience of management;

•                  need for further research, development or exploration;

•                  potential for growth and expansion;

•                  potential for profits; and

•                  other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity.  There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully.  Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.  Please see the section below entitled “Risks Related to the Sale of the PM Entertainment Library and Our Future Operations.”

Pending their ultimate application and the determination of our preferred stockholders, the net proceeds from the sale of the PM Entertainment Library will be used for general corporate purposes, and will be invested in high quality, short term, interest bearing investments and deposit accounts.  Depending upon the nature of any potential future acquisition and the requirement of any use of the proceeds therefore, we may also in the future consider distributing any excess proceeds to our Preferred Stockholders as a distribution.

Business

Historically, the Company’s business strategy involved exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and other ancillary markets.  The assets, rights and properties pertaining to these activities were sold to Classic Media in June 2001.  Through the Company’s subsidiary, PM Entertainment, the Company has continued its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets.  Due to depressed market conditions, the Company has decided not to finance new film product.  If the Company does not successfully complete the sale of the PM Entertainment Library, the Company will continue to operate as a scaled-back business focusing on the sale and licensing of that library.   Although the Company previously engaged Houlihan Lokey Howard & Zukin, or “Houlihan,” to explore strategic alternatives that may have been available to the Company following the completion of its transaction with Classic Media, the Company terminated its agreement with Houlihan in February of 2002.

Whether or not the Company successfully completes the sale of the PM Entertainment Library, the Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.  The Company does not intend to limit its search to any specific kind of industry or business.  It may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  A potential venture might need additional capital or merely desire to have its shares publicly traded.

Filmed Entertainment

Filmed entertainment includes direct-to-video films, television movies and television series. Through its subsidiary PM Entertainment, the Company extended its operations into the lower budget feature film and video arena. The predecessor of PM Entertainment was an independent entertainment company that produced and distributed motion pictures into the domestic television and home video markets and into the international markets for all media.  PM Entertainment’s most valuable assets are its film library of approximately 140 motion picture titles and 74 episodes of television series.  The Company previously retained Cinetel Films to act as its sales agent to foreign licensee agreements, Ventura Distribution to handle the distribution of its domestic home video division and other outside sales consultants for the Company’s television properties.   On April 9, 2002, the Company canceled its Sales Agency Agreement with Cinetel, effective August 15, 2002.  Currently, the Company is primarily in charge of all sales and collection activities.

Merchandising

In March 2000, the Company appointed Felix the Cat Productions, Inc.(“FTCP”), as its exclusive licensing agent for Latin America. The agreement covered all of the Company’s Harvey Classic Characters for a term of seven and one-half years.

In June 2000, the Company appointed Hearst Entertainment as its exclusive licensing agent for the remainder of the world. The agreement covered all of the Company’s Harvey Classic Characters for a term of two years.

In June 2001, all of the Company’s Harvey Classic Character assets, properties and rights were sold to Classic Media and the Company’s merchandising and licensing division was dissolved.

Intellectual Property Assets

The Company’s principal assets are its intellectual property rights in its proprietary PM Entertainment library consisting of approximately 140 films and 74 television episodes.  The Company has applied for and received copyright and trademark protection in the United States and copyright protection in certain foreign countries which are parties to the Berne Convention, on many but not all of its film library.  The Company attempts vigorously to protect against infringements on the rights it holds to its proprietary film library.

Competition

Competition is intense in the filmed entertainment industry in which the Company operates.  The Company’s licensed products compete with products produced and/or distributed by major entertainment companies, as well as numerous smaller entertainment companies.  Many of these competitors have significantly longer operating histories, greater financial resources and larger film catalogs than the Company.  Additionally, the film entertainment market for independent films has suffered dramatically over the past year, creating a decreased value on film assets.  Such economic cycles are common and the Company believes as the global economy rebounds, there will be a resurgence in the independent film market as well.

Employees

The Company employs approximately 3 persons on its full-time staff.  For the Company’s filmed entertainment  productions, the Company hires independent contractors or production facilities for creative work on an as-needed basis. None of the Company’s employees are represented by a union and the Company believes relations with its employees are good.

Factors Which May Affect Future Results

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

Operating Losses.    The Company experienced operating losses for the fiscal years ended December 31, 2002 and 2001.  Such losses are expected to continue into the 2003 year as a result of the lack of product for release in the entertainment media.  There can be no assurance that the Company can achieve its business plan, and operating losses are likely to continue into the future.

Risks Related To The Filmed Entertainment Industry.    Motion picture production, acquisition and distribution are highly competitive businesses.  The Company competes with major studios, other independent motion picture and television companies, large diversified entertainment conglomerates and others.  Some of the Company’s competitors are entities that are part of larger, diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide superior means of distributing their products and stable sources of earnings to offset fluctuations in the financial performance of their motion picture and television operations.  There is a risk that some or all of the Company’s motion pictures, if any, will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

The television, motion picture and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a trademarked or copyrighted television program, video production or motion picture depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company’s production and other costs.

Audience acceptance of the Company’s products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and other intangible factors, all of which change rapidly and cannot be predicted with any certainty.

The entertainment industry in general, and the motion picture industry in particular, continues to undergo significant changes, primarily due to technological developments, shifting consumer tastes and the popularity and availability of other forms of entertainment.  As a result, it is impossible to predict the overall effect these factors will have on the operations of the Company.

Fluctuation In Revenue Recognition From Film Licensing.    The Company’s quarterly and yearly operating results may fluctuate in part due to the manner in which the Company is required to record revenue from film licensing agreements.  Although film licensing agreements typically grant rights for a period of one to five years, revenues are typically recognized when the license period begins, provided certain conditions are met.  Fluctuations in quarterly and yearly operating results may also arise due to the Company’s timing in entering into film licensing agreements.  Therefore, the Company believes that period-to-period comparisons of its results from operations are not necessarily an accurate indication of future performance.

Intellectual Property Rights.    The Company’s principal assets are its intellectual property rights. The Company has applied for and received copyright and trademark protection in the United States, and copyright protection in many foreign countries, on many publications and other works.  The Company endeavors to protect against infringements on the rights it holds.

The term of copyright protection in the U.S. is limited by statute and trademark rights, while potentially of indefinite duration, must be continually used and, depending on the date of publication, may have to be periodically renewed.

The Company believes it has protectible rights with respect to all of its proprietary film library subject to licenses granted by the Company.  There is, however, no assurance that claims will not be asserted against the Company which, if successful, would have a material adverse effect on the Company’s business.

Risks Related to the Successful Sale of the PM Entertainment Library and Our Future Operations

If the sale of the PM Entertainment library is successful, the Company may be subject to substantial risks specific to another business or business opportunity, the specific risks of which the Company cannot currently ascertain.  If the Company successfully completes the sale of the PM Entertainment library and subsequently acquires or merges with another business, it may be subject to substantial risks specific to a particular business or business opportunity, the specific risks of which cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, the Company’s proposed business operations may be highly speculative and be subject to the same types of risks inherent in any new or unproven venture.

If the sale of the PM Entertainment library is successful, we will have no material assets other than cash, and no source of revenue.  If the Company successfully completes the sale of the PM Entertainment library, it will have no material assets other than cash and will have no revenues.  It is unlikely that the Company will receive any revenues until it completes an acquisition or merger.  There can be no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

Our Auditors Have Expressed a Going Concern Opinion.  Even with the Company’s continuing operation of the PM Entertainment library, its independent auditors discuss in their report the Company’s ability to continue as a going concern. They include a statement that: “[a]s discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  If the Company successfully completes the sale of the PM Entertainment library and is unable to subsequently consummate a successful acquisition or merger, the Company may be forced to cease operations.  You are encouraged to read Note 1 to the financial statements included in this report.

Discretionary Use of Proceeds.  If the Company successful completes the sale of the PM Entertainment library, it will not be engaged in any substantive business activities other than looking for and investigating business opportunities.  Accordingly, management will have broad discretion with respect to the potential acquisition of assets, property or business.  There can be no assurance that the Company’s use or allocation of its available cash will allow the Company to achieve its business objectives.

ITEM 2.    PROPERTIES

The principal offices of the Company consist of approximately 14,000 square feet of general office space located at

11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064.  The Company entered into a seven-year lease for such office space commencing in December 1999, with a five-year option to renew.  The Company also leases approximately 9,000 square feet of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993.  The Company has entirely subleased the Santa Monica space to an unaffiliated person until July of 2004.

The principal offices of PM Entertainment consisted of approximately 120,000 square feet of general office, post production and sound stage facilities located in Sunland, California.  In connection with the acquisition of PM Entertainment, the Company entered into a two year lease of the premises with an option to purchase the facility and surrounding property, which expired March 31, 2002.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR ISSUER’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Prices

The Company’s common stock, no par value (the “Common Stock”) is currently traded on the Over-The Counter Bulletin Board under the symbol “SLDE.OB.”  On June 27, 2002, a special meeting of shareholders was held at the Company’s offices, where the proposal to enact a ten-for-one reverse split of the Company’s common  and preferred stock was approved.  The Company subsequently changed its stock symbol from “SUNE.OB”  to  “SLDE.OB,” effective August 9, 2002.   The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the common stock, as reported on the Over-The-Counter Bulletin Board.

Quarterly Period	High	Low
Fiscal year ended December 31, 2001:
First Quarter	$4.50	$1.30
Second Quarter	$2.20	$1.00
Third Quarter	$2.00	$0.90
Fourth Quarter	$1.20	$0.70

Fiscal year ended December 31, 2002:
First Quarter	$1.10	$0.80
Second Quarter	$1.20	$0.70
Third Quarter	$1.00	$0.70
Fourth Quarter	$0.72	$0.45

Holders

As of March 29, 2003, there were approximately 160 holders of record of the Company’s Common Stock.

Dividends

The Company has never paid cash dividends on the Common Stock.  The Board of Directors expects that the Company will continue to retain any future earnings for use in its business.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	29,000	75.90	5,000
Equity compensation plans not approved by security holders	134,000	106.57	0
Total	163,000	101.02	5,000

As a result of a refinancing that took place in 1999, the Company granted options, not covered by its stockholder approved stock incentive plans, to purchase 134,462 shares of common stock to certain employees, officers and directors. These options vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $90 to $120 per share and expire six to eight years from their issuance date.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company conducts its operations through its wholly-owned subsidiaries, which include Sunland Entertainment, Inc. and PM Entertainment.  The Company’s revenues were  previously derived from two primary sources: (i) filmed entertainment and (ii) merchandising and licensing.   In June 2001, all of the Company’s Harvey Classic Character assets, properties and rights were sold to Classic Media and the Company’s merchandising and licensing division was dissolved.   Since that time, the Company’s revenues have been derived solely from film entertainment.  This Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Recent Developments

Sale of PM Entertainment Library

On April 10, 2003, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement with Film Library Acquisition Corp. (“Purchaser”) for the sale of our remaining principal asset, PM’s film library (the “PM Entertainment Library”), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library  (the “Purchase Price”).  The transaction is subject to shareholder approval, and we expect to close by the end of June 2003.  In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement.  The agreement establishes a cut-off date (the “Cut-Off Date”) for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

Additionally, pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Closing will trigger the liquidation preference provisions governing the Series A and B Preferred Stock. As a result, the holders of our Series A and B Preferred Stock would be entitled to receive all of the proceeds from the sale of the PM Entertainment Library. Discussions with the holders of our Series A and B Preferred Stock have indicated that these holders would be willing to waive their rights to these proceeds subject to the Company's acquisition of another business opportunity although the holders have not definitively agreed to waive their rights and there can be no assurance that these holders will waive these rights.

If our preferred stockholders waive their rights to the liquidation preference described above we intend to utilize the proceeds from the sale of the PM Entertainment Library for the possible acquisition of other businesses as opportunities arise.  Although we are actively considering a number of potential acquisition opportunities, we have not entered into any definitive agreement with respect to any specific future acquisitions.  However, we do not intend to purchase another film library or to search within any specific kind of industry or business, and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  Therefore, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary.  Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.  Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities.  In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including:

•                  potential benefits to us and our shareholders;

•                  working capital;

•                  financial requirements and availability of additional financing;

•                  history of operation, if any;

•                  nature of present and expected competition;

•                  quality and experience of management;

•                  need for further research, development or exploration;

•                  potential for growth and expansion;

•                  potential for profits; and

•                  other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity.  There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully.  Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.  Please see the section entitled “Risks Related to the Sale of the PM Entertainment Library and Our Future Operations.”

Pending their ultimate application, and the determination of our preferred stockholders, the net proceeds from the sale of the PM Entertainment Library will be used for general corporate purposes, and will be invested in high quality, short term, interest bearing investments and deposit accounts.  Depending upon the nature of any potential future acquisition and the requirement of any use of the proceeds therefore, we may also in the future consider distributing any excess proceeds to our Preferred Stockholders as a distribution.

Critical accounting policies and estimates

General

The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The following accounting policies require significant management judgments and estimates:

•                  Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management’s judgment as it relates to totals revenues to be received and costs to be incurred throughout the life of each program or license period.  These judgments are used to determine the amortization of capitalized programming costs associated with revenues earned and any net realizable value adjustments.

•                  The Company accounts for its business acquisitions under the purchase method of accounting.  The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

•                  The Company assesses potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

•                  The Company adopted SFAS 142 “Accounting For Goodwill and Other Intangible Assets” in the first quarter of 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with this standard.  The impairment charge taken in the first quarter of 2002 was recognized as a cumulative effect of a change in accounting principle.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from these estimates.

Consolidated Statement of Discontinued Operations

	Year Ended December 31,
	2002	2001
Filmed entertainment revenues	$1,119,000	$10,894,000
Merchandising revenues	—	547,000
Total operating revenues	1,119,000	11,441,000
Film costs	2,135,000	8,411,000
Other costs of sales	—	93,000
Selling, general & administrative expenses	3,744,000	6,240,000
Depreciation and other amortization	112,000	1,749,000
Loss from operations	(4,872,000)	(5,052,000)
Other income (loss)	594,000	3,935,000
Loss before income taxes	(4,278,000)	(1,117,000)
Extraordinary gain	—	293,000
Cumulative effect of accounting changes	(2,861,000)	(628,000)
Net loss	(7,139,000)	(1,452,000)
Preferred stock dividends	(1,168,000)	(1,304,000)
Excess of carrying amount on preferred stocks and warrants over fair value transferred to shareholders	—	6,579,000
Excess of fair value of Series B stock (less carrying amount and associated beneficial conversion feature of Series A redeemed)	—	(469,000)
Net income (loss) applicable to common stockholders	$(8,307,000)	$3,354,000
Basic & Diluted net income (loss) per share	$(18.26)	$7.37

Results From Discontinued Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenues

The Company’s net filmed entertainment revenues were $1,119,000 in 2002 and $10,894,000 in 2001, a decrease of $9,775,000.  The decrease is due, in part, to the sale of the Company’s library of Harvey Classic Characters to Classic Media in June 2001 with an effective date of February 1, 2001.  In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.  Additional decreases in revenue resulted from management’s decision not to finance new product.    The 2002 revenue primarily consists of $445,000 of foreign broadcast license revenues, $285,000 of domestic home video revenues,  $194,000 of domestic license fee revenues, and $195,000 from other sources, such as music royalty revenues.

Net merchandising revenues were zero and $547,000 in 2002 and 2001, respectively, a decrease of $547,000. The decrease in revenue is due to the sale of the Company’s library of Harvey Classic Characters to Classic Media in June 2001. The merchandising revenues consisted of new licenses for the worldwide merchandising of the Harvey Classic Characters entered into by Hearst Entertainment on behalf of the Company in 2001.

Film Costs

Costs of sales (including film amortization) relating to filmed entertainment revenues were $2,135,000 and $8,411,000 in 2002 and 2001, respectively. The decrease in cost of sales is due to a decrease in film activity in addition to the sale of the Company’s Harvey Classic Characters to Classic Media in June 2001.

Other Costs of Sales

Merchandising costs of sales were zero and $93,000 in 2002 and 2001, respectively.  The decrease in cost of sales is due to the sale of the Harvey Classic Characters in June 2001 and closure of the Company’s in-house merchandising and licensing division in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,744,000 and $6,240,000 for 2002 and 2001, respectively.  The decrease in selling, general and administrative expenses of $2,496,000 in 2002 is due to a reduction in staffing and other overhead.  The Company has budgeted  for additional overhead reductions in the first quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expense was $112,000 and $1,749,000 in 2002 and 2001, respectively.  The $1,637,000 decrease is due to the Company ceasing the amortization of goodwill as required by the provisions of  SFAS No. 142 which was adopted on January 1, 2002.

Other Income/(Loss)

Loss on the impairment of securities was $5,000 and $26,000 in 2002 and 2001, respectively.  The loss in 2002 results from an impairment in the value of Metromedia International Group, Inc. common stock.  The loss in 2001 consists of an impairment in the value of Tutornet common stock. Tutornet stock was completely written off at June 30, 2001.

Gain/(Loss) on disposition of assets was $(91,000) and $3,913,000 in 2002 and 2001, respectively.   The loss in 2002 is due to the disposition of fixed assets.  The gain in 2001 is due primarily to the sale of assets, properties and rights of the Company’s library of Harvey Classic Characters and related contractual rights and agreements for $17 million to Classic Media.  This gain was partially offset by losses on the disposition of fixed assets during 2001.

Gains on settlement were zero and $1,650,000 in 2002 and 2001, respectively.  The gains were due to a $250,000 settlement on a license agreement, $1,000,000 pursuant to a settlement agreement with former stockholders of PM Entertainment, and a $400,000 paydown of a loan pursuant to a settlement agreement with The Motion Picture Bond Company.

Amortization of deferred financing charges was zero and $1,308,000  in 2002 and 2001, respectively.  Deferred financing charges relate mainly to a revolving credit facility entered into with The Chase Manhattan Bank in April 2000. The charges were being amortized over the five-year term of the facility.  In June 2001, the Company repaid the amount owing in full and wrote off the remaining deferred financing charges.

Interest income/(expense), net was $139,000 and $(839,000) in 2002 and 2001, respectively.  Interest income in 2002 consists primarily from amounts earned on the federal tax refund receivable.  The net expense in 2001 consists of $642,000 of interest on The Chase Manhattan Bank credit facility, $38,000 in equipment financing charges, $186,000 of interest on other production loans and was partially offset by $27,000 of interest income.  See “Liquidity and Capital Resources”.

Other income was $551,000 and $545,000 in 2002 and 2001, respectively. The income was derived principally from sublease arrangements on leased office space that is no longer occupied.  The company received $469,000 of rent income in 2002, and $443,000 in 2001.

Extraordinary Gain

Extraordinary gain was zero and $293,000 in 2002 and 2001, respectively. The gain is due to a $293,000 settlement on subordinated notes payable to stockholders of the Company.

Cumulative Effect of Accounting Changes

Effective January 1, 2002, the Company changed the accounting for goodwill from an amortization method to an impairment only approach, which resulted in a one-time, non-cash charge of $2,861,000.

Effective January 1, 2001, the Company changed its method of accounting for film costs, which resulted in a one-time non-cash charge of $628,000.

Liquidity and Capital Resources

Net cash provided by/(used in) operating activities was $(67,000) and $2,855,000 in 2002 and 2001, respectively. The increase in cash used in operating activities was primarily due to a decrease in net income, investment in film inventory, gains on disposition of assets and settlement of debt, prepaids and accounts receivable, offset by a decrease in the amortization of deferred financing charges, accounts payable, participations and residuals and deferred revenue balances.

Net cash provided by/(used in) investing activities was zero and $16,075,000 in 2002 and 2001, respectively.  Cash provided by investing activities in 2001 resulted from the sale of substantially all of the Company’s Harvey Classic Character assets, properties and rights owned by the Company to Classic Media.

Net cash provided by/(used in) financing activities was zero and $(18,475,000) in 2002 and 2001, respectively.  Cash used in financing activities in 2001 is due to the repayment of a credit facility the Company entered into with The Chase Manhattan Bank credit facility, subordinated notes payable to stockholders and other production loans.

In June 2001, the Company repaid all borrowings under (i) a credit facility entered into with The Chase Manhattan Bank , (ii) production loans received from The Lewis Horwitz Organization and (iii) on subordinated notes payable to stockholders of the Company.

In March 2001, the Company signed an Asset Purchase and Sale Agreement with Classic Media for the sale of substantially all of the Company’s Harvey Classic Character assets, properties and rights.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price.  The assets, properties and rights sold include the Company’s library of Harvey Classic Characters and certain contractual rights and agreements that relate to those assets. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions.

Pursuant to the terms of  Loan and Security Agreements, entered into with the Lewis Horwitz Organization, the Company received loans from The Lewis Horwitz Organization, which loans were secured by the accounts receivable of certain motion pictures.  The loans were fully repaid in February 2001.

In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment.  The purchase price consisted of $6,500,000 in cash, 36,300 common shares of the Company with a fair value of $1,668,000, a $2,050,000 subordinated note and assumption of Imperial Bank debt of approximately $5,300,000.  In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, secured by the motion picture “Inferno”, by paying a down payment of $2,000,000 and obtaining a loan from Imperial Bank in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement.  Loans from Imperial Bank were completely repaid by December 31, 2001.

At April 3, 2000, the Company entered into a five year, $25,000,000 revolving credit facility with The Chase Manhattan Bank to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition.  In June 2001, upon the closing of the Classic Media transaction, the Company repaid all borrowings under the Facility and the Facility was terminated.

Management believes that the Company’s current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company’s remaining film library are not sufficient to provide the necessary liquidity and financing for the Company’s operating financial needs as set forth in Management’s current business plan for the next twelve months.  To address previous liquidity issues management sold certain assets, properties and rights owned by the Company to Classic Media.  The assets, properties and rights sold included the Company’s library of Harvey Classic Characters and certain contractual rights and agreements that related to those assets.  The purchase price of

$17 million plus the assumption of certain liabilities was paid in cash at closing, which occurred on June 22, 2001, after the receipt of shareholder vote and satisfaction of other customary closing conditions.  Management utilized the funds to repay a significant portion of the Company’s debt outstanding, including the borrowings under The Chase Manhattan Bank  credit facility and subordinated notes payable.  On April 10, 2003, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement with Film Library Acquisition Corp. for the sale of PM’s film library.  If the Company does not successfully complete the sale of the PM Entertainment Library, management will continue to operate the Company as a scaled-back business focusing on the sale of that PM library.

Whether or not the Company successfully completes the sale of the PM Entertainment Library, the Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.  The Company does not intend to limit its search to any specific kind of industry or business.  It may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  A potential venture might need additional capital or merely desire to have its shares publicly traded.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years.

ITEM 7. FINANCIAL STATEMENTS

Pages F-1 through F-21 follow.

The following tables set forth supplementary data for each of the years in the two-years ended December 31, 2002.

	2002
	March 31	June 30	Sept 30	Dec 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$218,000	$421,000	$288,000	$192,000
Gross Profit (Loss)	169,000	79,000	(328,000)	(936,000)
Loss before extraordinary gain and cumulative effect of accounting principle change	(564,000)	(850,000)	(894,000)	(1,970,000)
Net Income (Loss)	(564,000)	(3,711,000)	(894,000)	(1,970,000)
Net Income (Loss) attributable to Common Stock	(848,000)	(4,000,000)	(1,189,000)	(2,270,000)
Income (Loss) per share:
Basic and Diluted	$(1.86)	$(8.79)	$(2.61)	$(5.00)

	2001
	March 31	June 30	Sept 30	Dec 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,545,000	$2,951,000	$1,377,000	$568,000
Gross Profit	909,000	1,314,000	470,000	244,000
Income (Loss) before extraordinarygain and cumulative effect of change in accounting principle	(2,283,000)	3,502,000	(779,000)	(1,557,000)
Net Income (Loss)	(2,911,000)	3,795,000	(779,000)	(1,557,000)
Net Income (Loss) attributable to Common Stock	(3,285,000)	2,950,000	5,525,000	(1,836,000)
Income (Loss) per share:
Basic and Diluted	$(7.20)	$6.50	$12.07	$(4.00)

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

Set forth below is certain information with respect to the directors and executive officers of the Company as of the date of the filing of this report:

Name	Age	Position
Roger A. Burlage	60	Chairman of the Board, Chief Executive Officer, and Co-President
David B. Weiner	46	Co-President
Gary Freeman	35	Co-President, Chief Financial Officer and Corporate Secretary
William Dallas	48	Director
Michael S. Doherty	49	Director
Gary M. Gray	58	Director
Paul Guez	59	Director

Roger A. Burlage and Gary Freeman currently serve as directors and executive officers of the Company’s primary wholly owned subsidiary, PM Entertainment.  Directors are currently elected for terms of one year each.

The Company’s Bylaws allow the Board to fix the number of directors between five and nine. The number of directors is currently fixed at five.

Roger A. Burlage has served as Chairman and Chief Executive Officer of The Sunland Entertainment Co., Inc. since April 1999.  Mr. Burlage was also elected Co-President in January 2003.  Until he joined the Company, Mr. Burlage was President of Burlage/Edell Productions Inc., a film and television production company which he formed in February 1998 with his partner Elaine Hastings-Edell, and Chief Executive Officer of Heartland Entertainment, Inc., an independent film production entity.  From March 1996 until July 1997, he served as Chairman and Chief Executive Officer of LIVE Entertainment Inc. (“LIVE”), a diversified independent entertainment company, after serving as President and Chief Executive Officer since joining LIVE in January 1994.  Mr. Burlage became a Director of LIVE in December 1994, and after LIVE’s sale to a private investor group in July 1997 remained with LIVE until February 1998 on a significantly full time basis as a transitional Chairman.  From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc. (“Trimark”), an independent entertainment entity, and most recently was a member of Trimark’s Board of Directors from April 1998 until April 1999.  Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including executive positions with New World Pictures, Ltd. and with AVCO Corporation and AVCO Embassy Pictures.

David B. Weiner was elected Co-President in January  2003.   Mr. Weiner is currently a management consultant with the consulting firm of W-Net, Inc.  From 1993 to 1998, Mr. Weiner served as Vice President, Senior Vice President, and President of K-Tel, International, a music and direct marketing company.  Prior to joining K-Tel, International, Mr. Weiner worked in the corporate finance consulting group of  Deloitte and Touche.

Gary Freeman was elected Co-President, Chief Financial Officer and Corporate Secretary in January 2003.   Mr. Freeman is currently a Vice President with Kellogg & Andelson, a Southern California based public accounting firm.   From 1990 to 2000, Mr. Freeman worked at BDO Seidman, LLP in various capacities, including as a partner from 1998 to 2000.

William Dallas was appointed as a Director of the Company  in March of 2001.  Mr. Dallas also served as a director from May of 2000 through December of 2000.  Mr. Dallas is the founder of First Franklin and has served as its Chairman since 1981.  First Franklin is a leading nonprime wholesale lender in the mortgage banking industry.  The firm provides mortgage lenders with a wide variety of products and services, focusing on its proprietary risk-based Direct Access loan programs.  First Franklin is a subsidiary of National City Corporation (NYSE:NCC).  Headquartered in San Jose, First Franklin employs close to 900 professionals in over 30 locations nationwide.  National City Corporation is one of the nation’s largest commercial banks.  Mr. Dallas has also co-founded two other banking institutions:  In 1995, Mr. Dallas helped found Heritage Bank of Commerce (NASDAQ HTBC), a community business bank serving Silicon Valley; and in 1998, Mr. Dallas helped found California Oaks State Bank in Thousand Oaks.  Mr. Dallas is a Certified Mortgage Banker, and is a Board advisor to Factual Data Corporation, a Colorado based credit services provider since.  Mr. Dallas also presently serves as director for the following companies: Affinity Corporation a private technology company dedicated to mortgage fraud detection, LoanCity.com a provider of mortgage infrastructure technology and products based in San Jose, Diversified Capital, a mortgage brokerage in Northern California, and Finet.com a publicly traded mortgage company.  Mr. Dallas accepted the nomination of California Lutheran University, or “CLU,” to be secretary of the Board of Regents and he teaches Venture Development, a class he created at CLU.

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

Paul Guez has been a Director of  the Company since 1999.  As an investor in many business activities, Mr. Guez is also chairman of the board of DVT 3000, a DVD company, and has been the president of Stone Canyon International, a movie production firm, since 1998.  For the past eleven years, Mr. Guez has been overseeing Azteca Production, a clothing manufacturing company that he founded with his brother, Hubert Guez in 1990.  Prior to Azteca, Mr. Guez headed the JAG clothing label, which he purchased in 1984, as well as the Sasson Jeans label which he launched in 1976.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

Section 16(a) of the Securities Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER REMUNERATION

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2002, 2001 and 2000 to the Company’s Chief Executive Officer.  No other executive officer that was serving at the end of the last completed fiscal year (2002) earned over $100,000.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
Name and Principal Position	Year	Annual Compensation		Common Stock Underlying Options	All Other Compensation
		Salary	Bonus
Roger A. Burlage	2002	$560,314	N/A	N/A	$7,500	(1)
Chairman, Chief	2001	$543,734	N/A	N/A	7,500	(1)
Executive Officer, and Co-President	2000	$519,412	N/A	N/A	$7,500	(1)

(1) Represents benefits paid under Mr. Burlage’s employment contract related to country club dues.

OPTION GRANTS IN LAST FISCAL YEAR

The following table and related footnotes set forth the number of securities underlying options granted in the last fiscal year (2002) and held by the Company’s Chief Executive Officer.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Roger A. Burlage	0	N/A	N/A	N/A

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/02	Value of Unexercised In-the-Money Options at 12/31/02
Roger A. Burlage	0	N/A	64,032	0

DIRECTOR COMPENSATION

Directors of the Company who are neither employees of the Company nor of the Company’s affiliates receive $20,000 in cash each year for serving on the Board.

Employment and other arrangements between the Company and any named executive officer are described in Part III, Item 12, of this Form 10-KSB and are incorporated herein by this reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003, certain information regarding the beneficial ownership of the Company’s Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) the Company’s Chief Executive Officer, (iii) each of the Company’s directors, (iv) each person who is an executive officer of the Company as of March 31, 2003, and (v) the Company’s current directors and executive officers as a group:

Name and Address of Beneficial Owners	Title of Class(1)	Number of Shares and Nature of Beneficial Ownership	Percent of Class(2)
AKA USA Holdings Limited(3)	Common Stock	105,500	23.19%
Beneficial Owner	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Ahmad Bin Khalid Al-Saud (3)	Common Stock	105,500	23.19%
Beneficial Owner	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Gary Stein(4)	Common Stock	35,000	7.69%
Beneficial Owner	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Dimensional Fund Advisors Inc.(5)	Common Stock	28,560	6.28%
Beneficial Owner	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Universal Studios, Inc.(6)	Common Stock	37,450	8.23%
Beneficial Owner	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Aim Holdings, LLC(7)	Common Stock	13,109	0.91%
Beneficial Owner	Series A Preferred Stock	647	12.45%
	Series B Preferred Stock	—	—
Sheldon Brody(8)	Common Stock	10,618	0.74%
Beneficial Owner	Series A Preferred Stock	524	10.08%
	Series B Preferred Stock
Gerard Guez(9)	Common Stock	26,195	1.80%
Beneficial Owner	Series A Preferred Stock	154	2.96%
	Series B Preferred Stock	1,138	9.30%
Park Financial Corporation(10)	Common Stock	26,218	1.80%
Beneficial Owner	Series A Preferred Stock	1,293	24.89%
	Series B Preferred Stock	—	—
L D B Corporation(11)	Common Stock	26,218	1.80%
Beneficial Owner	Series A Preferred Stock	129	2.49%
	Series B Preferred Stock	1,164	9.51%
Checchi Family Trust(12)	Common Stock	26,220	1.80%
Beneficial Owner	Series A Preferred Stock	—	—
	Series B Preferred Stock	1,293	10.57%
Roger A. Burlage(13)	Common Stock	73,803	12.45%
Chairman, Co-President and C.E.O.	Series A Preferred Stock	66	1.27%
	Series B Preferred Stock	594	4.85%
Michael S. Doherty(14)	Common Stock	8,000	1.73%
Director	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Paul Guez(15)	Common Stock	109,270	4.38%
Director	Series A Preferred Stock	765	14.72%
	Series B Preferred Stock	5,635	46.05%
Gary M. Gray(16)	Common Stock	12,750	2.73%
Director	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
William Dallas(17)	Common Stock	26,218	1.80%
Director	Series A Preferred Stock	129	2.49%
	Series B Preferred Stock	1,164	9.51%
David Weiner(18)	Common Stock	—	—
Co-President	Series A Preferred Stock	—	—
	Series B Preferred Stock	—	—
Gary Freeman(19)	Common Stock	—	—
Co-President, Chief Financial Officer and Corporate Secretary	Series A Preferred Stock Series B Preferred Stock	— —	— —
All Officers and Directors a group(20) (7 persons)	Common Stock Series A Preferred Stock Series B Preferred Stock	230,041 960 7,392	20.13 18.48 60.42	% % %

(1)          When voting with the shares of Common Stock on an as-converted basis, each share of Series A and Series B Preferred Stock is entitled to 14.815 votes (the number of shares of Common Stock into which each share is convertible).  The Series A Preferred Stock is entitled to elect two of the Company’s five directors and is otherwise entitled to vote on all matters (including the election of remaining directors) together with holders of Series B Preferred Stock and Common Stock voting as a class on an as-converted basis.  The Series B Preferred Stock is entitled to vote on all matters (including the election of remaining directors) together with holders of Series A Preferred Stock and Common Stock voting as a class on an as-converted basis.

(2)          The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, (B) the number of shares of Common Stock issuable upon conversion of the beneficial owner’s Series A Preferred Stock and Series B Preferred Stock, and (C) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (X) the total number of shares of Common Stock outstanding (455,017), (Y) the number of shares of Common Stock issuable upon conversion of the beneficial owner’s Series A Preferred Stock and Series B Preferred Stock, and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator. The percent of Series A Preferred Stock owned is calculated using the number of shares of Series A Preferred Stock beneficially owned as the numerator and the total number of shares of Series A Preferred Stock outstanding on March 31, 2003 (5,195) as the denominator. The percent of Series B Preferred Stock owned is calculated using the number of shares of Series B Preferred Stock beneficially owned as the numerator and the total number of shares of Series B Preferred Stock outstanding on March 31, 2003 (12,235) as the denominator.

(3)          Includes shares held by AKAUSA and Mr. Al-Saud. The United States mailing address of AKAUSA and the United States address of Mr. Ahmad Bin Khalid Al-Saud is 3535 N. W. 58th Street, Suite 950, Oklahoma City, Oklahoma 73112. AKAUSA is a Cayman Islands corporation, 100% of whose stock is owned by Mr. Ahmad Bin Khalid Al-Saud, a citizen and resident of Saudi Arabia. 45,500 shares are held in AKAUSA’s name, and 60,000 shares are held in Mr. Al-Saud’s name. However, since Mr. Al-Saud owns 100% of AKAUSA, all voting power is held by Mr. Al-Saud.

(4)          The address of Gary Stein is 301 E. 48th Street #20F, New York, NY 10017.

(5)          The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(6)          The address of Universal Studios, Inc. is 100 Universal City Plaza, Universal City, California 91608.

(7)          The address of Aim Holdings, LLC is 315 North Swall Drive, Unit 302, Beverly Hills, California 90211. Percent of class of Common Stock includes 9,580 shares of Series A Preferred Stock (as-converted); and exercisable options/warrants to purchase 3,529 shares of Common Stock within 60 days.

(8)          The address of  Sheldon Brody is 86 Fox Hedge Road, Saddle River, New Jersey 07458. Percent of class of Common Stock includes 7,760 shares of Series A Preferred Stock (as-converted); and exercisable options/warrants to purchase 2,859 shares of Common Stock within 60 days.

(9)          The address of Gerard Guez is 3151 East Washington Boulevard, Los Angeles, California 90023. Percent of class of Common Stock includes 2,274 shares of Series A Preferred Stock (as-converted); 16,861 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 7,059 shares of Common Stock within 60 days.

(10)    The address of Park Financial Corporation is 1800 Moler Road, Columbus, Ohio 43207. Percent of class of Common Stock includes 19,159 shares of Series A Preferred Stock (as-converted); and exercisable options/warrants to purchase 7,059 shares of Common Stock within 60 days.

(11)    The address of LDB Corporation is 444 Sidney Baker South, Kerrville, Texas 78028. Percent of class of Common Stock includes 1,916 shares of Series A Preferred Stock (as-converted); 17,243 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 7,059 shares of Common Stock within 60 days.

(12)    The address of the Checchi Family Trust is 920 Manhattan Beach Blvd., #1, Manhattan Beach, California 90266. Percent of class of Common Stock includes 19,161 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 7,059 shares of Common Stock within 60 days.

(13)    The address of  Roger Burlage is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064.  Percent of class of Common Stock includes 977 shares of Series A Preferred Stock (as-converted); 8,794 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 64,032 shares of Common Stock within 60 days.

(14)    The address of Michael Doherty is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes exercisable options/warrants to purchase 8,000 shares of Common Stock within 60 days.

(15)    The address of Paul Guez is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 11,330 shares of Series A Preferred Stock (as-converted); 83,478 shares of Series B Preferred Stock (as-converted) and exercisable options/warrants to purchase 14,462 shares of Common Stock within 60 days.

(16)    The address of Gary Gray is c/o Milestone Capital Inc., 1800 West Loop South, Suite 1075, Houston, Texas 77027. Percent of class of Common Stock includes exercisable options/warrants to purchase 12,750 shares of Common Stock within 60 days.

(17)    The address of William Dallas is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Percent of class of Common Stock includes 1,916 shares of Series A Preferred Stock (as-converted); 17,243 shares of Series B Preferred Stock (as-converted); and exercisable options/warrants to purchase 7,059 shares of Common Stock within 60 days.

(18)    The address of  David Weiner is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Mr. Weiner was appointed Co-President in January 2003.  Mr. Weiner does not currently own any Sunland securities or warrants/options to purchase Sunland securities.

(19)    The address of  Gary Freeman is c/o Sunland Entertainment Co., Inc., 11835 W. Olympic, Suite 550, Los Angeles, California 90064. Mr. Freeman was appointed Co-President, Chief Financial Officer and Corporate Secretary in January 2003.  Mr. Freeman does not currently own any Sunland securities or warrants/options to purchase Sunland securities.

(20)    Includes the beneficial ownership of Messrs. Burlage, Doherty, Guez, Gray, Dallas, Weiner and Freeman.  Total Voting Power calculation includes the total number of options/warrants of such persons exercisable within 60 days 106,302 held by such persons to purchase shares of Common Stock. Assuming that none of such persons exercises within 60 days any of such his or her respective options or warrants, the Total Voting Power of the group is approximately 21%.

Equity Plan Compensation Information

The Equity Plan Compensation Information identified in Part II, Item 5, above is incorporated into this Part III, Item 11, by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into certain relationships and transactions with related parties. Such relationships and transactions include, without limitation, the following:

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS.

The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company’s Chairman and Chief Executive for a term of four years. Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Board. As part of the agreement, Mr. Burlage was granted warrants to purchase 40,000 shares of the Company’s Common Stock at exercise prices ranging from $90.00 to $120.00 per share, and  was to receive up to an additional 20,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement which did not occur.  One half of the original warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company’s other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation. If Mr. Burlage’s position is eliminated as a result of a merger or consolidation of the Company, Mr. Burlage will be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term.  In January of 2003, Mr. Burlage notified the Board of Directors that he intends to resign from his position at the expiration of his contract in April of this year.  On January 15, 2003, the Board of Directors authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage’s employment term.

The Company entered into a settlement agreement with Eric S. Mischel, the Company’s former President and Chief Operating Officer, dated December 15, 2000. The agreement commenced on January 1, 2001 and terminates on April 25, 2003. The agreement terminated Mr. Mischel’s previous employment agreement with the Company as of January 1, 2001, and provides that Mr. Mischel, on a part time basis, was to assist the Company in developing the BUNNY, RICHIE RICH, HOT STUFF, and the WALTER MILLER projects for a period of one year, as well as the  Hearst licensing and merchandising deals. The Company was to pay a $134,365 annual consulting fee to Mr. Mischel for his services. If the Company was sold to a third party during the term of the agreement, the Company was to pay Mr. Mischel an amount equal to $313,500 less the amounts previously paid to Mischel. Payment is to be made within 5 days of the consummation of the sale. If the acquiring entity fails to pay the foregoing amount, Mr. Mischel was entitled to receive $627,000 less the amounts previously paid to Mischel. As of January 1, 2001, all of Mr. Mischel’s unvested warrants were cancelled, and all of his stock options became fully vested and were exercisable for one year after the date Mr. Mischel ceases to provide services under the settlement agreement. However, all of these options expired on January 2, 2002. The exercise price of all of Mr. Mischel’s options was to be $8.00 per share. The Company was to provide health insurance coverage to Mr. Mischel until the earlier of April 25, 2003, or such time as Mr. Mischel became eligible for health insurance by a new employer. In addition, The Company and Mr. Mischel released each other from any and all, known or unknown, claims, arising during the period of Mr. Mischel’s employment, relating to his employment or termination.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

Exhibit Number	Description
2.1

Stock Purchase Agreement dated as of April 3, 2000, by and among The Harvey Entertainment Company, Richard J. Pepin, Joseph T. Merhi, and George Shamieh (incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated April 14, 2000)

2.2

Asset Purchase and Sale Agreement dated March 7, 2001, by and between The Harvey Entertainment Company, Harvey Comics, Inc. and BHP Productions, Inc., on the one hand, and Classic Media, LLC, on the other hand and Exhibits A, B, and C thereto (incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated March 7, 2001)

2.3

Amendment to Asset Purchase and Sale Agreement dated as of May 4, 2001 by and among the Harvey Entertainment Company, Harvey Comics, Inc., BHP Productions, Inc. and Harvey Entertainment, Inc. as consented to by Classic Media, LLC (incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated May 9, 2001.

3.1(i)	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company’s Registration Statement No. 33-63363-LA)
3.2(i)	First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company’s Registration Statement No. 33-63363-LA)
3.3(i)	Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 26, 1999)

3.4(i)	Certificate of Determination for Series B Convertible Preferred Stock of The Harvey Entertainment Company (incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K dated June 2, 2000)
3.5(ii)	Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company’s Registration Statement No. 33-63363-LA)
3.6(ii)	First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company’s Registration Statement No. 33-63363-LA)
4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company’s Registration Statement No. 33-63363-LA)
10.1	Registration Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.11 of Company’s Registration Statement No. 33-63363-LA)
10.2	Shareholders Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.12 of Company’s Registration Statement No. 33-63363-LA)
10.3	1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company’s Registration Statement No. 33-63363-LA)
10.4	Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company’s Registration Statement No. 33-63363-LA)
10.5	Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company’s Registration Statement No. 33-63363-LA)
10.6	Office Lease between Company and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993)
10.7	1994 Stock Option Plan (incorporated by reference to the Company’s 1994 definitive Proxy Statement)
10.8

Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.9

Stock Option Agreement dated as of July 13, 1995 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.10

Stock Option Agreement dated as of July 13, 1995 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.11	Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.12	Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)
10.13	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company’s 1997 definitive Proxy Statement)
10.14

Stock Option Agreement dated April 17, 1997 between the Company and Gregory M. Yulish (incorporated herein by reference to the Company’s Annual report on Form 10-KSB for the year ended December 31, 1997)

10.15

Stock Option Agreement dated April 17, 1997 between the Company and Jeffrey A. Montgomery (incorporated herein by reference to the Company’s Annual report on Form 10-KSB for the year ended December 31, 1997)

10.16

Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.17

Stock Option Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.18

Amendment dated December 19, 1997 to Employment Agreement dated as of October 1996 between the Company and Charles Day (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.19

Stock Option Agreement dated December 19, 1997 between the Company and Charles Day (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.20	Stock Option Agreement dated February 27, 1998 between the Company and Don Gold (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)
10.21

Warrant Agreement dated March 23, 1998 between the Company and Anthony J. Scotti, Michael S. Hope and Leonard Breijo (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.22

Stock Option Agreement Director dated April 13, 1998 between the Company and Gary M. Gray (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.23

Stock Option Agreement Services dated April 13, 1998 between the Company and Anthony J. Scotti (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.24

Stock Option Agreement Services dated April 13, 1998 between the Company and Michael S. Hope (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.25

Stock Option Agreement Services dated April 13, 1998 between the Company and Leonard Breijo (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

10.26

Stock Purchase Agreement dated as of April 7, 1999 by and among the Company, Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 1999)

10.27

Warrant Agreement dated as of April 26, 1999 among the Company, Roger A. Burlage, Michael R. Burns, The Kushner-Locke Company, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 1999)

10.28

Registration Rights Agreement dated as of April 26, 1999 by and among the Company, The Kushner-Locke Company, Roger A. Burlage, Michael R. Burns, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 26, 1999)

10.29

Registration Rights Agreement dated as of April 26, 1999 by and between The Kushner-Locke Company and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated April 26, 1999)

10.30	Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated April 26, 1999)
10.31

Employment Agreement dated as of April 26, 1999 between the Company and Ronald B. Cushey (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.32

Employment Agreement dated as of April 26, 1999 between the Company and Eric S. Mischel (incorporated by reference to Exhibit 10.62 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.33

Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.34

Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

10.35

Employment Agreement dated as of October 4, 1999 between the Company and Glenn Weisberger (incorporated by reference to Exhibit 10.66 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)

10.36	[INTENTIONALLY LEFT BLANK.]
10.37

Settlement and Mutual Release Agreement dated as of March 13, 2000 among the Company and Dorothy Oriolo, Donald Oriolo, Joan Gersh and Joseph Donald Oriolo (incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.38

Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.39

Employment Agreement dated as of April 1, 2000, by and among The Harvey Entertainment Company, Pepin/Merhi Entertainment Group, Inc., and George Shamieh (incorporated by reference to Exhibit 10.77 of the Company’s Form 8-K dated April 14, 2000)

10.40

Lease Agreement dated as of April 1, 2000, by and between Pepin/Merhi Entertainment Group, Inc. and Pepin Merhi Shamieh, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Form 8-K dated April 14, 2000)

10.41

Sale and Assignment Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank, and Natexis Banque (incorporated by reference to Exhibit 10.79 of the Company’s Form 8-K dated April 14, 2000)

10.42

Loan and Security Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.80 of the Company’s Form 8-K dated April 14, 2000)

10.43

Continuing Guaranty dated as of April 3, 2000, by The Harvey Entertainment Company in favor of Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.81 of the Company’s Form 8-K dated April 14, 2000)

10.44

Credit, Security, Guaranty and Pledge Agreement dated as of April 3, 2000 among the Company, the other Borrowers referred to therein, the Guarantors referred to therein, the Lenders referred to therein and The Chase Manhattan Bank as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.82 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.)

10.45	[INTENTIONALLY LEFT BLANK.]
10.46	[INTENTIONALLY LEFT BLANK.]
10.47

Settlement agreement dated May 24, 2000, by and among The Harvey Entertainment Company and Ronald B. Cushey (incorporated by reference to Exhibit 10.85 of the Company’s Form 10-KSB dated April 16, 2001)

10.48

Amendment to employment agreement dated January 1, 2001, by and among The Harvey Entertainment Company and Glenn R. Weisberger (incorporated by reference to Exhibit 10.86 of the Company’s Form 10-KSB dated April 16, 2001)

10.49

Settlement agreement dated December 15, 2000, by and among The Harvey Entertainment Company and Eric S. Mischel (incorporated by reference to Exhibit 10.87 of the Company’s Form 10-KSB dated April 16, 2001)

10.50

Agency Agreement dated February 1, 2001, by and among The Harvey Entertainment Company and Cinetel Films, Inc. (incorporated by reference to Exhibit 10.88 of the Company’s Form 10-KSB dated April 16, 2001)

10.51

Agency Agreement dated May 2, 2000, by and among The Harvey Entertainment Company and Hearst Entertainment (incorporated by reference to Exhibit 10.89 of the Company’s Form 10-KSB dated April 16, 2001)

10.52

Securities Purchase Agreement dated July 2, 2001 by and among Sunland Entertainment, Inc. and SHO Investments, LLC (incorporation by reference to Exhibit 10.52 of the Company’s Form 10-KSB for the year ended December 31, 2001)

16	Letter of Deloitte & Touche LLP re: change in certifying accountant (incorporated by reference to Exhibit 16 of the Company’s Form 8-K dated June 25, 1999)
21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company’s Registration Statement No. 33-63363-LA)
24.1	Power of Attorney (included on the signature page to this Form 10-KSB).
99.1	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.       CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, members of the Company’s management, including the Company’s Chief Executive Officer, Roger Burlage, and Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Burlage and Mr. Freeman believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls, known to Mr. Burlage or Mr. Freeman, after the date of the most recent evaluation.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunland  Entertainment Company, Inc.

Date: April 15, 2003	By:	/s/ GARY FREEMAN
Name: Gary Freeman
Title: Chief Financial Officer (Principal Financial and Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Roger Burlage and Gary Freeman, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ ROGER BURLAGE	Chairman of the Board of Directors Chief Executive Officer and	April 15, 2003
Roger Burlage	Co-President (Principal Executive Officer)

/s/ GARY FREEMAN	Chief Financial Officer	April 15, 2003
Gary Freeman	(Principal Financial and Accounting Officer)

/s/ WILLIAM DALLAS	Director	April 15, 2003
William Dallas

/s/ MICHAEL S. DOHERTY	Director	April 15, 2003
Michael S. Doherty

/s/ GARY M. GRAY	Director	April 15, 2003
Gary M. Gray

/s/ PAUL GUEZ	Director	April 15, 2003
Paul Guez

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Roger Burlage, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Sunland Entertainment Co., Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003
/s/ Roger Burlage
Roger Burlage
Co-President and Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary Freeman, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Sunland Entertainment Co., Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003
/s/ Gary Freeman
Gary Freeman
Chief Financial Officer and Corporate Secretary

ITEM 7.    FINANCIAL STATEMENTS

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Sunland Entertainment Co., Inc

Los Angeles, CA

We have audited the accompanying consolidated balance sheet of Sunland Entertainment Co. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunland Entertainment Co. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California

March 12, 2003, except for

Note 1, as to which the date is

April 10, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Sunland Entertainment Co., Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Sunland Entertainment Co., Inc. and its subsidiaries at December 31, 2001, and the results of  operations and  cash flows for year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Century City, California

March 29, 2002

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$1,976,000	$2,043,000
Marketable securities	—	5,000
Accounts receivable, net of allowance for doubtful accounts of $720,000 and $907,000 in 2002 and 2001, respectively and net of a returns reserve of $39,000 and $111,000 in 2002 and 2001, respectively	—	4,544,000
Prepaid expenses and other assets	520,000	696,000
Income tax receivable	7,000	590,000
Film inventory, net of accumulated amortization of $14,389,000 and $12,477,000 in 2002 and 2001, respectively	—	4,660,000
Fixed assets, net of accumulated depreciation of $1,106,000 and $994,000 in 2002 and 2001, respectively	86,000	289,000
Goodwill, net of accumulated amortization of $4,537,000 and $1,676,000 in 2002 and 2001, respectively	—	2,861,000
Net assets from discontinued operations	3,781,000	—
TOTAL ASSETS	$6,370,000	$15,688,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$423,000	$856,000
Participations and residuals payable	—	1,623,000
Deferred revenue	—	123,000
TOTAL LIABILITIES	423,000	2,602,000
COMMITMENTS AND CONTINGENCIES
Series A Convertible Preferred Stock, $1,000 stated value, 30,000 shares authorized, 5,200 and 4,800 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively, liquidation preference of $5,186,000 and $4,838,000 at December 31, 2002 and December 31, 2001, respectively	4,326,000	3,978,000
STOCKHOLDERS’ EQUITY:
Preferred stock, $10 par value, 300,000 shares authorized (30,000 shares designated as Series A Convertible Preferred Stock and 30,000 shares designated as Series B Convertible Preferred Stock)	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 30,000 shares authorized, 12,200 and 11,400 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively, liquidation preference of $12,235,000 and $11,415,000 at December 31, 2002 and December 31, 2001, respectively	12,235,000	11,415,000
Common stock, no par value, 3,000,000 shares authorized, 455,000 issued and outstanding at December 31, 2002 and December 31, 2001, respectively	23,936,000	23,936,000
Additional paid in capital	2,523,000	2,523,000
Accumulated deficit	(37,073,000)	(28,766,000)
Total stockholders’ equity	1,621,000	9,108,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,370,000	$15,688,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

	Twelve Months Ended December 31,
	2002	2001
OPERATING REVENUES
Filmed entertainment	$1,119,000	$10,894,000
Merchandising and licensing	—	547,000
Net operating revenues	1,119,000	11,441,000
COST OF REVENUES
Film costs	2,135,000	8,411,000
Other costs of sales	—	93,000
Total cost of revenues	2,135,000	8,504,000
GROSS PROFIT	(1,016,000)	2,937,000
OPERATING EXPENSES
Selling, general and administrative expenses	3,744,000	6,240,000
Depreciation and amortization	112,000	1,749,000
Total operating expenses	3,856,000	7,989,000
LOSS FROM OPERATIONS	(4,872,000)	(5,052,000)
Loss on impairment of marketable securities	(5,000)	(26,000)
Gain/(Loss) on disposition of assets	(91,000)	3,913,000
Gain on settlement	—	1,650,000
Amortization of deferred financing charges	—	(1,308,000)
Interest income/(expense), net	139,000	(839,000)
Other income	551,000	545,000
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES	(4,278,000)	(1,117,000)
Income Taxes	—	—
LOSS FROM DISCONTINUED OPERATIONS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES	(4,278,000)	(1,117,000)
Extraordinary gain	—	293,000
Cumulative effect of accounting changes	(2,861,000)	(628,000)
NET LOSS	(7,139,000)	(1,452,000)
Preferred stock dividends	(1,168,000)	(1,304,000)
Excess of carrying amount of Series A and Series B convertible preferred stock and warrants over fair value transferred to shareholders	—	6,579,000
Excess of fair value of Series B convertible preferred stock issued less the carrying amount of Series A convertible preferred stock redeemed and the associated beneficial conversion feature on Series A convertible preferred stock redeemed	—	(469,000)
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(8,307,000)	$3,354,000
LOSS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES—Basic and diluted	$(9.40)	$(2.45)
Extraordinary gain	—	0.64
Cumulative effect on accounting change	(6.29)	(1.38)
Preferred stock dividends	(2.57)	(2.87)
Preferred stock and warrant redemption	—	14.46
Beneficial conversion feature	—	(1.03)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(18.26)	$7.37
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	455,000	455,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002 AND 2001

	Series B Preferred		Common Stock		Additional Paid in Capital	Deficit
	Shares	Amount	Shares	Amount			Total
BALANCE, DECEMBER 31, 2000	8,911	$8,911,000	455,000	$23,936,000	$3,942,000	$(32,119,000)	$4,670,000
Issuance of warrants
Issuance of common stock
Conversion of preferred stock	7,478	7,478,000			(738,000)		6,740,000
Stock dividends declared	784	784,000				(1,304,000)	(519,000)
Excess on fair value of conversion						(470,000)	(470,000)
Stock Repurchase	(5,758)	(5,758,000)			(681,000)	6,579,000	140,000
Net loss						(1,452,000)	(1,452,000)
BALANCE, DECEMBER 31, 2001	11,415	11,415,000	455,000	23,936,000	2,523,000	(28,766,000)	9,108,000
Stock dividends declared	820	820,000				(1,168,000)	(348,000)
Net loss						(7,139,000)	(7,139,000)
BALANCE, DECEMBER 31, 2002	12,235	$12,235,000	455,000	$23,936,000	$2,523,000	$(37,073,000)	$1,621,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and cumulative effect of accounting principle changes	$(4,278,000)	$(1,117,000)
Adjustments to reconcile net loss before extraordinary gain and cumulative effect of changes in accounting method to net cash provided by/(used in) operating activities:
Depreciation and amortization	112,000	1,749,000
Amortization of film inventory	1,912,000	6,876,000
Gain/(Loss) on disposition of assets, net	91,000	(3,913,000)
Gain on settlement	—	(1,650,000)
Amortization of deferred financing charges	—	1,308,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Marketable securities	5,000	21,000
Accounts receivable, net	3,073,000	7,230,000
Prepaid expenses and other assets	176,000	(99,000)
Income taxes receivable	583,000	(50,000)
Addition to film costs	—	(563,000)
Accounts payable and accrued expenses	(433,000)	(1,773,000)
Participations and residuals payable	(1,284,000)	(1,750,000)
Deferred revenue	(24,000)	(3,414,000)
Net cash provided by/(used in) operating activities	(67,000)	2,855,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for fixed assets	—	(14,000)
Net proceeds from divesture	—	16,089,000
Net cash provided by/(used in) investing activities	—	16,075,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	—	(17,975,000)
Purchase of preferred stock	—	(500,000)
Net cash (used in)/provided by financing activities	—	(18,475,000)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(67,000)	455,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,043,000	1,588,000
CASH AND CASH EQUIVALENTS, End of period	$1,976,000	$2,043,000

See accompanying notes to consolidated financial statements

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$139,000	$(1,172,000)
Income taxes	$(6,800)	$(46,000)

NON-CASH FINANCING ACTIVITY:

See Notes 2 and 6 for disclosure of non-cash financing activities.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Operations —Sunland Entertainment Co., Inc. (“Sunland”) (formerly the Harvey Entertainment Company (“Harvey”), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), Pepin/Merhi Entertainment Group, Inc. and Inferno Acquisition Corp. (collectively, (the “Company”) is incorporated in the state of  Delaware and is primarily engaged in the exploitation of motion picture product and related intellectual property. Prior to the sale of the Harvey assets to Classic Media, LLC (“Classic Media”), as discussed below, the Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family.  In 1989, Harvey’s predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well know characters Casper the Friendly Ghost, Richie Rich, Baby Huey, Wendy the Good Little Witch , and Hot Stuff .  In 1993 the Company completed its initial public offering of common stock.  In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. (“PM Entertainment”), a producer and distributor of motion picture product.  In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media.  In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001.  In connection with the sale to Classic Media, the Company changed its name to “Sunland Entertainment Co., Inc.”  Through the Company’s subsidiary, PM Entertainment, the Company has continued its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets.  Due to depressed market conditions, the Company has decided not to finance new film product.  The Company will continue to operate as a scaled-back business focusing on sales of existing PM Entertainment library.  Although the Company previously engaged Houlihan Lokey Howard & Zukin, or “Houlihan,” to explore strategic alternatives that may have been available to the Company following the completion of its transaction with Classic Media, the Company terminated its agreement with Houlihan in February of 2002.  The Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.

On April 10, 2003, the Company and PM Entertainment entered into an Asset Purchase Agreement with Film Library Acquisition Corp. (“Purchaser”) for the sale of our remaining principal asset, PM’s film library (the “PM Entertainment Library”), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library  (the “Purchase Price”).  The transaction is subject to shareholder approval, and we expect to close by the end of June 2003.  In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement.  The agreement establishes a cut-off date (the “Cut-Off Date”) for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

The following summarizes the assets sold and the liabilities assumed as of December 31, 2002 prior to closing under the Asset Purchase Agreement:

	PRIOR TO SALE	SALE TRANSACTION	SUBSEQUENT TO SALE
Cash	$1,976,000	$—	$1,976,000
Accounts receivable	1,471,000	(1,471,000)	—
Prepaid expenses and other assets	520,000	—	520,000
Income tax receivable	7,000	—	7,000
Film Inventory	2,748,000	(2,748,000)	—
Fixed assets (net)	86,000	—	86,000
Total assets	6,808,000	(4,219,000)	2,589,000
Accounts payable and accruals	423,000	—	423,000
Participations and residuals	339,000	(339,000)	—
Deferred revenues	99,000	(99,000)	—
Total liabilities	861,000	(438,000)	423,000
Net assets	$5,947,000	$3,781,000	$2,166,000

The PM Entertainment Library currently represents substantially all of our assets and most of our liabilities, other than our fixed operating expenses.  Thus, as a result of this transaction, after the Closing we will have no continuing business operations.  Consequently, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

We intend to utilize the proceeds from the sale of the PM Entertainment Library for the possible acquisition of other businesses as opportunities arise.  Although we are actively considering a number of potential acquisition opportunities, we have not entered into any definitive agreement with respect to any specific future acquisitions.  However, we do not intend to purchase another film library or to search within any specific kind of industry or business, and may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  Therefore, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity.  There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully.  Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.  Please see the section entitled “Risks Related to the Sale of the PM Entertainment Library and Our Future Operations.”

Pending their ultimate application, the net proceeds from the sale of the PM Entertainment Library will be used for general corporate purposes, and will be invested in high quality, short term, interest bearing investments and deposit accounts.  Depending upon the nature of any potential future acquisition and the requirement of any use of the proceeds therefore, we may also in the future consider distributing any excess proceeds to our Preferred Stockholders as a distribution.  If the Company does not successfully complete the sale of the PM Entertainment library, the Company will continue to operate as a scaled-back business focusing on the sales of that library.

Whether or not the Company successfully completes the sale of the PM Entertainment library, the Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.  The Company does not intend to limit its search to any specific kind of industry or business.  It may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  A potential venture might need additional capital or merely desire to have its shares publicly traded.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $37,073,000 at December 31, 2002.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the Company’s recovery is dependent upon future events, the outcome of which is indeterminable.  The Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.

Reincorporation to Delaware and Reverse Stock-Split— On June 27, 2002, a special meeting of shareholders was held at the Company’s offices, where the proposal to change Sunland’s state of incorporation from California to Delaware and enact a ten-for-one reverse split of the Company’s common and preferred stock were approved.  The Company subsequently changed its stock symbol to SLDE effective August 9, 2002.  The effect of this stock split was reflected in  the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

Basis of Presentation and Principles of Consolidation —The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  The Company has elected to present an unclassified balance sheet.  All significant intercompany accounts and transactions have been eliminated on consolidation.

Cumulative Effect of Change in  Accounting Principles— On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”).  SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs.  Effective January 1, 2001, the Company adopted SOP 00-2, and as a result, recorded a one-time, non-cash charge of $628,000, or $0.14 per share.  This charge has been reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting change, effective January 1, 2001.  The adoption of SOP 00-2 did not have a material impact on the Company’s current and future years’ revenues and operating results.

During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired.  As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company’s balance sheet.  In accordance with the transitional guidance of  SFAS No.142, the charge is reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle change.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents —The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Film Costs— The Company accounts for film costs in accordance with SOP 00-2. Film inventory is stated at the lower of cost, net of accumulated amortization, or estimated net realizable value.  Film inventory consists of direct production costs, production overhead and capitalized interest.

Amortization is determined using the individual film forecast method, whereby costs accumulated in the development and production of a film are amortized in the proportion that the current gross revenue bears to management’s estimate of the remaining total gross revenues expected to be derived from all sources.  Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based on management’s appraisal of current market conditions.  Where applicable, unamortized inventory is written down to net realizable value using a discounted cash flows model based on this appraisal.

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

Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs. Based on management’s estimate, $305,000 of the accrued participations and residuals at December 31, 2002 will be paid during the year ending December 31, 2003.

Fixed Assets —Fixed assets are stated at cost and are depreciated using the straight-line method over three to ten year estimated lives.  Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

Goodwill —Goodwill represents the excess of the consideration paid for PM Entertainment in 2000 over the estimated fair value of net assets acquired.  In 2001, the Company reduced the useful life of goodwill from ten years to a remaining period of three years commencing from January 2001.  The decision to reduce the useful life on goodwill related to the PM Entertainment acquisition was made due to a change in the Company’s business plan, resulting from a change in economic conditions occurring subsequent to the acquisition of PM Entertainment, not to finance new product and to operate as a scaled-back business focusing on sales of the PM Entertainment library.

During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired.  As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company’s balance sheet.  In accordance with the transitional guidance of  SFAS No.142, the charge is reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle change.

Revenue Recognition —Revenue is recognized in accordance with the provisions of SOP 00-2.  The majority of the Company’s licensing agreements for motion picture product and related merchandising call for nonrefundable guaranteed fees, which are recognized as revenue when the license period begins, provided certain other conditions have been met pursuant to the criteria specified in SOP 00-2.  Additional revenues in excess of non-refundable guaranteed fees are recognized when earned based on receipt of royalty statements.  Payments received under licensing agreements for which the product is not yet available are recorded as deferred revenue.

The Company recognizes revenue related to sales of motion picture product on videocassette and Digital Video Disk upon shipment of the product.  At the time it recognizes the revenue, the Company estimates returns and records a corresponding reduction of revenue.

Concentration of Credit Risk —Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  Although the Company has a diversified customer base, a substantial portion of its debtors’ ability to honor their contracts is dependent upon financial conditions in the filmed entertainment industry. Currently, 55% of the Company’s receivables are derived from a single foreign licensee in South America.

Income Taxes —The Company records income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the grant price.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net Income (Loss) Per Share —The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

Financial Instruments —In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In June 1999, the FASB delayed the effective date of the standard, which is now effective for the Company’s fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on its balance sheet at fair value.  Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings.  The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings.  The impact of SFAS No. 133 on the Company’s financial statements will depend on a variety of factors, including the extent of the Company’s future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.  There was no impact of adopting SFAS No. 133 on the Company’s financial statements.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities classified as available for sale, accounts receivable, accounts payable, accrued expenses and notes payable.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities.  Marketable securities classified as available for sale are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

New Accounting Guidance — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets.  The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

2.    ACQUISITION OF PEPIN/MERHI ENTERTAINMENT GROUP, INC.

In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 36,300 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note.  The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PM Entertainment are included with the results of the Company from the date of acquisition. The Company acquired net assets with a fair value of $6,100,000. Goodwill of $4,118,000 was amortized on a straight line basis, initially over a ten year period from the acquisition date to a revised period of three years, commencing from January 1, 2001.  During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired.  As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company’s balance sheet.  In accordance with the transitional guidance of SFAS No. 142, the charge is reflected in the Company’s Consolidated Statement of Operations as a cumulative effect of accounting principle change.

3.    MARKETABLE SECURITIES

During 2000, the Company received approximately 68,000 common shares of Tutornet.com, Inc. (“Tutornet”) with a fair value of $500,000 for the licensing of certain character rights for use on Tutornet’s website.  During 2001, the market value of the securities was approximately $26,000 and a loss impairment of $474,000 was taken as the reduction in value was not deemed temporary. During 2002, the value of the stock decreased further, resulting in the Company writing off the remaining $26,000.

4.    FILM INVENTORY

Film inventory consists of the following at December 31, 2002 and 2001:

	2002	2001
Films released, net of accumulated amortization	$2,748,000	$4,660,000
Films in development	—	—
Total film inventory	$2,748,000	$4,660,000

Approximately $1,072,000 of released film inventory is expected to be amortized during the next twelve months. As discussed in Note 1, management plans to operate the Company as a scaled back business while they consider various strategic alternatives. Therefore, the Company estimates that approximately 80% of unamortized costs of released films at December 31, 2002 will be amortized within the next three years.

5.   FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2002 and 2001.

	2002	2001
Furniture, fixtures, equipment and post production equipment	$715,000	$806,000
Leasehold improvements	477,000	477,000
	1,192,000	1,283,000
Less accumulated depreciation	(1,106,00)	(994,000)
	$86,000	$289,000

6.    INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2002 and 2001 consist of the following:

	2002	2001
Current	$—	$—
Deferred	2,427,000	254,000
Valuation allowance	(2,427,000)	(254,000)
Provision for income taxes	$—	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2002 and 2001 differ as follows:

	2002	2001
Provision computed at the statutory rate	$(2,427,000)	$(494,000)
Change in valuation allowance	2,427,000	254,000
Other	—	240,000
Income tax provision (benefit)	$—	$—

The following are the components of the Company’s deferred tax assets and (liabilities) at December 31, 2002 and 2001:

	2002	2001
Federal net operating loss carryforward	$6,622,000	$4,977,000
State net operating loss carryforward	1,229,000	847,000
Accounts receivable	752,000	856,000
Equity based charges	457,000	457,000
Capital loss carryforward	2,328,000	2,328,000
Film inventory	1,453,000	1,453,000
Goodwill	1,024,000	—
Total deferred tax asset	13,865,000	10,918,000
Film rights	(1,687,000)	(1,687,000)
Deferred state taxes	(498,000)	(498,000)
Total deferred tax liability	(2,185,000)	(2,185,000)
Valuation allowance	$(11,680,000)	$(8,733,000)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2002, the Company has a net operating loss carryforward of approximately $19,400,000 and $14,400,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2003, respectively. The net operating losses can be carried forward to offset future taxable income, if any.  Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company’s ability to use these carryforwards in the future.  At December 31, 2001 realizable income tax benefits from the Company’s cumulative tax losses have been reported as an income tax receivable of $590,000.

7.    DEBT

Effective April 2000, the Company entered into a five year, $25,000,000 revolving credit facility (the “Facility”) with The Chase Manhattan Bank (the “Bank”) to provide operating funds and a portion of the acquisition financing of the PM Entertainment acquisition.  Borrowings under the Facility were limited to $15,000,000 until additional participant lenders were added to the Facility, at which time the borrowings available would have increased, up to a maximum of $25,000,000. Borrowings under the Facility were determined under a borrowing base calculation, which included certain allowable accounts receivable, film and intellectual property rights, and were collateralized by substantially all of the assets of the Company.  Upon the closing of the Classic Media transaction, in June 2001, the Company repaid all borrowings under the Facility, the Facility was terminated, and the unamortized deferred financing charges of $1,308,000 were written off.

The purchase price of PM Entertainment included $2,050,000 subordinated notes payable to stockholders of the Company to be paid over five future quarterly periods.  Interest was payable on the notes at a rate of 10% per annum. In June 2001, the Company entered into a settlement agreement on the subordinated notes payable and recognized an extraordinary gain of $293,000.

In connection with the acquisition of PM Entertainment, the Company purchased from Imperial Bank a loan, collateralized by the right to exploit the motion picture “Inferno”.  In consideration for acquiring this loan receivable, the Company paid Imperial Bank $2,000,000 and issued the bank the promissory note in the amount of approximately $4,800,000 pursuant to a Loan and Security Agreement.  Interest is payable on the loan at the prime rate and the loan matured on December 31, 2001.  The balance outstanding on the loan was $1,640,000 at September 30, 2001. In September 2001, the Company entered into a settlement agreement with Metropolitan Film Export regarding amounts due under a licensing contract for the related motion picture and The Motion Picture Bond Company, an insuring agent, for $1,625,000 and received the related payment in October 2001. The difference between the proceeds and accounts receivable balance was fully provided for and written off. The proceeds from the settlement were used to completely satisfy $1,640,000 balance outstanding on the loan facility with Imperial Bank.

8.    TEMPORARY EQUITY

In April 1993, the Company authorized 300,000 shares of convertible preferred stock and in April and September 1999 designated 30,000 shares as Series A Preferred Stock.  As part of a refinancing that occurred in 1999, the Company issued 19,049 shares of Series A Preferred Stock.

The Company recorded a deduction for the beneficial conversion feature associated with the issuance of Series A Preferred Stock based on the fair value of the underlying common stock at the date of issuance. The deduction was recorded ratably over a six-month period from April 1999 to October 1999, during which Series A Preferred Stock could not be converted into the Company’s common stock.

The Series A Preferred Stock is presented as temporary equity, on the Company’s balance sheet, and is not included in stockholders’ equity, since, under certain circumstances beyond the control of the Company, the holders of Series A Preferred Stock may redeem the shares in consideration for cash.  In order to increase stockholders’ equity, in May 2000, the Company allowed holders of Series A Preferred Stock to exchange a portion of their shares for an equivalent number of shares of Series B Convertible Preferred Stock.  As described more fully in Note 9, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity.  In May 2000, 8,460 shares of Series A Preferred Stock were exchanged for an equivalent number of Series B Preferred shares.  In May 2001, approximately 7,500 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock.  In July 2001, the Company purchased 550 shares of Series A Preferred Stock from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company.  See Note 9 for additional discussion.

The Series A Preferred Stock has the following characteristics:

Voting:    The holders of Series A Preferred Stock are entitled to elect two directors to the Company’s Board of Directors and are entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is then convertible.  On all other matters, including the election of the other Company directors, holders of the Series A Preferred Stock vote (on an as-converted basis) together with common stockholders and holders of Series B Preferred Stock (voting in an as-converted basis) as one class.

Dividends:    The holders of the convertible preferred stock are entitled to receive dividends equal to $70 per share per annum paid quarterly. At the Company’s election, the quarterly dividends may be settled by the issuance of additional Series A Preferred Stock. During 2002, the Company has settled dividend obligations with respect to its Series A Preferred Stock by issuing of 348 (2001:520) shares of additional Series A Preferred Stock.

Liquidation Preference:    In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Company’s outstanding Series A Preferred Stock shall receive for each share an amount equal to the sum of $1,000 per share, respectively, payable in preference and priority to any payments made to the holders of the then outstanding common stock.

Liquidation is deemed to include the Company’s sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company’s voting power.

Additionally, the Company may redeem, at its liquidation amount, Series A Preferred Stock five years following the date the shares were issued.

Conversion:    Each share of Series A Preferred Stock, at the option of the holder, is convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time. The Original Issue Price of Series A Preferred Stock is $1,000 per share. The initial Conversion Price of Series A Preferred Stock is $67.5 and is subject to adjustment in accordance with anti-dilution provisions contained in the Company’s Articles of Incorporation.  At December 31, 2002, the Series A Preferred Stock is

convertible into 77,000 shares of the Company’s common stock (2001:72,000).

9.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

In May 2000, the Company designated 30,000 shares of authorized Preferred Stock as Series B Preferred Stock.  As described in Note 8, the Company issued 8,460 shares of Series B Preferred Stock in exchange for an equivalent number of shares of Series A Preferred Stock.

The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, as described in Note 8 above. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company’s sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company’s voting power.  At December 31, 2002, the Series B Preferred Stock is convertible into 181,000 shares of the Company’s common stock (2001: 169,000).  During 2001, the Company has settled dividend obligations with respect to its Series B Preferred Stock by issuing 820 shares of additional Series B Preferred Stock (2001: 784).

In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company (i) 550 shares of the Company’s Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 4,950 shares of the Company’s Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 38,824 common stock purchase warrants with exercise prices ranging from $90 to $120 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000.  The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

Warrants

As partial consideration for entering into a revolving credit facility, the Company granted warrants to a bank to purchase 12,600 shares of common stock at $67.50 per share. These warrants, which had a fair value of $320,000 at the date of grant, are fully vested and expire ten years from their issuance date.  The Company recorded the fair value of these warrants as deferred financing costs to be expensed on a straight-line basis over the terms of the related revolving credit facility.

As part of the 1999 Refinancing, the Company granted warrants to purchase 134,462 shares of common stock at prices ranging between $90 to $120 per share. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

During 1999, the Company granted warrants to non-employees in consideration for services rendered. These warrants, to purchase 2,500 shares of common stock, are fully vested, exercisable at prices ranging from $66.90 to $120.00 and expire six to ten years from their issuance date.

Warrants to purchase 35,200 shares of the Company’s common stock, granted to various parties prior to 1999, remain unexercised. These warrants, exercisable at price ranges from $100.00 to $134.80, are fully vested and expire on various dates through March 2003.

10.  COMMITMENTS AND CONTINGENCIES

Leases —The Company leases office space and office equipment under operating leases expiring through 2006. Future minimum lease payments due under non-cancelable operating leases at December 31, 2002 are as follows:

2003	$734,000
2004	594,000
2005	389,000
2006	400,000
Total minimum lease payments	$2,117,000

The Company has entered into certain sublease arrangements for leased office space no longer occupied. The term of the sublease expires in July of 2004.

Rent expense charged to operations in 2002 was $755,000 (2001:$1,200,000). Rent income from sublease arrangements in 2002 was $469,000 (2001: $443,000). Future minimum rental income under sublease arrangements is $449,000 for the fiscal year 2002.

Litigation —The Company is party to legal proceedings, which are routine and incidental to the business. The Company believes the results of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

Employment Agreement — The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company’s Chairman and Chief Executive for a term of four years.  Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%.  Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Board.  As part of the agreement, Mr. Burlage was granted warrants to purchase 40,000 shares of the Company’s Common Stock at exercise prices ranging from $90.00 to $120.00 per share, and was to receive up to an additional 20,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement which did not occur.  One half of the original warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement.  Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company’s other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.  If Mr. Burlage’s position is eliminated as a result of a merger or consolidation of the Company, Mr. Burlage will be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term.   In January of 2003, Mr. Burlage notified the Board of Directors that he intends to resign from his position at the expiration of his contract in April of this year.  On January 15, 2003, the Board of Directors authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage’s employment term.

11.  EMPLOYEE BENEFIT PLANS

Stock Opiton Plans — The Company’s employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more shareholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more shareholder. Options vest at varying rates generally over five years. An aggregate of 105,000 shares were reserved under the Plans, of which 5,000 shares were available for future grant at December 31, 2002.

As a result of the refinancing that took place in 1999, the Company granted options, not covered by the Plans described above, to purchase 134,462 shares of common stock to certain employees, officers and directors. These options vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $90 to $120 per share and expire six to eight years from their issuance date.

The following table summarizes activity in the Company’s stock option plans (including options issued as part of the 1999 refinancing) during the years ended December 31, 2002 and 2001:

	Number of Shares	Weighted Average Price Per Share
Balance, December 31, 2000	176,000	$98.70
Canceled	(4,000)	61.70

Balance, December 31, 2001	172,000	$96.10
Canceled	(9,000)	8.00

Balance at December 31, 2002	163,000	$101.02

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$45.00 - 50.00	6,000	7.15	$34.91	6,000	$34.91
66.90	2,000	6.38	66.90	2,000	66.90
67.50 - 72.50	14,000	5.90	68.86	14,000	68.86
88.10 - 90.00	44,000	2.32	89.97	43,000	89.97
95.00	1,000	4.38	95.00	1,000	95.00
105.00	2,000	5.38	105.00	2,000	105.00
110.00 - 126.90	94,000	3.92	115.63	90,000	115.66
$45.00 - 126.90	163,000	3.81	$101.02	158,000	$100.57

Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company’s net loss and loss per share for the year ended December 31, 2002 would not have been materially different than currently reported in the Company’s Consolidated Statements of Operations.

12.  EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) that are not included in the net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2002	2001
Weighted average common stock equivalents:
Series A Preferred Stock	77,000	72,000
Series B Preferred Stock	181,000	169,000
Stock options	144,000	151,000
Warrants	182,000	182,000

13.  GEOGRAPHIC INFORMATION

The Company operates in one segment: the exploitation of motion picture product and related intellectual property.

Worldwide sales by geographic area for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
U.S./Canada	$572,000	$6,787,000
Asia	159,000	487,000
Europe	183,000	3,516,000
Other	205,000	651,000
	$1,119,000	$11,441,000

At December 31, 2002, the amount owing from one customer approximated 55% of the total accounts receivable.

14.  RELATED PARTIES

In April 2000, the Company entered into a 2-year lease agreement with an entity owned by stockholders of the Company, which expired March 31, 2002. The lease is classified as an operating lease. Rent expense under the operating lease in 2002 was $150,000 (2001: $600,000).

15.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.