Form 10QSB
period 2003-03-31
SUNLAND ENTERTAINMENT CO INC
filed 2003-05-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-23000

                         SUNLAND ENTERTAINMENT CO., INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                               95-4217605
(State or other jurisdiction of                               (I.R.S. Employee
 incorporation or organization)                              Identification No.)

        11835 W. OLYMPIC BLVD., SUITE 550, LOS ANGELES, CALIFORNIA 90064
                    (Address of principal executive offices)

          Registrant's phone number, including area code (310) 444-4100


Former name, former address and former fiscal year, if changed since last report: N/A


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

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                            OUTSTANDING AT MAY 12, 2003
--------------------------------             -----------------------------------
Common Stock, no par value                   455,017  (720,235 shares  including
                                             265,218   shares   into  which  the
                                             Series  A  and  B  Preferred  Stock
                                             could be converted)

SUNLAND ENTERTAINMENT CO., INC.

INDEX


PART I--  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets-- March 31, 2003
   (Unaudited) and December 31, 2002                                         3-4
Condensed Consolidated Statements of  Operations (Unaudited)--
   Three Months Ended March 31, 2003 and 2002                                  5
Condensed Consolidated Statements of Cash Flows (Unaudited)--
   Three Months Ended March 31, 2003 and 2002                                  6
Notes to Condensed Consolidated Financial Statements                         7-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              10-14

ITEM 3.   DISCLOSURE CONTROLS AND PROCEDURES                                  14

PART II-- OTHER INFORMATION                                                   15

SUNLAND ENTERTAINMENT CO., INC.

ITEM I -- FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,
                                                           2003     DECEMBER 31,
                                                       (UNAUDITED)       2002
                                                        ----------    ----------
ASSETS

Cash and cash equivalents ..........................    $2,074,000    $1,976,000

Accounts receivable, net of allowance for
   doubtful accounts of $720,000 and
   $720,000 in 2003 and 2002, respectively
   and net of a returns reserve of $39,000
   and $39,000 in 2003 and 2002, respectively ......          --            --

Prepaid expenses and other assets ..................       468,000       520,000

Income tax receivable ..............................         7,000         7,000

Film inventory, net of accumulated
   amortization of $14,629,000 and $14,389,000
   in 2003 and 2002, respectively ..................          --            --

Fixed assets, net of accumulated depreciation
   of $1,115,000 and $1,106,000 in 2003 and
   2002, respectively ..............................        77,000        86,000

Net assets from discontinued operations ............     3,685,000     3,781,000
                                                        ----------    ----------
TOTAL ASSETS .......................................    $6,311,000    $6,370,000
                                                        ==========    ==========


          See accompanying notes to consolidated financial statements.

                                                     MARCH 31,
                                                       2003        DECEMBER 31,
                                                   (UNAUDITED)         2002
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Accounts payable and accrued expenses .......   $    317,000    $    423,000

   Participations and residuals payable ........           --              --

   Deferred revenue ............................           --              --
                                                   ------------    ------------
   Total liabilities ...........................        317,000         423,000
                                                   ------------    ------------

   Series A Convertible  Preferred  Stock,
     $1,000 stated value, 75,000 shares
     authorized, 5,300 and 5,200 shares issued
     and outstanding at March 31, 2003 and
     December 31, 2002,  respectively,
     liquidation preference of $5,277,000
     and $5,186,000 at March 31, 2003 and
     December 31, 2002, respectively ...........      4,416,000       4,326,000
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:

   Preferred  stock, $10 par value, 675,000
     shares  authorized  (30,000 shares
     designated  as  Series A  Convertible
     Preferred  Stock and  30,000 shares
     designated as Series B Convertible
     Preferred Stock) ..........................           --              --

   Series B Convertible  Preferred  Stock,
     $1,000 stated value, 250,000 shares
     authorized, 12,500 and 12,200 shares
     issued and  outstanding  at March 31,
     2003 and December 31, 2002, respectively,
     liquidation preference of $12,449,000 and
     $12,235,000 at March 31, 2003 and
     December 31, 2002, respectively ...........     12,449,000      12,235,000

   Common stock, $.001 par value, 1,500,000
     shares authorized, 455,000 issued and
     outstanding at March 31, 2003 and
     December 31, 2002, respectively ...........           --              --

   Additional paid in capital ..................     26,459,000      26,459,000

   Accumulated deficit .........................    (37,330,000)    (37,073,000)
                                                   ------------    ------------
                Total stockholders' equity .....      1,578,000       1,621,000
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $  6,311,000    $  6,370,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------

OPERATING EXPENSES
   Selling, general and administrative expenses ....    $ 414,000     $ 506,000
   Depreciation and amortization ...................        9,000        28,000
                                                        ---------     ---------
       Total operating expenses ....................      423,000       534,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES ...........     (423,000)     (534,000)

Loss on impairment of marketable securities ........         --          (3,000)
Interest income/ (expense) .........................         --         142,000
Other income/ (loss) ...............................      121,000       145,000
                                                        ---------     ---------

LOSS FROM CONTINUING OPERATIONS ....................     (302,000)     (250,000)

DISCONTINUED OPERATIONS
Income/(Loss) from discontinued operations .........      349,000      (314,000)
                                                        ---------     ---------

NET INCOME .........................................       47,000      (564,000)

Preferred stock dividends ..........................     (305,000)     (284,000)
                                                        ---------     ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .........    $(258,000)    $(848,000)
                                                        =========     =========

BASIC AND DILUTED LOSS PER SHARE
From continuing operations .........................    $   (0.67)    $   (0.55)
From discontinued operations .......................         0.77         (0.69)
Preferred stock dividends ..........................        (0.67)        (0.62)
                                                        ---------     ---------
                                                        $   (0.57)    $   (1.86)
                                                        ---------     ---------
WEIGHTED AVERAGE SHARES OUTSTANDING -
   Basic & Diluted .................................      455,000       455,000
                                                        =========     =========


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(Loss) from continuing operations ..   $  (302,000)   $  (250,000)

Adjustments to reconcile net  income/(loss)
   to net cash provided by/(used in)
   operating activities:
   Depreciation and amortization .................         9,000         28,000
Changes in operating assets and liabilities,
   net of effects from acquisition/disposition
   of business:
   Prepaid expenses and other assets .............        52,000         39,000
   Income tax receivable .........................          --         (142,000)
   Accounts payable and accrued expenses .........      (106,000)      (323,000)
                                                     -----------    -----------
   Net cash (used in)/provided by continuing
      operations .................................      (347,000)      (648,000)
   Net cash (used in)/provided by discontinued
      operations .................................       445,000        160,000
                                                     -----------    -----------
Net cash (used in)/provided by operating
   activities ....................................        98,000       (488,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                     -----------    -----------
     Net cash provided by/(used in) investing
        activities ...............................          --             --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                     -----------    -----------
     Net cash provided by/(used in) financing
        activities ...............................          --             --
                                                     -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS ...................................        98,000       (488,000)

CASH AND CASH EQUIVALENTS, Beginning of period ...     1,976,000      2,043,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, End of period .........   $ 2,074,000    $ 1,555,000
                                                     ===========    ===========





                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Income taxes                                         $    (7,325)   $    (6,800)


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND OPERATIONS--Sunland Entertainment Co. (Delaware), Inc. ("Sunland") (formerly the Harvey Entertainment Company ("Harvey"), together with its subsidiaries Sunland Entertainment, Inc. (formerly Harvey Comics, Inc.), and Pepin/Merhi Entertainment Group, Inc. (collectively, (the "Company") is incorporated in the state of Delaware and is primarily engaged in the exploitation of motion picture product and related intellectual property. Prior to the sale of the Harvey assets to Classic Media, LLC ("Classic Media"), as discussed below, the Company was the successor to Harvey Comics, Inc. which was founded in 1939 by the Harvey family. In 1989, Harvey's predecessor purchased Harvey Comics, Inc. to exploit its intellectual property related to the well known characters CASPER THE FRIENDLY GHOST, RICHIE RICH, BABY HUEY, WENDY THE GOOD LITTLE WITCH , and HOT STUFF . In 1993, the Company completed its initial public offering of common stock. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product. In March 2001, the Company signed an Asset Purchase and Sale Agreement for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media. In May 2001, the Company signed an amendment to the Asset Purchase and Sale Agreement to increase the purchase price. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001. In connection with the sale to Classic Media, the Company changed its name to "Sunland Entertainment Co. (Delaware), Inc." Through the Company's subsidiary, PM Entertainment, the Company has continued its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets. Due to depressed market conditions, the Company has decided not to finance new film product. If the Company fails to complete the sale of the PM Entertainment Library described below, it will continue to operate as a scaled-back business focusing on the sales of that library and the business described in Note 3 of these financial statements. The Company will also continue exploring other strategic alternatives as opportunities arise.

     On April 10, 2003, the Company and PM Entertainment entered into an Asset Purchase Agreement with Film Library Acquisition Corp. ("Purchaser") for the sale of our remaining principal asset, PM's film library (the "PM Entertainment Library"), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library (the "Purchase Price"). The transaction is subject to shareholder approval, and we expect to close by the end of July 2003. In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement. The agreement establishes a cut-off date (the "Cut-Off Date") for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

     The following summarizes the assets to be sold and the liabilities to be assumed as of March 31, 2003 and December 31, 2002, under the Asset Purchase
Agreement:

                                             March 31, 2003                                December 31, 2002
                             -----------------------------------------------    ----------------------------------------------
                              PRIOR TO          SALE           SUBSEQUENT        PRIOR TO          SALE           SUBSEQUENT
                                SALE         TRANSACTION         TO SALE           SALE         TRANSACTION        TO SALE
                             ------------   --------------    --------------    -----------    --------------    -------------
Cash                         $ 2,074,000    $          --     $   2,074,000     $  1,976,000   $          --     $  1,976,000
Accounts receivable            1,688,000      (1,688,000)                --        1,471,000     (1,471,000)               --
Prepaid expenses and             468,000               --           468,000          520,000              --          520,000
   other assets
Income tax receivable              7,000               --             7,000            7,000              --            7,000
Film Inventory                 2,508,000      (2,508,000)                --        2,748,000     (2,748,000)               --
Fixed assets (net)                77,000               --            77,000           86,000              --           86,000
                             ------------   --------------    --------------    -----------    --------------    -------------
Total assets                   6,822,000      (4,196,000)         2,626,000        6,808,000     (4,219,000)        2,589,000
                             ------------   --------------    --------------    -----------    --------------    -------------
Accounts payable and             317,000               --           317,000          423,000              --          423,000
   accruals
Participations and               383,000        (383,000)                --          339,000       (339,000)               --
   residuals
Deferred revenues                128,000        (128,000)                --           99,000        (99,000)               --
                             ------------   --------------    --------------    -----------    --------------    -------------
Total liabilities                828,000        (511,000)           317,000          861,000       (438,000)          423,000
                             ------------   --------------    --------------    -----------    --------------    -------------
Net assets                   $ 5,994,000    $   3,685,000     $   2,309,000     $  5,947,000   $   3,781,000     $  2,166,000
                             ============   ==============    ==============    ===========    ==============    =============

     Included in the income/(loss) from discontinued operations for the three months ended March 31, 2003 and 2002, are revenues of $1,099,000 and $218,000, respectively, and income/(loss) from discontinued operations of $349,000 and $(314,000), respectively.

     The PM Entertainment Library currently represents substantially all of our assets and most of our liabilities, other than our fixed operating expenses. Thus, as a result of this transaction and the consummation of the transaction described in Note 3 of these financial statements, our business will change significantly. Consequently, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing and the closing of the transaction described in Note 3 of these financial statements, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

     We intend to utilize the proceeds from the sale of the PM Entertainment Library for general corporate purposes and to operate any potential business that we may acquire. We have currently identified a specific business opportunity which we describe in Note 3 of these financial statements. Therefore, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing and the closing of the transaction described in Note 3 of these financial statements, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

     Pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Closing will trigger the liquidation preference provisions governing the Series A and B Preferred Stock. As a result, the holders of our Series A and B Preferred Stock would be entitled to receive all of the proceeds from the sale of the PM Entertainment Library. In connection with the sale of the PM Entertainment Library, the majority of the holders of our Preferred Stock have indicated their willingness to waive their rights in their respective liquidation preference amounts if:

     o we pay to the holders of Preferred Stock, their pro rata portion, based on our current capitalization, a cash distribution equal to all of our cash in excess of our working capital requirements as determined by our Board of Directors, but in no event to exceed $2,500,000; and

     o our holders of Common Stock approve a reorganization whereby all shares of our Preferred Stock issued and outstanding immediately prior to the reorganization, including any accrued but unpaid dividends thereon, would convert to 85% of our issued and outstanding Common Stock immediately following the reorganization.

     To enable all of our stockholders to maximize the value of their investment in us, our Board of Directors agreed to the conditions requested by the majority of the holders of our Preferred Stock and in connection with the sale of the PM Entertainment Library, we filed a preliminary proxy statement with the Securities and Exchange Commission on May 6, 2003 (the "Proxy Statement"). In the Proxy Statement, we have asked our stockholders to consider and vote upon several proposals, including: (i) to approve the sale of the PM Entertainment Library, and (ii) to approve a corporate reorganization (which we refer to as the "Corporate Reorganization") whereby (a) a cash distribution will be made to holders of our Series A Preferred Stock and Series B Preferred Stock equal to all of our cash in excess of our working capital requirements as determined by our Board of Directors, but in no event to exceed $2,500,000, and (b) immediately thereafter, we will change our name to Sunland, Inc., or such other name as is determined by its Board of Directors, and all issued and outstanding shares of our Series A Preferred Stock and Series B

Preferred Stock, including any accrued but unpaid dividends thereon, will be converted to 85% of our issued and outstanding Common Stock. In the Proxy Statement, we anticipated having a Special Meeting of Stockholders on June 4, 2003 to vote upon these proposals. We currently anticipate filing a definitive proxy statement by early-July 2003, and holding the Special Meeting of Stockholders by the end of July 2003.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2003 and for the three month period ended March 31, 2003 and 2002, respectively, contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated results of operations and consolidated cash flows for the three month periods ended March 31, 2003 and 2002.

     The results of operations for the interim periods of the Company's fiscal year are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of 2002 amounts have been made in order to conform to the 2003 financial statement presentation.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- The unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. The Company has elected to present an unclassified balance sheet. All significant intercompany accounts and transactions have been eliminated on consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NET LOSS PER SHARE -- The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

NOTE 2 - REINCORPORATION TO DELAWARE AND REVERSE STOCK-SPLIT

     On June 27, 2002, a special meeting of shareholders was held at the Company's offices, where the proposal to change Sunland's state of incorporation from California to Delaware and enact a ten-for-one reverse split of the Company's common and preferred stock were approved. The Company subsequently changed its stock symbol to SLDE, effective August 9, 2002. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

NOTE 3 - SUBSEQUENT EVENT

     On May 12, 2003, Sunland, by and through its wholly-owned subsidiary Trestle Acquisition Corp., a Delaware corporation, received bankruptcy court approval to purchase substantially all of the assets of Trestle Corporation, a Delaware corporation ("Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Trestle ("Med"), and two of Med's non-debtor subsidiaries (together with Trestle and Med, the "Sellers"). Trestle's business has historically been in the telepathology and medical device industries. Trestle and Med are debtors in possession in Chapter 11 bankruptcy cases currently pending before a U.S. Bankruptcy Court in New York. Under the terms of the acquisition, as amended by the bankruptcy court's sale order entered on May 13, 2003, we, through our wholly-owned subsidiary, will pay the Sellers $1,250,000 in cash, $100,000 of which has previously been deposited into escrow as an earnest money deposit, and assume certain liabilities of Trestle. The other principal terms of the acquisition have previously been disclosed by us in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2003. The acquisition transaction is subject to additional customary closing conditions and is scheduled to close on or about May 12, 2003. Additionally, upon the closing of the Trestle acquisition, as additional compensation for their respective consulting services, we have agreed to issue to a director, and one of our Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share. These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization. This Co-President will also be entitled to receive a lump sum payment of $50,000 on the close of this transaction.

                                      ****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider among others, the following:

     o    our ability to successfully implement our business strategy,

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

RECENT DEVELOPMENTS FOR THE COMPANY

SALE OF PM ENTERTAINMENT LIBRARY

     On April 10, 2003, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement with Film Library Acquisition Corp. ("Purchaser") for the sale of our remaining principal asset, PM's film library (the "PM Entertainment Library"), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library (the "Purchase Price"). The transaction is subject to shareholder approval, and we expect to close by the end of July 2003. In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement. The agreement establishes a cut-off date (the "Cut-Off Date") for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

     The PM Entertainment Library currently represents substantially all of our assets and most of our liabilities, other than our fixed operating expenses. Thus, as a result of this transaction and the consummation of the transaction described in Note 3 of these financial statements, our business will change significantly. Consequently, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing and the closing of the transaction described in Note 3 of these financial statements, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

     We intend to utilize the proceeds from the sale of the PM Entertainment Library for general corporate purposes and for the possible acquisition of other businesses as opportunities arise. We have currently identified a specific business opportunity which we describe below as the "Purchase of Assets of Trestle Corporation." Therefore, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing and the closing of the transaction identified below, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

     Pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Closing will trigger the liquidation preference provisions governing the Series A and B Preferred Stock. As a result, the holders of our Series A and B Preferred Stock would be entitled to receive all of the proceeds from the sale of the PM Entertainment Library. In connection with the sale of the PM Entertainment Library, the majority of the holders of our Preferred Stock have indicated their willingness to waive their rights in their respective liquidation preference amounts if:

     o we pay to the holders of Preferred Stock, their pro rata portion, based on our current capitalization, a cash distribution equal to all of our cash in excess of our working capital requirements as determined by our Board of Directors, but in no event to exceed $2,500,000; and

     o our holders of Common Stock approve a reorganization whereby all shares of our Preferred Stock issued and outstanding immediately prior to the reorganization, including any accrued but unpaid dividends thereon, would convert to 85% of our issued and outstanding Common Stock immediately following the reorganization.

     To enable all of our stockholders to maximize the value of their investment in us, our Board of Directors agreed to the conditions requested by the majority of the holders of our Preferred Stock and in connection with the sale of the PM Entertainment Library, we filed a preliminary proxy statement with the Securities and Exchange Commission on May 6, 2003 (the "Proxy Statement"). In the Proxy Statement, we have asked our stockholders to consider and vote upon several proposals, including: (i) to approve the sale of the PM Entertainment Library, and (ii) to approve the Corporate Reorganization whereby (a) a cash distribution will be made to holders of our Series A Preferred Stock and Series B Preferred Stock equal to all of our cash in excess of our working capital requirements as determined by our Board of Directors, but in no event to exceed $2,500,000, and (b) immediately thereafter, we will change our name to Sunland, Inc., or such other name as is determined by its Board of Directors, and all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock, including any accrued but unpaid dividends thereon, will be converted to 85% of our issued and outstanding Common Stock. In the Proxy Statement, we anticipated having a Special Meeting of Stockholders on June 4, 2003 to vote upon these proposals. We currently anticipate filing a definitive proxy statement by early-July 2003, and holding the Special Meeting of Stockholders by the end of July 2003.

PURCHASE OF ASSETS OF TRESTLE CORPORATION

     On May 12, 2003, Sunland, by and through its wholly-owned subsidiary Trestle Acquisition Corp., a Delaware corporation, received bankruptcy court approval to purchase substantially all of the assets of Trestle Corporation, a Delaware corporation ("Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Trestle ("Med"), and two of Med's non-debtor subsidiaries (together with Trestle and Med, the "Sellers"). Trestle's business has historically been in the telepathology and medical device industries. Trestle and Med are debtors in possession in Chapter 11 bankruptcy cases currently pending before a U.S. Bankruptcy Court in New York. Under the terms of the acquisition, as amended by the bankruptcy court's sale order entered on May 12, 2003, we, through our wholly-owned subsidiary, will pay the Sellers $1,250,000 in cash, $100,000 of which has previously been deposited into escrow as an earnest money deposit, and assume certain liabilities of Trestle. The other principal terms of the acquisition have previously been disclosed by us in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2003. The acquisition transaction is subject to additional customary closing conditions and is scheduled to close on or about May 16, 2003. Additionally, upon the closing of the Trestle acquisition, as additional compensation for their respective consulting services, we have agreed to issue to a director, and one of our Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share. These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization. This Co-President will also be entitled to receive a lump sum payment of $50,000 on the close of this transaction.

     There are certain unidentified risks that cannot be adequately expressed prior to the actual consummation of this transaction. Additionally, there can be no assurance following consummation of this transaction that the business venture will continue to operate successfully or that it will ever become profitable. Please see the section below entitled "Risks Related to the Sale of the PM Entertainment Library and Our Future Operations."

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

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2").

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

     The market trend of each film is regularly examined to determine the estimated future revenues and corresponding lives. Due to the nature of the industry, management's estimates of future revenues may change within the next year and the change could be material.

     Revenues from producer-for-hire contracts are recognized on a percentage-of-completion method, measured by the percentage of costs completed to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

FILM COSTS

     The Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production and production overhead. These costs are amortized each period on an individual film program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS FROM  OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $414,000 and $506,000 for the quarters ended March 31, 2003 and 2002, respectively, a decrease of $92,000. The decrease in selling, general and administrative expenses is mainly due to a reduction in staffing and other overhead.

DEPRECIATION AND AMORTIZATION

     Depreciation  and  amortization  expense  was  $9,000  and  $28,000  in the quarters ended March 31, 2003 and 2002, respectively. The decrease in amortization expense is due to the Company ceasing the depreciation of fixed assets disposed during 2002.

LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

     Loss on impairment of marketable securities was zero and $3,000 for the quarters ended March 31, 2003 and 2002, respectively. The loss in 2002 resulted from an impairment in the value of Metromedia International Group, Inc. common stock.

INTEREST INCOME/(EXPENSE)

     Interest income was zero and $142,000 in the quarters ended March 31, 2003 and 2002, respectively. Interest income in 2002 consisted solely from amounts earned on the federal tax refund receivable.

OTHER INCOME/(LOSS)

     Other income was $121,000 and $145,000 in the quarters ended March 31, 2003 and 2002, respectively. The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

DISCONTINUED OPERATIONS

     Income/(Loss) from discontinued operations was $349,000 and $(314,000) in the quarters ended March 31, 2003 and 2002, respectively. The increase of $663,000 can be mainly attributed to the increase in revenue recognized from discontinued operations. This increase in revenue is principally attributed to the Company recognizing revenue from a video licensing contract entered into during 2002. Since not all conditions of sale had been met in 2002, the Company deferred revenue recognition until the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used in)/provided by operating activities was $98,000 and $(488,000) in the quarters ended March 31, 2003 and 2002, respectively. The increase in cash provided by operating activities was primarily due to an increase in net cash provided by discontinued operations, offset by a decrease in accounts payable.

     Management believes that the Company's current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company's remaining film library are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. To address this liquidity issue, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement on April 10, 2003, with Film Library Acquisition Corp. for the sale of PM's film library. If the Company does not successfully complete the sale of the PM Entertainment Library, management will continue to operate the Company as a scaled-back business focusing on the sale of that PM library. Whether or not the Company successfully completes the sale of the PM Entertainment Library, the Company has identified a strategic alternative for its future operations, in the purchase of the assets of Trestle Corporation, which is described above. There are certain unidentified risks that cannot be adequately expressed prior to the actual consummation of the Trestle transaction. Additionally, there can be no assurance following consummation of the transaction that the business venture will continue to operate successfully or that it will ever become profitable. Please see the section below entitled "Risks Related to the Sale of the PM Entertainment Library and Our Future Operations."

INFLATION AND SEASONALITY

     Inflation has not been material to the Company during the past five years.

RISKS RELATED TO THE SUCCESSFUL SALE OF THE PM ENTERTAINMENT LIBRARY AND OUR FUTURE OPERATIONS

     IF THE SALE OF THE PM ENTERTAINMENT LIBRARY IS SUCCESSFUL, THE COMPANY MAY BE SUBJECT TO SUBSTANTIAL RISKS SPECIFIC TO ANOTHER BUSINESS, THE SPECIFIC RISKS OF WHICH THE COMPANY CANNOT CURRENTLY ASCERTAIN. If the Company successfully completes the sale of the PM Entertainment library and successfully completes the Trestle transaction, it will be subject to substantial risks specific to Trestle's particular business, the specific risks of which cannot be clearly ascertained until the transaction has been consummated. However, at a minimum, the Company's proposed business operations may be highly speculative and be subject to the same types of risks inherent in any new venture.

     IF THE SALE OF THE PM ENTERTAINMENT LIBRARY IS SUCCESSFUL, WE WILL HAVE NO MATERIAL ASSETS OTHER THAN CASH, AND NO SOURCE OF REVENUE. If the Company successfully completes the sale of the PM Entertainment library, it will have no material assets other than cash and will have no revenues. It is unlikely that the Company will receive any revenues until it consummates the Trestle transaction, however, there can be no assurance that the assets acquired from Trestle and its affiliates will produce any material revenues for the Company or its stockholders or that the business will operate on a profitable basis.

     OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION. Even with the Company's continuing operation of the PM Entertainment library, its independent auditors discuss in their report the Company's ability to continue as a going concern. They include a statement that: "[a]s discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern." If the Company successfully completes the sale of the PM Entertainment library and is unable to consummate the Trestle transaction, the Company may be forced to cease operations. Additionally, if the Trestle business fails to produce any material revenues for the Company or its stockholders or operate on a profitable basis, the Company may be forced to cease operations. You are encouraged to read Note 1 to the financial statements included in our Annual Report on Form 10-KSB.

ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, members of the Company's management, including the Company's Co-President, David Weiner, and Co-President and Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Weiner and Mr. Freeman believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls, known to Mr. Weiner or Mr. Freeman, after the date of the most recent evaluation.

PART II - OTHER INFORMATION




ITEM 1.   Legal Proceedings
          The Company is not currently involved in any material legal proceedings.
ITEM 2.   Changes in Securities and Use of Proceeds
          Not Applicable.
ITEM 3.   Defaults Upon Senior Securities
          Not applicable.
ITEM 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable.
ITEM 5.   Other Information

          Consistent with our previous report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, on April 30, 2003, concurrent with the termination of his prior employment agreement, Roger Burlage, our former Chairman of the Board, Chief Executive Officer and Co-President, resigned from all of his positions with the Company and its subsidiaries, other than his membership on our Board of Directors, the Board of our PM Entertainment subsidiary, and the Board of our Trestle Acquisition Corp. subsidiary. On May 5, 2003, our Board elected Michael Doherty, a current director, as Chairman.

ITEM 6.   Exhibits and Reports and Form 8-K

(a) -     Exhibit 99.1       Certificate of our Co-President and Chief Financial
                             Officer  pursuant to  Section 906  of the Sarbanes-
                             Oxley Act of 2002

(b) - The Company filed a Current Report on Form 8-K on January 17, 2003, reporting the intended resignation of Roger Burlage and the formation of the Office of the President.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.


May 15, 2003        /s/  Gary Freeman
                    -----------------------------------------------
                    Name: Gary Freeman
                    Title: Co-President and Chief Financial Officer

                         SUNLAND ENTERTAINMENT CO., INC.

                    CERTIFICATION OF CO-PRESIDENT PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David Weiner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2003;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003
                            /s/ David Weiner
                            --------------------------
                            Co-President

                         SUNLAND ENTERTAINMENT CO., INC.

                        CERTIFICATION OF CFO PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary Freeman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2003;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003
                            /s/ Gary Freeman
                            ----------------------------------------
                            Co-President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------

99.1 Certificate of our Co-President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.