Form 10KSB/A
period 2002-12-31
SUNLAND ENTERTAINMENT CO INC
filed 2003-07-11
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-23000

                         SUNLAND ENTERTAINMENT CO., INC.
                 (Name of Small Business Issuer in its charter)


                 DELAWARE                                  95-4217605
       (State or Other Jurisdiction              (IRS Employer Incorporation or
             of Organization)                          Identification No.)

    11835 W. OLYMPIC BLVD., SUITE 550,                        90064
         LOS ANGELES, CALIFORNIA                           (Zip Code)
 (Address of Principal Executive Offices)


          Issuer's Telephone Number, Including Area Code: 310-444-4100

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB: [X]

       State issuer's revenue for its most recent fiscal year: $1,119,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2003, a date within the past 60 days, is: $189,549

     State the number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2003: 455,017 (713,137 shares including 258,120 shares into which the Series A and B Preferred Stock could be converted).

     Transitional Small Business Disclosure Format: Yes:  [_]    No:  [X]

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

                                     PART I

ITEM 1.    BUSINESS
                                  INTRODUCTION

GENERAL


     Sunland Entertainment Co., Inc., together with its subsidiaries Sunland Entertainment, Inc. and Pepin/Merhi Entertainment Group, Inc. (collectively, (the "Company")) owns and exploits motion picture product and related intellectual property.


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

CLASSIC MEDIA, LLC


     In March 2001, the Company signed an Asset Sale and Purchase Agreement, which was later amended, for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media, LLC ("Classic Media"). The sale excluded PM Entertainment and related assets. The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred June 22, 2001, after the receipt of a shareholder vote and satisfaction of other customary closing conditions. In connection with the sale, the Company changed its name to "Sunland Entertainment Co., Inc."


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

CHANGES IN MANAGEMENT

     Roger Burlage, the Chairman and Chief Executive Officer of the Company, notified the Board of Directors that he intends to resign from his position at the expiration of his contract in April of this year. On January 15, 2003, the Board of Directors of the Company authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage's employment term. The Office of the President was created to provide general supervision, direction and control of the Company. Roger Burlage, David Weiner, and Gary Freeman were appointed to serve in the Office of the President. Mr. Freeman was also elected the Company's Chief Financial Officer and Corporate Secretary.

     In September 2001, Caroline Stewart, the Company's former Chief Financial Officer and Corporate Secretary resigned all of her positions with the Company and Monique Green was appointed the Secretary of the Company and Chief Financial Officer. In September 2002, Monique Green resigned all of her positions with the Company.

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


     The PM Entertainment Library currently represents substantially all of our assets and most of our liabilities, other than our fixed operating expenses. Thus, as a result of this transaction, after the Closing we will have no continuing business operations, except for certain overhead expenses, including various employees and real estate leases. Consequently, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing, and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

     Additionally, pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Closing will trigger the liquidation preference provisions governing the Series A and B Preferred Stock. As a result, the holders of our Series A and B Preferred Stock would be entitled to receive all of the proceeds from the sale of the PM Entertainment Library. Discussions with the holders of our Series A and B Preferred Stock have indicated that these holders would be willing to waive their rights to these proceeds subject to the Company's acquisition of another business opportunity although the holders have not definitely agreed to waive their rights and there can be no assurance that these holders will waive these rights.


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

     Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including:

    *    potential benefits to us and our shareholders;
    *    working capital;
    *    financial requirements and availability of additional financing;
    *    history of operation, if any;
    *    nature of present and expected competition;
    *    quality and experience of management;
    *    need for further research, development or exploration;
    *    potential for growth and expansion;
    *    potential for profits; and
    *    other factors deemed relevant to the specific opportunity.

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


                                    BUSINESS


     Historically, the Company's business strategy involved exploiting the Harvey Classic Characters through filmed entertainment and capitalizing upon the relationship between filmed entertainment, merchandising and other ancillary markets. The assets, rights and properties pertaining to these activities were sold in June 2001. Through the Company's subsidiary, PM Entertainment, the Company has continued its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets. Due to depressed market conditions, the Company has decided not to finance new film product. If the Company does not successfully complete the sale of the PM Entertainment Library, the Company will continue to operate as a scaled-back business focusing on the sale and licensing of that library. Although the Company previously engaged Houlihan Lokey Howard & Zukin, or "Houlihan," to explore strategic alternatives that may have been available to the Company following the completion of its transaction with Classic Media, the Company terminated its agreement with Houlihan in February of 2002 due to Houlihan being unable to provide any potential internal or external alternatives that met with the approval of the Company's Board of Directors.


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

FILMED ENTERTAINMENT


     Filmed entertainment includes direct-to-video films, television movies and television series. Through its subsidiary PM Entertainment, the Company extended its operations into the lower budget feature film and video arena. The predecessor of PM Entertainment was an independent entertainment company that produced and distributed motion pictures into the domestic television and home video markets and into the international markets for all media. PM Entertainment's most valuable assets are its film library of approximately 140 motion picture titles and 74 episodes of television series. The Company previously retained Cinetel Films to act as its sales agent to foreign licensee agreements, Ventura Distribution to handle the distribution of its domestic home video division and other outside sales consultants for the Company's television properties. On April 9, 2002, the Company canceled its Sales Agency Agreement with Cinetel due to performance issues relating to Cinetel's ability to adequately exploit the Company's film library and collect outstanding accounts receivable, effective August 15, 2002. Currently, the Company is primarily in charge of all sales and collection activities.

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


     In June 2001, all of the Company's Harvey Classic Character assets, properties and rights were sold and the Company's merchandising and licensing division was dissolved.


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


     NET LOSSES. The Company experienced net losses of $7,139,000 and $1,452,000 for the fiscal years ended December 31, 2002 and 2001, and total net losses of $37,073,000 since inception. Such losses are expected to continue into the 2003 year as a result of the lack of product for release in the entertainment media. There can be no assurance that the Company can achieve its business plan, and net losses are likely to continue into the future.


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


     FLUCTUATIONS IN REVENUE RECOGNIZED FROM FILM LICENSING. The Company's quarterly and yearly operating results may fluctuate due to the manner in which the Company is required to record revenue from film licensing agreements and the seasonality surrounding the film licensing business. Although film licensing agreements typically grant rights for a period of one to five years, revenues are typically recognized when the license period begins, provided certain conditions are met. Fluctuations in quarterly and yearly operating results principally arise due to the Company's timing in entering into film licensing agreements as the film markets, at which the Company licenses its products, occur from February through May and October through November. Therefore, the Company believes that period-to-period comparisons of its results from operations are not necessarily an accurate indication of future performance.


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

     DISCRETIONARY USE OF PROCEEDS. If the Company successful completes the sale of the PM Entertainment library, it will not be engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management will have broad discretion with respect to the potential acquisition of assets, property or business. There can be no assurance that the Company's use or allocation of its available cash will allow the Company to achieve its business objectives.

ITEM 2.    PROPERTIES


     The principal offices of the Company consist of approximately 14,000 square feet of general office space located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. The Company entered into a seven-year lease for such office space commencing in December 1999, with a five-year option to renew. The Company also leases approximately 9,000 square feet of office space in Santa Monica pursuant to a ten-year lease entered into in December 1993. The Company has entirely subleased the Santa Monica space to an unaffiliated person until July of 2004. The Company recorded rent expense of $376,000 and $379,000 for its principal and Santa Monica offices during 2002.

     The principal offices of PM Entertainment consisted of approximately 120,000 square feet of general office, post production and sound stage facilities located in Sunland, California. In connection with the acquisition of PM Entertainment, the Company entered into a two year lease of the premises with an option to purchase the facility and surrounding property, which expired March 31, 2002. The Company recorded rent expense of $150,000 for its Sunland, California office during 2002.


ITEM 3.    LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.    MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICES

     The Company's common stock, no par value (the "Common Stock") is currently traded on the Over-The Counter Bulletin Board under the symbol "SLDE.OB." On June 27, 2002, a special meeting of shareholders was held at the Company's offices, where the proposal to enact a ten-for-one reverse split of the Company's common and preferred stock was approved. The Company subsequently changed its stock symbol from "SUNE.OB" to "SLDE.OB," effective August 9, 2002. The following table sets forth, for the fiscal quarters indicated, the high and low sale price for the common stock, as reported on the Over-The-Counter Bulletin Board.

     QUARTERLY PERIOD                                       HIGH         LOW
     ----------------------------------------------         ----         ---
     Fiscal year ended December 31, 2001:
                    First Quarter .................       $   4.50    $   1.30
                    Second Quarter ................       $   2.20    $   1.00
                    Third Quarter .................       $   2.00    $   0.90
                    Fourth Quarter ................       $   1.20    $   0.70

     Fiscal year ended December 31, 2002:
                    First Quarter .................       $   1.10    $   0.80
                    Second Quarter ................       $   1.20    $   0.70
                    Third Quarter .................       $   1.00    $   0.70
                    Fourth Quarter ................       $   0.72    $   0.45


HOLDERS

     As of March 29, 2003, there were approximately 160 holders of record of the Company's Common Stock.

DIVIDENDS


     The Company has never paid cash dividends on the Common Stock. The Company is required to pay dividends on its outstanding classes of preferred stock in the form of additional shares of preferred stock. These dividends have been paid since the issuance of the underlying preferred stock. Other than these preferred stock dividends, the Board of Directors expects that the Company will continue to retain any future earnings for use in its business.


EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002.



                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                           OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND      FUTURE ISSUANCE UNDER EQUITY
                             WARRANTS AND RIGHTS                RIGHTS                  COMPENSATION PLANS
-----------------------    -----------------------    -------------------------    ----------------------------

Equity compensation                29,900                       75.90                         78,600
plans approved by
security holders

Equity compensation               265,633                      106.13                            0
plans not approved by
security holders

Total                             295,533                      103.07                         78,600
-----------------------    -----------------------    -------------------------    ----------------------------


         The Company's current employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

         The Company's Compensation Committee administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more shareholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more shareholder. Options vest at varying rates generally over five years. An aggregate of 105,000 shares were reserved under the Plans, of which 78,600 shares were available for future grant at December 31, 2002.


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


         Information related to the Company's issued and outstanding warrants is identified in Note 9 to the Financial Statements attached to this report and is incorporated herein by this reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION


     The Company conducts its operations through its wholly-owned subsidiaries, which include Sunland Entertainment, Inc. and PM Entertainment. The Company's revenues were previously derived from two primary sources: (i) filmed entertainment and (ii) merchandising and licensing. In June 2001, all of the Company's Harvey Classic Character assets, properties and rights were sold and the Company's merchandising and licensing division was dissolved. Since that time, the Company's revenues have been derived solely from film entertainment. This Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.


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

     Additionally, pursuant to the terms of our Amended and Restated Certificate of Incorporation, the Closing will trigger the liquidation preference provisions governing the Series A and B Preferred Stock. As a result, the holders of our Series A and B Preferred Stock would be entitled to receive all of the proceeds from the sale of the PM Entertainment Library. Discussions with the holders of our Series A and B Preferred Stock have indicated that these holders would be willing to waive their rights to these proceeds subject to the Company's acquisition of another business opportunity although the holders have not definitely agreed to waive their rights and there can be no assurance that these holders will waive these rights.

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

     Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including:

    *    potential benefits to us and our shareholders;
    *    working capital;
    *    financial requirements and availability of additional financing;
    *    history of operation, if any;
    *    nature of present and expected competition;
    *    quality and experience of management;
    *    need for further research, development or exploration;
    *    potential for growth and expansion;
    *    potential for profits; and
    *    other factors deemed relevant to the specific opportunity.

     There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful. Please see the section entitled "Risks Related to the Sale of the PM Entertainment Library and Our Future Operations."

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

     The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

     o Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management's judgment as it relates to totals revenues to be received and costs to be incurred throughout the life of each program or license period. These judgments are used to determine the  amortization of capitalized  programming  costs associated with revenues earned and any net realizable value adjustments.


     o The Company accounts for its business acquisitions under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

     o The Company assesses the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.


     o The Company adopted SFAS 142 "Accounting For Goodwill and Other Intangible Assets" in the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with this standard. The impairment charge taken in the first quarter of 2002 was recognized as a cumulative effect of a change in accounting principle.

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


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

Selling, general & administrative expenses .....    $ 1,460,000     $ 2,645,000
Depreciation and other amortization ............        112,000         151,000
                                                    -----------     -----------
Loss from operations ...........................     (1,572,000)       (796,000)
Other income (loss) ............................        685,000         519,000
                                                    -----------     -----------
Loss before income taxes, extraordinary
   item and cumulative effect of
   accounting principle change .................       (887,000)       (277,000)
Extraordinary gain .............................           --           293,000
Cumulative effect of accounting changes ........     (2,861,000)       (628,000)
                                                    -----------     -----------
Loss from continuing operations ................     (3,748,000)       (612,000)
Income (Loss) from discontinued operations .....     (3,391,000)      1,160,000
                                                    -----------     -----------
Net Loss .......................................     (7,139,000)     (1,452,000)
Preferred stock dividends ......................     (1,168,000)     (1,304,000)
Excess of carrying amount on preferred
   stocks and warrants over fair value
   transferred to shareholders .................           --         6,579,000
Excess of fair value of Series B stock
   (less carrying amount and associated
   beneficial conversion feature of Series
   A redeemed) .................................           --          (469,000)
                                                    -----------     -----------
Net income (loss) applicable to common
   stockholders ................................    $(8,307,000)    $ 3,354,000

                                                    -----------     -----------
Basic & Diluted net income (loss) per share ....    $    (18.26)    $      7.37

RESULTS FROM OPERATIONS


FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Selling, general and administrative expenses were $1,460,000 and $2,645,000 for 2002 and 2001, respectively. The decrease in selling, general and administrative expenses of $1,185,000 in 2002 is due to a reduction in staffing and other overhead. The Company has budgeted for additional overhead reductions in the first quarter of 2003.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $112,000 and $151,000 in 2002 and 2001, respectively. The $39,000 decrease was principally due to the Company disposing of certain assets during 2002.


OTHER INCOME/(LOSS)

     Loss on the impairment of securities was $5,000 and $26,000 in 2002 and 2001, respectively. The loss in 2002 results from an impairment in the value of Metromedia International Group, Inc. common stock. The loss in 2001 consists of an impairment in the value of Tutornet common stock. Tutornet stock was completely written off at June 30, 2001.




     Interest income/(expense), net was $139,000 and $0 in 2002 and 2001, respectively. Interest income in 2002 consists primarily from amounts earned on the federal tax refund receivable.


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

CUMULATIVE EFFECT OF ACCOUNTING CHANGES


     Effective January 1, 2002, the Company changed the accounting for goodwill from an amortization method to an impairment only approach. During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired due to its continued historical and forecasted future losses as a result of the changing economic conditions in the entertainment industry. As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company's balance sheet.


     Effective January 1, 2001, the Company changed its method of accounting for film costs, which resulted in a one-time non-cash charge of $628,000.


DISCONTINUED OPERATIONS

     Income (Loss) from discontinued operations was $(3,391,000) and $1,160,000 in 2002 and 2001, respectively. The decrease of $4,551,000 can be principally attributed to the decrease in revenue recognized from discontinued operations. The decrease is due, in part, to the sale of the Company's library of Harvey Classic Characters in June 2001, with an effective date of February 1, 2001, for $17 million. In addition, recent events overseas have negatively impacted the international media markets, causing significant financial losses to the entertainment industry and further depressing the values of filmed library assets.


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


     Net cash provided by/(used in) investing activities was zero and $16,075,000 in 2002 and 2001, respectively. Cash provided by investing activities in 2001 resulted from the sale of substantially all of the Company's Harvey Classic Character assets, properties and rights owned by the Company.


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

     Management believes that the Company's current and anticipated sources of working capital from collection of accounts receivable and new sales of the Company's remaining film library are not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's current business plan for the next twelve months. To address previous liquidity issues management sold certain assets, properties and rights owned by the Company. On April 10, 2003, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement with Film Library Acquisition Corp. for the sale of PM's film library. If the Company does not successfully complete the sale of the PM Entertainment Library, management will continue to operate the Company as a scaled-back business focusing on the sale of that PM library.


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


Following is a summary of the contractual obligations available to us as of December 31, 2002 (in thousands):

CONTRACTUAL OBLIGATIONS                 PAYMENTS DUE BY PERIOD
-----------------------   ------------------------------------------------
                                               Between   Between
                          Total    Less than     2-3       4-5     After 5
                                     1 year     years     years     years
-----------------------   ------   ---------   -------   -------   -------
Operating leases          $2,117      $734      $983      $400       $0
Total Contractual Cash
   Obligations            $2,117      $734      $983      $400       $0


INFLATION AND SEASONALITY

     Inflation has not been material to the Company during the past five years.


     The Company's quarterly and yearly operating results may fluctuate due to the manner in which the Company is required to record revenue from film licensing agreements and the seasonality surrounding the film licensing business. Although film licensing agreements typically grant rights for a period of one to five years, revenues are typically recognized when the license period begins, provided certain conditions are met. Fluctuations in quarterly and yearly operating results principally arise due to the Company's timing in entering into film licensing agreements as the film markets, at which the Company licenses its products, occur from February through May and October through November. Therefore, the Company believes that period-to-period comparisons of its results from operations are not necessarily an accurate indication of future performance.

ITEM 7.    FINANCIAL STATEMENTS

     Pages F-1 through F-20 follow.

     The following tables set forth supplementary data for each of the years in the two-years ended December 31, 2002.


                                                             2002
                                      ------------------------------------------------------
                                      MARCH 31       JUNE 30        SEPT 30         DEC 31
                                    ------------   -----------    -----------    -----------
                                     (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Revenues ........................   $      --      $      --      $      --      $      --

Gross Profit (Loss) .............          --             --             --             --
Income (Loss) from continuing
   operations ...................      (250,000)    (2,936,000)      (122,000)      (440,000)
Income (Loss) from discontinued
   operations ...................      (314,000)      (775,000)      (772,000)    (1,530,000)
Net Income (Loss) attributable to
   Common Stock .................      (848,000)    (4,000,000)    (1,189,000)    (2,270,000)
INCOME (LOSS) PER SHARE:
Basic and Diluted ...............   $     (1.86)   $     (8.79)   $     (2.61)   $     (5.00)



                                                             2001
                                      ------------------------------------------------------
                                      MARCH 31       JUNE 30        SEPT 30         DEC 31
                                    ------------   -----------    -----------    -----------
                                     (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Revenues ........................   $      --      $      --      $      --      $      --

Gross Profit ....................          --             --             --             --
Income (Loss) from continuing
   operations ...................    (1,466,000)      (647,000)      (261,000)      (238,000)
Income (Loss) from discontinued
   operations ...................    (1,445,000)     4,442,000       (518,000)    (1,319,000)
Net Income (Loss) attributable to
   Common Stock .................    (3,285,000)     2,950,000      5,525,000     (1,836,000)
INCOME (LOSS) PER SHARE:
Basic and Diluted ...............   $     (7.20)   $      6.50    $     12.07    $     (4.00)



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


     Roger A. Burlage and Gary Freeman currently serve as directors and executive officers of the Company's primary wholly owned subsidiary, PM Entertainment. Directors are currently elected for terms of one year each.

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

     WILLIAM DALLAS was appointed as a Director of the Company in March of 2001. Mr. Dallas also served as a director from May of 2000 through December of 2000. Mr. Dallas is the founder of First Franklin and has served as its Chairman since 1981. First Franklin is a leading nonprime wholesale lender in the mortgage banking industry. The firm provides mortgage lenders with a wide variety of products and services, focusing on its proprietary risk-based Direct Access loan programs. First Franklin is a subsidiary of National City Corporation (NYSE:NCC). Headquartered in San Jose, First Franklin employs close to 900 professionals in over 30 locations nationwide. National City Corporation is one of the nation's largest commercial banks. Mr. Dallas has also co-founded two other banking institutions: In 1995, Mr. Dallas helped found Heritage Bank of Commerce (NASDAQ HTBC), a community business bank serving Silicon Valley; and in 1998, Mr. Dallas helped found California Oaks State Bank in Thousand Oaks. Mr. Dallas is a Certified Mortgage Banker, and is a Board advisor to Factual Data Corporation, a Colorado based credit services provider since. Mr. Dallas also presently serves as director for the following companies: Affinity Corporation a private technology company dedicated to mortgage fraud detection, LoanCity.com a provider of mortgage infrastructure technology and products based in San Jose, Diversified Capital, a mortgage brokerage in Northern California, and Finet.com a publicly traded mortgage company. Mr. Dallas accepted the nomination of California Lutheran University, or "CLU," to be secretary of the Board of Regents and he teaches Venture Development, a class he created at CLU.


     MICHAEL S. DOHERTY has been a Director of the Company since December 1997. Since November 1999, Mr. Doherty has been President of Doherty, Scotti & Company, LLC, a firm specializing in venture capital and private equity funding for development stage companies. From February 1999 to October 1999, Mr. Doherty served as Senior Managing Director of Spencer Trask Securities Incorporated. Mr. Doherty served as Managing Director and Director of Private Equity at Cruttenden Roth Incorporated from October 1996 to February 1999. From 1992 to October 1999, he served as Vice President of Arnhold and S. Bleichroeder Inc, a New York-based investment banking, brokerage and asset management firm. Mr. Doherty also serves on the Boards of several public and private companies, including ACLN Ltd., a marine transport company, IPAXS, a voice-over Internet Provider and Internet telephony company, Xycom, Inc., an industrial automation company and Zyan Communications, Inc., a provider of digital subscriber line services.


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

ITEM 10.   EXECUTIVE COMPENSATION

                  EXECUTIVE COMPENSATION AND OTHER REMUNERATION

     The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2002, 2001 and 2000 to the Company's Chief Executive Officer. No other executive officer that was serving at the end of the last completed fiscal year (2002) earned over $100,000.

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                ------------------------    ---------------------------
                                                            COMMON STOCK
                                                             UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY    BONUS       OPTIONS     COMPENSATION
---------------------------     ----   ---------   -----    ------------   ------------
Roger A. Burlage                2002   $ 560,314    N/A           N/A      $  7,500(1)
  Chairman, Chief               2001   $ 543,734    N/A           N/A      $  7,500(1)
  Executive Officer,            2000   $ 519,412    N/A           N/A      $  7,500(1)
  and Co-President
----------

(1) Represents benefits paid under Mr. Burlage's employment contract related to country club dues.


                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table and related footnotes set forth the number of securities underlying options granted in the last fiscal year (2002) and held by the Company's Chief Executive Officer.


                       NUMBER OF      PERCENT OF
                      SECURITIES     TOTAL OPTIONS
                      UNDERLYING      GRANTED TO      EXERCISE OR
                        OPTIONS      EMPLOYEES IN      BASE PRICE    EXPIRATION
NAME                    GRANTED       FISCAL YEAR      ($/SHARE)        DATE
----                    -------       -----------      ---------        ----
Roger A. Burlage           0              N/A             N/A           N/A



               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES
                       SHARES                               UNDERLYING         VALUE OF UNEXERCISED
                     ACQUIRED ON         VALUE             UNEXERCISED         IN-THE-MONEY OPTIONS
NAME                 EXERCISE (#)      REALIZED ($)    OPTIONS AT 12/31/02          AT 12/31/02
----                 ------------      ------------    -------------------          -----------
Roger A. Burlage          0               N/A                  64,032                    0


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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2003, certain information regarding the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors, (iv) each person who is an executive officer of the Company as of March 31, 2003, and (v) the Company's current directors and executive officers as a group:


NAME AND ADDRESS                             TITLE OF CLASS(1)          NUMBER OF SHARES      PERCENT OF
OF BENEFICIAL OWNERS                                                      AND NATURE OF        CLASS(2)
                                                                      BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------
AKA USA Holdings Limited (3)            Common Stock                          105,500            23.19%
Beneficial Owner                        Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
Ahmad Bin Khalid Al-Saud (3)            Common Stock                          105,500            23.19%
Beneficial Owner                        Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
Gary Stein(4)                           Common Stock                           35,000             7.69%
Beneficial Owner                        Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
Dimensional Fund Advisors Inc.(5)       Common Stock                           28,560             6.28%
Beneficial Owner                        Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
Universal Studios, Inc. (6)             Common Stock                           37,450             8.23%
Beneficial Owner                        Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
Aim Holdings, LLC (7)                   Common Stock                           13,115             2.80%
Beneficial Owner                        Series A Preferred Stock                  647            12.45%
                                        Series B Preferred Stock                   --               --
Sheldon Brody (8)                       Common Stock                           10,622             2.28%
Beneficial Owner                        Series A Preferred Stock                  524            10.09%
                                        Series B Preferred Stock                   --               --
Gerard Guez (9)                         Common Stock                           26,200             5.44%
Beneficial Owner                        Series A Preferred Stock                  154             2.96%
                                        Series B Preferred Stock                1,138             9.30%
Park Financial Corporation (10)         Common Stock                           26,214             5.45%
Beneficial Owner                        Series A Preferred Stock                1,293            24.89%
                                        Series B Preferred Stock                   --               --
L D B Corporation (11)                  Common Stock                           26,214             5.45%
Beneficial Owner                        Series A Preferred Stock                  129             2.49%
                                        Series B Preferred Stock                1,164             9.51%
Checchi Family Trust (12)               Common Stock                           26,214             5.45%
Beneficial Owner                        Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                1,293            10.57%
Roger A. Burlage (13)                   Common Stock                           73,810            13.96%
Chairman, Co-President and C.E.O.       Series A Preferred Stock                   66             1.27%
                                        Series B Preferred Stock                  594             4.85%
Michael S. Doherty (14)                 Common Stock                            3,000             0.65%
Director                                Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
Paul Guez (15)                          Common Stock                          109,277            19.37%
Director                                Series A Preferred Stock                  765            14.73%
                                        Series B Preferred Stock                5,635            46.06%
Gary M. Gray (16)                       Common Stock                           12,750             2.73%
Director                                Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --
William Dallas (17)                     Common Stock                           26,214             5.45%
Director                                Series A Preferred Stock                  129             2.48%
                                        Series B Preferred Stock                1,164             9.51%







David Weiner(18)                        Common Stock                               --               --
Co-President                            Series A Preferred Stock                   --               --
                                        Series B Preferred Stock                   --               --

Gary Freeman(19)                        Common Stock                               --               --
Co-President, Chief Financial Officer   Series A Preferred Stock                   --               --
and Corporate Secretary                 Series B Preferred Stock                   --               --
All Officers and Directors a group (20) Common Stock                          230,051            33.58%
(7 persons)                             Series A Preferred Stock                  960            18.48%
                                        Series B Preferred Stock                7,393            60.42%

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

(3) Includes shares held by AKAUSA and Mr. Al-Saud. The United States mailing address of AKAUSA and the United States address of Mr. Ahmad Bin Khalid Al-Saud is 3535 N. W. 58th Street, Suite 950, Oklahoma City, Oklahoma 73112. AKAUSA is a Cayman Islands corporation, 100% of whose stock is owned by Mr. Ahmad Bin Khalid Al-Saud, a citizen and resident of Saudi Arabia. 45,500 shares are held in AKAUSA's name, and 60,000 shares are held in Mr. Al-Saud's name. However, since Mr. Al-Saud owns 100% of AKAUSA, all voting power is held by Mr. Al-Saud.

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

     The Equity Plan Compensation Information identified in Part II, Item 5, above is incorporated into this Part III, Item 11, by this reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company has entered into certain  relationships  and transactions  with
related  parties.   Such   relationships  and  transactions   include,   without
limitation, the following:

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS.

     The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company's Chairman and Chief Executive for a term of four years. Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Board. As part of the agreement, Mr. Burlage was granted warrants to purchase 40,000 shares of the Company's Common Stock at exercise prices ranging from $90.00 to $120.00 per share, and was to receive up to an additional 20,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement which did not occur. One half of the original warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation. If Mr. Burlage's position is eliminated as a result of a merger or consolidation of the Company, Mr. Burlage will be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term. In January of 2003, Mr. Burlage notified the Board of Directors that he intends to resign from his position at the expiration of his contract in April of this year. On January 15, 2003, the Board of Directors authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage's employment term.

     The Company entered into a settlement agreement with Eric S. Mischel, the Company's former President and Chief Operating Officer, dated December 15, 2000. The agreement commenced on January 1, 2001 and terminates on April 25, 2003. The agreement terminated Mr. Mischel's previous employment agreement with the Company as of January 1, 2001, and provides that Mr. Mischel, on a part time basis, was to assist the Company in developing the BUNNY, RICHIE RICH, HOT STUFF, and the WALTER MILLER projects for a period of one year, as well as the Hearst licensing and merchandising deals. The Company was to pay a $134,365 annual consulting fee to Mr. Mischel for his services. If the Company was sold to a third party during the term of the agreement, the Company was to pay Mr. Mischel an amount equal to $313,500 less the amounts previously paid to Mischel. Payment is to be made within 5 days of the consummation of the sale. If the acquiring entity fails to pay the foregoing amount, Mr. Mischel was entitled to receive $627,000 less the amounts previously paid to Mischel. As of January 1, 2001, all of Mr. Mischel's unvested warrants were cancelled, and all of his stock options became fully vested and were exercisable for one year after the date Mr. Mischel ceases to provide services under the settlement agreement. However, all of these options expired on January 2, 2002. The exercise price of all of Mr. Mischel's options was to be $8.00 per share. The Company was to provide health insurance coverage to Mr. Mischel until the earlier of April 25, 2003, or such time as Mr. Mischel became eligible for health insurance by a new employer. In addition, The Company and Mr. Mischel released each other from any and all, known or unknown, claims, arising during the period of Mr. Mischel's employment, relating to his employment or termination.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

EXHIBIT
NUMBER     DESCRIPTION
-------    --------------------------------------------------------------------

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

10.49 Settlement agreement dated December 15, 2000, by and among The Harvey Entertainment Company and Eric S. Mischel (incorporated by reference to Exhibit 10.87 of the Company's Form 10-KSB dated April 16, 2001)

10.50 Agency Agreement dated February 1, 2001, by and among The Harvey Entertainment Company and Cinetel Films, Inc. (incorporated by reference to Exhibit 10.88 of the Company's Form 10-KSB dated April 16, 2001)

10.51 Agency Agreement dated May 2, 2000, by and among The Harvey Entertainment Company and Hearst Entertainment (incorporated by reference to Exhibit 10.89 of the Company's Form 10-KSB dated April 16, 2001)

10.52 Securities Purchase Agreement dated July 2, 2001 by and among Sunland Entertainment, Inc. and SHO Investments, LLC (incorporation by reference to Exhibit 10.52 of the Company's Form 10-KSB for the year ended December 31, 2001)

16 Letter of Deloitte & Touche LLP re: change in certifying accountant (incorporated by reference to Exhibit 16 of the Company's Form 8-K dated June 25, 1999)

21 List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)

24.1       Power  of  Attorney  (included  on the  signature  page to this  Form
           10-KSB).

99.1 Certification of the Company's Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Certification of the Company's Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.   CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, members of the Company's management, including the Company's Chief Executive Officer, Roger Burlage, and Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Burlage and Mr. Freeman believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Sunland  Entertainment Company, Inc.


Date: July 11, 2003                       By:        /S/   Gary Freeman
                                               ---------------------------------
                                               NAME:  GARY FREEMAN
                                               TITLE: CO-PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                                      (PRINCIPAL EXECUTIVE
                                                      OFFICER, AND PRINCIPAL
                                                      FINANCIAL AND ACCOUNTING
                                                      OFFICER)




     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

       SIGNATURE                       TITLE                           DATE
       ---------                       -----                           ----

          *                           Director                     July 11, 2003
-------------------------
     Roger Burlage


/s/   GARY FREEMAN            Co-President and Chief Financial     July 11, 2003
-------------------------     Officer (Principal Executive
      Gary Freeman            Officer, and Principal Financial
                              and Accounting Officer)

          *                           Director                     July 11, 2003
-------------------------
     William Dallas


          *                           Director                     July 11, 2003
-------------------------
  Michael S. Doherty


          *                           Director                     July 11, 2003
-------------------------
     Gary M. Gray


          *                           Director                     July 11, 2003
-------------------------
       Paul Guez


*  BY:  /s/ Gary Freeman
        --------------------------
        Gary Freeman
        As Attorney-In-Fact

                    Certification of Co-President Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Weiner, certify that:

         1. I have reviewed this amended annual report on Form 10-KSB/A of Sunland Entertainment Co., Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:    July 11, 2003
                                /s/ David Weiner
                                ---------------------
                                  David Weiner
                                  Co-President

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary Freeman, certify that:


         1. I have reviewed this amended annual report on Form 10-KSB/A of Sunland Entertainment Co., Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    July 11, 2003
                                  /s/ Gary Freeman
                                  -------------------------
                                  Gary Freeman
                                  Co-President, Chief Financial Officer and
                                  Corporate Secretary

ITEM 7.    FINANCIAL STATEMENTS

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----


REPORTS OF INDEPENDENT ACCOUNTANTS                                   F-2 to F-3

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR
   THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Consolidated Balance Sheets                                          F-4 to F-5

Consolidated Statements of Operations                                       F-6

Consolidated Statements of Stockholders' Equity                             F-7

Consolidated Statements of Cash Flows                                F-8 to F-9

Notes to Consolidated Financial Statements                         F-10 to F-21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sunland Entertainment Co., Inc.
Los Angeles, CA

We have audited the consolidated balance sheet of Sunland Entertainment Co, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunland Entertainment Co., Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 8, 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sunland Entertainment Co., Inc
Los Angeles, CA

     We have audited the accompanying consolidated balance sheet of Sunland Entertainment Co. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
March 12, 2003, except for Note 1,
as to which the date
is April 10, 2003

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
ASSETS
     Cash and cash equivalents ...................    $ 1,976,000    $ 2,043,000
     Marketable securities .......................           --            5,000
     Accounts receivable, net of allowance
       for doubtful accounts of $720,000 and
       $907,000 in 2002 and 2001, respectively
       and net of a returns reserve of
       $39,000 and $111,000 in 2002 and 2001,
       respectively ..............................           --             --
     Prepaid expenses and other assets ...........        520,000        696,000
     Income tax receivable .......................          7,000        590,000
     Film inventory, net of accumulated
       amortization of $14,389,000 and
       $12,477,000 in 2002 and 2001,
       respectively ..............................           --             --
     Fixed assets, net of accumulated
       depreciation of $1,106,000 and
       $994,000 in 2002 and 2001,
       respectively ..............................         86,000        289,000
     Goodwill, net of accumulated amortization
       of $4,537,000 and $1,676,000 in 2002
       and 2001, respectively ....................           --        2,861,000
     Net assets from discontinued operations .....      3,781,000      7,458,000
                                                      -----------    -----------
TOTAL ASSETS .....................................    $ 6,370,000    $13,942,000
                                                      -----------    -----------


          See accompanying notes to consolidated financial statements.

                                   (Continued)

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses .......   $    423,000    $    856,000
   Participations and residuals payable ........           --              --
   Deferred revenue ............................           --              --
                                                   ------------    ------------
TOTAL LIABILITIES ..............................        423,000         856,000
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

   Series A Convertible Preferred Stock,
   $1,000 stated value, 75,000 shares
   authorized, 5,200 and 4,800 shares
   issued and outstanding at December
   31, 2002 and December 31, 2001,
   respectively, liquidation preference
   of $5,186,000 and $4,838,000 at
   December 31, 2002 and December 31, 2001,
   respectively ................................      4,326,000       3,978,000
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:

   Preferred stock, $10 par value, 675,000
   shares authorized (30,000 shares
   designated as Series A Convertible
   Preferred Stock and 30,000 shares
   designated as Series B Convertible
   Preferred Stock) ............................           --              --

   Series B Convertible Preferred Stock,
   $1,000 stated value, 250,000 shares
   authorized, 12,200 and 11,400 shares
   issued and outstanding at December
   31, 2002 and December 31, 2001,
   respectively, liquidation preference
   of $12,235,000 and $11,415,000 at
   December 31, 2002 and December 31, 2001,
   respectively ................................     12,235,000      11,415,000

   Common stock, $.001 par value, 1,500,000
   shares authorized, 455,000 issued and
   outstanding at December 31, 2002 and
   December 31, 2001, respectively .............           --              --

   Additional paid in capital ..................     26,459,000      26,459,000
   Accumulated deficit .........................    (37,073,000)    (28,766,000)
                                                   ------------    ------------
           Total stockholders' equity ..........      1,621,000       9,108,000
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $  6,370,000    $ 13,942,000
                                                   ------------    ------------


          See accompanying notes to consolidated financial statements.

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         TWELVE MONTHS ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                         2002          2001
                                                     -----------    -----------
OPERATING EXPENSES
   Selling, general and administrative expenses ..   $ 1,460,000    $ 2,645,000
   Depreciation and amortization .................       112,000        151,000
                                                     -----------    -----------
           Total operating expenses ..............     1,572,000      2,796,000
LOSS FROM OPERATIONS .............................    (1,572,000)    (2,796,000)
Loss on impairment of marketable securities ......        (5,000)       (26,000)
Interest income/(expense), net ...................       139,000           --
Other income .....................................       551,000        545,000
                                                     -----------    -----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM,
CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE
CHANGES AND DISCONTINUED OPERATIONS ..............      (887,000)    (2,277,000)

Income Taxes .....................................          --             --
LOSS BEFORE EXTRAORDINARY ITEM, CUMULATIVE
   EFFECT OF ACCOUNTING PRINCIPLE CHANGES AND
   DISCONTINUED OPERATIONS .......................      (887,000)    (2,277,000)
Extraordinary gain ...............................          --          293,000
Cumulative effect of accounting changes ..........    (2,861,000)      (628,000)
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS ..................    (3,748,000)    (2,612,000)
Income (Loss) from discontinued operations .......    (3,391,000)     1,160,000
                                                     -----------    -----------
NET LOSS .........................................    (7,139,000)    (1,452,000)
Preferred stock dividends ........................    (1,168,000)    (1,304,000)
Excess of carrying amount of Series A and
   Series B convertible preferred stock and
   warrants over fair value transferred to
   shareholders ..................................          --        6,579,000
Excess of fair value of Series B convertible
   preferred stock issued less the carrying
   amount of Series A convertible preferred
   stock redeemed and the associated beneficial
   conversion feature on Series A convertible
   preferred stock redeemed ......................          --         (469,000)
                                                     -----------    -----------
NET INCOME/(LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS ..................................   $(8,307,000)   $ 3,354,000
                                                     -----------    -----------
LOSS PER SHARE OF COMMON STOCK BEFORE
   EXTRAORDINARY GAIN, CUMULATIVE EFFECT
   OF ACCOUNTING PRINCIPLE CHANGES AND
   DISCONTINUED OPERATIONS--Basic and diluted ....   $     (1.95)   $     (5.00)
Extraordinary gain ...............................          --             0.64
Cumulative effect of accounting changes ..........         (6.29)         (1.38)
Discontinued operations ..........................         (7.45)          2.55
Preferred stock dividends ........................         (2.57)         (2.87)
Preferred stock and warrant redemption ...........          --            14.46
Beneficial conversion feature ....................          --            (1.03)
                                                     -----------    -----------
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK--
   Basic and diluted .............................   $    (18.26)   $      7.37
                                                     -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING--
   Basic and diluted .............................       455,000        455,000
                                                     -----------    -----------

          See accompanying notes to consolidated financial statements.

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                     SERIES B
                                    PREFERRED             COMMON STOCK
                              ---------------------   ----------------------
                                                                                ADDITIONAL
                                                                                 PAID IN
                              SHARES       AMOUNT      SHARES      AMOUNT        CAPITAL        DEFICIT          TOTAL
                              ------   ------------   -------   ------------   -----------   -------------    ------------
BALANCE, DECEMBER 31, 2000     8,911   $  8,911,000   455,000   $     0        $27,878,000   $ (32,119,000)   $  4,670,000
Issuance of warrants
Issuance of common
  stock
Conversion of preferred
  stock                        7,478      7,478,000                               (738,000)                      6,740,000
Stock dividends declared         784        784,000                                             (1,304,000)       (519,000)
Excess on fair value of
  conversion                                                                                      (470,000)       (470,000)
Stock Repurchase              (5,758)    (5,758,000)                              (681,000)      6,579,000         140,000
     Net loss                                                                                   (1,452,000)     (1,452,000)
                              ------   ------------   -------   ------------   -----------   -------------    ------------
BALANCE, DECEMBER 31, 2001    11,415     11,415,000   455,000         0         26,459,000     (28,766,000)      9,108,000
Stock dividends declared         820        820,000                                             (1,168,000)       (348,000)
     Net loss                                                                                   (7,139,000)     (7,139,000)
                              ------   ------------   -------   ------------   -----------   -------------    ------------
BALANCE, DECEMBER 31, 2002    12,235   $ 12,235,000   455,000   $     0        $26,459,000   $ (37,073,000)      1,621,000
                              ------   ------------   -------   ------------   -----------   -------------    ------------


          See accompanying notes to consolidated financial statements.

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item,
   cumulative effect of accounting
   principle changes and discontinued
   operations ..................................   $   (887,000)   $ (2,277,000)
Adjustments to reconcile loss before
   extraordinary gain, cumulative
   effect of accounting principle
   changes and discontinued operations
   to net cash provided by/(used in)
   operating activities:
     Depreciation and amortization .............        112,000         151,000
     Changes in operating assets and
        liabilities, net of effects from
        acquisition/disposition of business:
     Marketable securities .....................          5,000          21,000
     Prepaid expenses and other assets .........        176,000         (99,000)
     Income taxes receivable ...................        583,000         (50,000)
     Accounts payable and accrued expenses .....       (433,000)     (1,773,000)
                                                   ------------    ------------
           Net cash provided by/(used in)
              continuing operations ............       (444,000)     (4,027,000)
           Net cash provided by/(used in)
              discontinued operations ..........        377,000       6,882,000
                                                   ------------    ------------
           Net cash provided by/(used in)
              operating activities .............        (67,000)      2,855,000
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for fixed assets .............           --           (14,000)
     Net proceeds from divesture ...............           --        16,089,000
                                                   ------------    ------------
           Net cash provided by/(used in)
              investing activities .............           --        16,075,000
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank loans ...................           --       (17,975,000)
     Purchase of preferred stock ...............           --          (500,000)
                                                   ------------    ------------
           Net cash (used in)/provided by
              financing activities .............           --       (18,475,000)
                                                   ------------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS .................................        (67,000)        455,000
CASH AND CASH EQUIVALENTS, Beginning of
   period ......................................      2,043,000       1,588,000
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, End of period .......   $  1,976,000    $  2,043,000
                                                   ------------    ------------


          See accompanying notes to consolidated financial statements.

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
           Interest ..............................   $   139,000    $(1,172,000)
           Income taxes ..........................   $    (6,800)   $   (46,000)


NON-CASH FINANCING ACTIVITY:

     See Notes 2 and 6 for disclosure of non-cash financing activities.

                SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND AND OPERATIONS --Sunland Entertainment Co., Inc. ("Sunland"), together with its subsidiaries Sunland Entertainment, Inc. and Pepin/Merhi Entertainment Group, Inc. (collectively, (the "Company")), is incorporated in the state of Delaware and is primarily engaged in the exploitation of motion picture product and related intellectual property. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product. In March 2001, the Company signed an Asset Purchase and Sale Agreement, which was later amended, for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media, LLC ("Classic Media"). The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001. In connection with the sale, the Company changed its name to "Sunland Entertainment Co., Inc." Through the Company's subsidiary, PM Entertainment, the Company has continued its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets. Due to depressed market conditions, the Company has decided not to finance new film product. The Company will continue to operate as a scaled-back business focusing on sales of existing PM Entertainment library. Although the Company previously engaged Houlihan Lokey Howard & Zukin, or "Houlihan," to explore strategic alternatives that may have been available to the Company following the completion of its transaction with Classic Media, the Company terminated its agreement with Houlihan in February of 2002 due to Houlihan being unable to provide any potential internal or external alternatives that met with the approval of the Company's Board of Directors. The Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.

     On April 10, 2003, the Company and PM Entertainment entered into an Asset Purchase Agreement with Film Library Acquisition Corp. ("Purchaser") for the sale of our remaining principal asset, PM's film library (the "PM Entertainment Library"), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library (the "Purchase Price"). The transaction is subject to shareholder approval, and we expect to close by the end of June 2003. In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement. The agreement establishes a cut-off date (the "Cut-Off Date") for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive and accrue the revenues and cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

     The following summarizes the assets sold and the liabilities assumed as of December 31, 2002 and 2001, prior to closing under the Asset Purchase Agreement:

                                                       2002                                               2001
                                  ----------------------------------------------      ----------------------------------------------
                                                  PROPOSED SALE    SUBSEQUENT TO                      PROPOSED SALE    SUBSEQUENT TO
                                 PRIOR TO SALE     TRANSACTION     PROPOSED SALE     PRIOR TO SALE     TRANSACTION     PROPOSED SALE
                                  -----------      -----------       -----------      -----------      -----------       -----------
Cash .......................      $ 1,976,000      $      --         $ 1,976,000      $ 2,043,000      $      --         $ 2,043,000
Marketable securities ......             --               --                --              5,000             --               5,000
Accounts receivable ........        1,471,000       (1,471,000)             --          4,544,000       (4,544,000)             --
Prepaid expenses and
   other assets ............          520,000             --             520,000          696,000             --             696,000
Income tax receivable ......            7,000             --               7,000          590,000             --             590,000
Film Inventory .............        2,748,000       (2,748,000)             --          4,660,000       (4,660,000)             --
Fixed assets (net) .........           86,000             --              86,000          289,000             --             289,000
                                  -----------      -----------       -----------      -----------      -----------       -----------
Goodwill                                 --               --                --          2,861,000             --           2,861,000
                                  -----------      -----------       -----------      -----------      -----------
Total assets ...............        6,808,000       (4,219,000)        2,589,000       15,688,000       (9,204,000)        6,484,000
                                  -----------      -----------       -----------      -----------      -----------       -----------
Accounts payable and
   accruals ................          423,000             --             423,000          856,000             --             856,000
Participations and
   residuals ...............          339,000         (339,000)             --          1,623,000       (1,623,000)             --
Deferred revenues ..........           99,000          (99,000)             --            123,000         (123,000)             --
                                  -----------      -----------       -----------      -----------      -----------       -----------
Total liabilities ..........          861,000         (438,000)          423,000        2,602,000       (1,746,000)          856,000
                                  -----------      -----------       -----------      -----------      -----------       -----------
Net assets .................      $ 5,947,000      $(3,781,000)      $ 2,166,000      $13,086,000      $(7,458,000)      $ 5,628,000
                                  ===========      ===========       ===========      ===========      ===========       ===========

     Included in the income/(loss) from discontinued operations for the twelve months ended December 31, 2002 and 2001, are revenues of $1,119,000 and $11,441,000, respectively, and income/(loss) from discontinued operations of $(3,391,000) and $1,160,000, respectively.

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

     There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful. Please see the section entitled "Risks Related to the Sale of the PM Entertainment Library and Our Future Operations."

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

     GOING CONCERN -- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $37,073,000 at December 31, 2002.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company.

     In addition, the Company's recovery is dependent upon future events, the outcome of which is indeterminable. The Company intends to continue exploring its various strategic alternatives, including the acquisition of additional assets, or a merger or sale of the Company, or its assets.

     REINCORPORATION TO DELAWARE AND REVERSE STOCK-SPLIT-- On June 27, 2002, a special meeting of shareholders was held at the Company's offices, where the proposal to change Sunland's state of incorporation from California to Delaware and enact a ten-for-one reverse split of the Company's common and preferred stock were approved. The Company subsequently changed its stock symbol to SLDE effective August 9, 2002. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION --The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. The Company has elected to present an unclassified balance sheet. All significant intercompany accounts and transactions have been eliminated on consolidation.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES-- On June 12, 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Effective January 1, 2001, the Company adopted SOP 00-2, and as a result, recorded a one-time, non-cash charge of $628,000, or $0.14 per share. This charge has been reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting change, effective January 1, 2001. The adoption of SOP 00-2 did not have a material impact on the Company's current and future years' revenues and operating results.

     During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired. As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company's balance sheet. In accordance with the transitional guidance of SFAS No.142, the charge is reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting principle change.

     USE OF ESTIMATES --The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS --The Company considers investments with original maturities of 90 days or less to be cash equivalents.

     FILM COSTS-- The Company accounts for film costs in accordance with SOP 00-2. Film inventory is stated at the lower of cost, net of accumulated amortization, or estimated net realizable value. Film inventory consists of direct production costs, production overhead and capitalized interest.

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

     Estimated liabilities for participations and residuals are amortized in the same manner as film inventory costs. Based on management's estimate, $305,000 of the accrued participations and residuals at December 31, 2002 will be paid during the year ending December 31, 2003.

     FIXED ASSETS --Fixed assets are stated at cost and are depreciated using the straight-line method over three to ten year estimated lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

     GOODWILL --Goodwill represents the excess of the consideration paid for PM Entertainment in 2000 over the estimated fair value of net assets acquired. In 2001, the Company reduced the useful life of goodwill from ten years to a remaining period of three years commencing from January 2001. The decision to reduce the useful life on goodwill related to the PM Entertainment acquisition was made due to a change in the Company's business plan, resulting from a change in economic conditions occurring subsequent to the acquisition of PM Entertainment, not to finance new product and to operate as a scaled-back business focusing on sales of the PM Entertainment library.

     During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired due to its continued historical and forecasted future losses as a result of the changing economic conditions in the entertainment industry. As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company's balance sheet. In accordance with the transitional guidance of SFAS No.142, the charge is reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting principle change.

     REVENUE RECOGNITION --Revenue is recognized in accordance with the provisions of SOP 00-2. The majority of the Company's licensing agreements for motion picture product and related merchandising call for nonrefundable guaranteed fees, which are recognized as revenue when the license period begins, provided certain other conditions have been met pursuant to the criteria specified in SOP 00-2. Additional revenues in excess of non-refundable guaranteed fees are recognized when earned based on receipt of royalty statements. Payments received under licensing agreements for which the product is not yet available are recorded as deferred revenue.

     The Company recognizes revenue related to sales of motion picture product on videocassette and Digital Video Disk upon shipment of the product. At the time it recognizes the revenue, the Company estimates returns and records a corresponding reduction of revenue.

     CONCENTRATION OF CREDIT RISK --Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits. Concentration of credit risk associated with accounts receivable is limited due to the large number of customers, as well as their dispersion across geographic areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon financial conditions in the filmed entertainment industry. Currently, 55% of the Company's receivables are derived from a single foreign licensee in South America.

     INCOME TAXES --The Company records income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     STOCK-BASED COMPENSATION-- The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the grant price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     NET INCOME (LOSS) PER SHARE --The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation because their effect is anti-dilutive.

     FINANCIAL INSTRUMENTS --In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB delayed the effective date of the standard, which is now effective for the Company's fiscal year beginning January 1, 2001. If the Company enters into derivative transactions in the future, SFAS No. 133 will require the Company to record all derivatives on its balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, or deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's future hedging activities, the types of hedging instruments used and the effectiveness of such instruments. There was no impact of adopting SFAS No. 133 on the Company's financial statements.

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

     NEW ACCOUNTING GUIDANCE -- In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING
INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material impact, if any, on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

2.   ACQUISITION OF PEPIN/MERHI ENTERTAINMENT GROUP, INC.

     In April 2000, the Company acquired 100% of the outstanding shares of PM Entertainment for approximately $6,500,000 in cash, 36,300 common shares of the Company with a fair value of $1,668,000 and a $2,050,000 subordinated note. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PM Entertainment are included with the results of the Company from the date of acquisition. The Company acquired net assets with a fair value of $6,100,000. Goodwill of $4,118,000 was amortized on a straight line basis, initially over a ten year period from the acquisition date to a revised period of three years, commencing from January 1, 2001. During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired. As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company's balance sheet. In accordance with the transitional guidance of SFAS No. 142, the charge is reflected in the Company's Consolidated Statement of Operations as a cumulative effect of accounting principle change.

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

4.   FILM INVENTORY

     Film inventory consists of the following at December 31, 2002 and 2001:

                                                        2002             2001
                                                     ----------       ----------
Films released, net of accumulated
   amortization ..............................       $2,748,000       $4,660,000
Films in development .........................             --               --
                                                     ----------       ----------
Total film inventory .........................       $2,748,000       $4,660,000
                                                     ----------       ----------

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

5.   FIXED ASSETS

     Fixed assets are comprised of the following at December 31, 2002 and 2001.

                                                       2002             2001
                                                   -----------      -----------
Furniture, fixtures, equipment and post
   production equipment ......................     $   715,000      $   806,000
Leasehold improvements .......................         477,000          477,000
                                                   -----------      -----------
                                                     1,192,000        1,283,000
Less accumulated depreciation ................      (1,106,000)        (994,000)
                                                   -----------      -----------
                                                   $    86,000      $   289,000
                                                   -----------      -----------

6.   INCOME TAX

     The income tax (benefit) expense for the years ended December 31, 2002 and 2001 consist of the following:

                                                    2002                2001
                                                -----------         -----------
Current ................................        $      --           $      --
Deferred ...............................          2,427,000             254,000
Valuation allowance ....................         (2,427,000)           (254,000)
                                                -----------         -----------
Provision for income taxes .............        $      --           $      --
                                                -----------         -----------

     Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2002 and 2001 differ as follows:

                                                       2002             2001
                                                   -----------      -----------
Provision computed at the statutory rate .....     $(2,427,000)     $  (494,000)
Change in valuation allowance ................       2,427,000          254,000
Other ........................................            --            240,000
                                                   -----------      -----------
Income tax provision (benefit) ...............     $      --        $      --
                                                   -----------      -----------

The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2002 and 2001:

                                                     2002               2001
                                                 ------------      ------------
Federal net operating loss carryforward ....     $  6,622,000      $  4,977,000
State net operating loss carryforward ......        1,229,000           847,000
Accounts receivable ........................          752,000           856,000
Equity based charges .......................          457,000           457,000
Capital loss carryforward ..................        2,328,000         2,328,000
Film inventory .............................        1,453,000         1,453,000
Goodwill ...................................        1,024,000              --
                                                 ------------      ------------
Total deferred tax asset ...................       13,865,000        10,918,000
                                                 ------------      ------------
Film rights ................................       (1,687,000)       (1,687,000)
Deferred state taxes .......................         (498,000)         (498,000)
                                                 ------------      ------------
Total deferred tax liability ...............       (2,185,000)       (2,185,000)
                                                 ------------      ------------
Valuation allowance ........................     $(11,680,000)     $ (8,733,000)
                                                 ------------      ------------
Net deferred tax asset/(liability) .........     $       --        $       --
                                                 ------------      ------------


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

     CONVERSION: Each share of Series A Preferred Stock, at the option of the holder, is convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time. The Original Issue Price of Series A Preferred Stock is $1,000 per share. The initial Conversion Price of Series A Preferred Stock is $67.5 and is subject to adjustment in accordance with anti-dilution provisions contained in the Company's Articles of Incorporation. At December 31, 2002, the Series A Preferred Stock is convertible into 77,000 shares of the Company's common stock (2001:72,000).


9.   STOCKHOLDERS' EQUITY

     CONVERTIBLE PREFERRED STOCK

     In May 2000, the Company designated 30,000 shares of authorized Preferred Stock as Series B Preferred Stock. As described in Note 8, the Company issued 8,460 shares of Series B Preferred Stock in exchange for an equivalent number of shares of Series A Preferred Stock.

     The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, as described in Note 8 above. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power. At December 31, 2002, the Series B Preferred Stock is convertible into 181,000 shares of the Company's common stock (2001: 169,000). During 2001, the Company has settled dividend obligations with respect to its Series B Preferred Stock by issuing 820 shares of additional Series B Preferred Stock (2001: 784).

     In July 2001, the Company entered into a Securities Purchase Agreement to purchase from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company (i) 550 shares of the Company's Series A Convertible Preferred Stock together with dividends accrued thereon, (ii) 4,950 shares of the Company's Series B Convertible Preferred Stock together with dividends accrued thereon and (iii) 38,824 common stock purchase warrants with exercise prices ranging from $90 to $120 per share. Consideration of $500,000 cash was paid at closing of the transaction. The liquidation value of the purchased Convertible Preferred Stock was approximately $6,398,000. The carrying amount of the securities purchased exceeded the cash consideration paid by approximately $6,579,000.

     WARRANTS

     As partial consideration for entering into a revolving credit facility, the Company granted warrants to a bank to purchase 12,600 shares of common stock at $67.50 per share, of which 12,600 were outstanding at December 31, 2002. These warrants, which had a fair value of $320,000 at the date of grant, are fully vested and expire ten years from their issuance date. The Company recorded the fair value of these warrants as deferred financing costs to be expensed on a straight-line basis over the terms of the related revolving credit facility.

     As part of the 1999 Refinancing, the Company granted warrants to purchase 134,462 shares of common stock at prices ranging between $90 to $120 per share, of which 95,821 were outstanding at December 31, 2002. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

     During 1999, the Company granted warrants to non-employees in consideration for services rendered. These warrants, to purchase 2,500 shares of common stock, are fully vested, exercisable at prices ranging from $66.90 to $120.00 and expire six to ten years from their issuance date, of which none were outstanding at December 31, 2002.

     Warrants to purchase 35,200 shares of the Company's common stock, granted to various parties prior to 1999, of which 30,000 were outstanding at December 31, 2002. These warrants, exercisable at price ranges from $100.00 to $134.80, are fully vested and expire on various dates through March 2003.

10.  COMMITMENTS AND CONTINGENCIES

     LEASES --The Company leases office space and office equipment under operating leases expiring through 2006. Future minimum lease payments due under non-cancelable operating leases at December 31, 2002 are as follows:

     2003 ............................................       $   734,000
     2004 ............................................           594,000
     2005 ............................................           389,000
     2006 ............................................           400,000
                                                             -----------
           Total minimum lease payments ..............       $ 2,117,000
                                                             -----------

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

     LITIGATION --The Company is party to legal proceedings, which are routine and incidental to the business. The Company believes the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     EMPLOYMENT AGREEMENT -- The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he will serve as the Company's Chairman and Chief Executive for a term of four years. Mr. Burlage is entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage is also eligible to receive a discretionary bonus as determined by the Board. As part of the agreement, Mr. Burlage was granted warrants to purchase 40,000 shares of the Company's Common Stock at exercise prices ranging from $90.00 to $120.00 per share, and was to receive up to an additional 20,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement which did not occur. One half of the original warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage is also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation. If Mr. Burlage's position is eliminated as a result of a merger or consolidation of the Company, Mr. Burlage will be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term. In January of 2003, Mr. Burlage notified the Board of Directors that he intends to resign from his position at the expiration of his contract in April of this year. On January 15, 2003, the Board of Directors authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage's employment term.

11.  EMPLOYEE BENEFIT PLANS

     STOCK OPTION PLANS -- The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

     The Company's Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more shareholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more shareholder. Options vest at varying rates generally over five years. An aggregate of 105,000 shares were reserved under the Plans, of which 78,600 shares were available for future grant at December 31, 2002. The Company had no option grants or exercises during 2002 and 2001.

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

     The following table summarizes activity in the Company's stock option plans (including options issued as part of the 1999 refinancing) during the years ended December 31, 2002 and 2001:

                                                                   WEIGHTED
                                                    NUMBER         AVERAGE
                                                      OF            PRICE
                                                    SHARES        PER SHARE
                                                   --------       ----------
Balance, December 31, 2000 ...........              176,000       $    98.70
Canceled .............................               (4,000)           61.70
                                                   --------       ----------
Balance, December 31, 2001 ...........              172,000       $    96.10
Canceled .............................               (9,000)            8.00
                                                   --------       ----------
Balance at December 31, 2002 .........              163,000       $   101.02
                                                   --------       ----------

     The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2002:

                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       -------------------------------------     -----------------------
                         NUMBER
                       OUTSTANDING     WEIGHTED     WEIGHTED       NUMBER       WEIGHTED
                           AT          AVERAGE      AVERAGE      EXERCISABLE     AVERAGE
                        DECEMBER      REMAINING     EXERCISE     AT DECEMBER    EXERCISE
RANGE OF EXERCISE          31,       CONTRACTUAL     PRICE           31,          PRICE
     PRICES               2002           LIFE                       2002
-----------------      -----------   -----------  ----------     -----------   ---------
$  45.00 -  50.00          6,000         7.15     $   34.91          6,000     $   34.91
            66.90          2,000         6.38         66.90          2,000         66.90
   67.50 -  72.50         14,000         5.90         68.86         14,000         68.86
   88.10 -  90.00         44,000         2.32         89.97         43,000         89.97
            95.00          1,000         4.38         95.00          1,000         95.00
           105.00          2,000         5.38        105.00          2,000        105.00
  110.00 - 126.90         94,000         3.92        115.63         90,000        115.66
-----------------      -----------   -----------  ----------     -----------   ---------
$  45.00 - 126.90        163,000         3.81     $  101.02        158,000     $  100.57
-----------------      -----------   -----------  ----------     -----------   ---------


     Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2002 would not have been materially different than currently reported in the Company's Consolidated Statements of Operations.


12.  EARNINGS PER SHARE

     The following table sets forth common stock equivalents (potential common stock) that are not included in the net income (loss) per share calculation above because their effect would be anti-dilutive for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          2002             2001
                                                        -------          -------
Weighted average common stock equivalents:
     Series A Preferred Stock ................           77,000           72,000
     Series B Preferred Stock ................          181,000          169,000
     Stock options ...........................          163,000          172,000
     Warrants ................................          138,000          182,000


13.  GEOGRAPHIC INFORMATION

     The Company operates in one segment: the exploitation of motion picture product and related intellectual property.

     Worldwide sales by geographic area for the years ended December 31, 2002 and 2001 are as follows:

                                              2002                       2001
                                          -----------                -----------
U.S./Canada ..............                $   572,000                $ 6,787,000
Asia .....................                    159,000                    487,000
Europe ...................                    183,000                  3,516,000
Other ....................                    205,000                    651,000
                                          $ 1,119,000                $11,441,000


     At December 31, 2002, the amount owing from one customer approximated 55% of the total accounts receivable.


14.  RELATED PARTIES

     In connection with the acquisition of PM Entertainment, the Company entered into a 2-year lease agreement for the use of the business's principal offices. The Company entered into this lease with an entity owned by stockholders of the Company, who were also the former sole shareholders of PM Entertainment. The lease is classified as an operating lease, and expired on March 31, 2002. Rent expense under the operating lease in 2002 was $150,000 (2001: $600,000).