Form 10QSB/A
period 2003-03-31
SUNLAND ENTERTAINMENT CO INC
filed 2003-07-11
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                               YES [X]     NO [_]

Transitional Small Business Disclosure Format (Check one):  YES [_]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING AT MAY 12, 2003
----------------------------------------            ---------------------------
Common                                              Stock,  o par value 455,017
                                                    (720,235  shares  including
                                                    265,218 shares into which
                                                    the Series A and B Preferred
                                                    Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

INDEX


PART I -- FINANCIAL INFORMATION
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

SUNLAND ENTERTAINMENT CO., INC.

ITEM I -- FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,     DECEMBER
                                                           2003           31,
                                                        (UNAUDITED)      2002
                                                        ----------    ----------
ASSETS

Cash and cash equivalents ..........................    $2,074,000    $1,976,000

Accounts  receivable, net of allowance for
   doubtful accounts of $720,000 and
   $720,000 in 2003 and 2002, respectively
   and net of a returns reserve of
   $39,000 and $39,000 in 2003 and 2002,
   respectively ....................................          --            --

Prepaid expenses and other assets ..................       468,000       520,000

Income tax receivable ..............................         7,000         7,000

Film inventory, net of accumulated amortization
   of $14,629,000 and $14,389,000 in 2003 and
   2002, respectively ..............................          --            --

Fixed assets, net of accumulated depreciation
   of $1,115,000 and $1,106,000 in 2003 and
   2002, respectively ..............................        77,000        86,000

Net assets from discontinued operations ............     3,685,000     3,781,000
                                                        ----------    ----------
 TOTAL ASSETS ......................................    $6,311,000    $6,370,000
                                                        ==========    ==========


          See accompanying notes to consolidated financial statements.

                                                     MARCH 31,       DECEMBER
                                                       2003             31,
                                                    (UNAUDITED)        2002
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Accounts payable and accrued expenses .......   $    317,000    $    423,000

   Participations and residuals payable ........           --              --

   Deferred revenue ............................           --              --
                                                   ------------    ------------
                                                        317,000         423,000
   Total liabilities
                                                   ------------    ------------

   Series A Convertible Preferred Stock,
     $1,000 stated value, 75,000 shares
     authorized, 5,300 and 5,200 shares
     issued and outstanding at March 31, 2003
     and December 31, 2002, respectively,
     liquidation preference of $5,277,000
     and $5,186,000 at March 31, 2003 and
     December 31, 2002, respectively ...........      4,416,000       4,326,000
                                                   ------------    ------------

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

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------
OPERATING EXPENSES
   Selling, general and administrative expenses ....    $ 414,000     $ 506,000
   Depreciation and amortization ...................        9,000        28,000
                                                        ---------     ---------
       Total operating expenses ....................      423,000       534,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES ...........     (423,000)     (534,000)

Loss on impairment of marketable securities ........         --          (3,000)
Interest income/ (expense) .........................         --         142,000
Other income/ (loss) ...............................      121,000       145,000
                                                        ---------     ---------
                                                         (302,000)     (250,000)
LOSS FROM CONTINUING OPERATIONS

DISCONTINUED OPERATIONS
Income/(Loss) from discontinued operations .........      349,000      (314,000)
                                                        ---------     ---------
                                                           47,000      (564,000)
NET INCOME

Preferred stock dividends ..........................     (305,000)     (284,000)
                                                        ---------     ---------
                                                        $(258,000)    $(848,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
                                                        =========     =========

BASIC AND DILUTED LOSS PER SHARE
From continuing operations .........................    $   (0.67)    $   (0.55)
From discontinued operations .......................         0.77         (0.69)
Preferred stock dividends ..........................        (0.67)        (0.62)
                                                        ---------     ---------
                                                        $   (0.57)    $   (1.86)
                                                        ---------     ---------
WEIGHTED AVERAGE SHARES OUTSTANDING -
   Basic & Diluted .................................      455,000       455,000
                                                        =========     =========


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(Loss) from continuing operations ..   $  (302,000)   $  (250,000)

Adjustments to reconcile net income/(loss) to
   net cash provided by/(used in)
   operating activities:
   Depreciation and amortization .................         9,000         28,000
Changes in operating assets and liabilities,
   net of effects from acquisition/disposition
   of business:
   Prepaid expenses and other assets .............        52,000         39,000
   Income tax receivable .........................          --         (142,000)
   Accounts payable and accrued expenses .........      (106,000)      (323,000)
                                                     -----------    -----------
   Net cash (used in)/provided by continuing
     operations ..................................      (347,000)      (648,000)
   Net cash (used in)/provided by discontinued
     operations ..................................       445,000        160,000
                                                     -----------    -----------
Net cash (used in)/provided by operating
   activities ....................................        98,000       (488,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash provided by/(used in) investing
       activities ................................          --             --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash provided by/(used in) financing
       activities ................................          --             --
                                                     -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS ...................................        98,000       (488,000)

CASH AND CASH EQUIVALENTS, Beginning of period ...     1,976,000      2,043,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, End of period .........   $ 2,074,000    $ 1,555,000
                                                     ===========    ===========






                                                         THREE MONTHS ENDED
                                                              MARCH 31,
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

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BACKGROUND AND OPERATIONS --Sunland Entertainment Co. (Delaware), Inc. ("Sunland"), together with its subsidiaries Sunland Entertainment, Inc. and Pepin/Merhi Entertainment Group, Inc. (collectively, (the "Company")), is incorporated in the state of Delaware and is primarily engaged in the exploitation of motion picture product and related intellectual property. In April 2000, the Company acquired Pepin/Merhi Entertainment Group, Inc. ("PM Entertainment"), a producer and distributor of motion picture product. In March 2001, the Company signed an Asset Purchase and Sale Agreement, which was later amended, for the sale of substantially all of the assets, properties and rights of the Harvey Classic Characters owned by the Company to Classic Media, LLC ("Classic Media"). The purchase price of $17,000,000 plus the assumption of certain liabilities was paid in cash at closing, which occurred in June 2001. In connection with the sale, the Company changed its name to "Sunland Entertainment Co. (Delaware), Inc." Through the Company's subsidiary, PM Entertainment, the Company has continued its exploitation of motion picture product and related intellectual property by increasing its presence in foreign markets. Due to depressed market conditions, the Company has decided not to finance new film product. If the Company fails to complete the sale of the PM Entertainment Library described below, it will continue to operate as a scaled-back business focusing on the sales of that library and the business described in Note 3 of these financial statements. The Company will also continue exploring other strategic alternatives as opportunities arise.

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


     The following summarizes the assets to be sold and the liabilities to be assumed as of March 31, 2003 and December 31, 2002, under the Asset Purchase
Agreement:


                                     March 31, 2003                           December 31, 2002
                        ----------------------------------------   ----------------------------------------
                         PRIOR TO      PROPOSED      SUBSEQUENT     PRIOR TO      PROPOSED      SUBSEQUENT
                         PROPOSED        SALE        TO PROPOSED    PROPOSED        SALE        TO PROPOSED
                           SALE       TRANSACTION       SALE          SALE       TRANSACTION       SALE
                        -----------   -----------    -----------   -----------   -----------    -----------
Cash ................   $ 2,074,000   $      --      $ 2,074,000   $ 1,976,000   $      --      $ 1,976,000
Accounts receivable .     1,688,000    (1,688,000)          --       1,471,000    (1,471,000)          --
Prepaid expenses and
   other assets .....       468,000          --          468,000       520,000          --          520,000
Income tax receivable         7,000          --            7,000         7,000          --            7,000
Film Inventory ......     2,508,000    (2,508,000)          --       2,748,000    (2,748,000)          --
Fixed assets (net) ..        77,000          --           77,000        86,000          --           86,000
                        -----------   -----------    -----------   -----------   -----------    -----------
Total assets ........     6,822,000    (4,196,000)     2,626,000     6,808,000    (4,219,000)     2,589,000
                        -----------   -----------    -----------   -----------   -----------    -----------
Accounts payable and
   accruals .........       317,000          --          317,000       423,000          --          423,000
Participations and
   residuals ........       383,000      (383,000)          --         339,000      (339,000)          --
Deferred revenues ...       128,000      (128,000)          --          99,000       (99,000)          --
                        -----------   -----------    -----------   -----------   -----------    -----------
Total liabilities ...       828,000      (511,000)       317,000       861,000      (438,000)       423,000
                        -----------   -----------    -----------   -----------   -----------    -----------
Net assets ..........   $ 5,994,000   $ 3,685,000    $ 2,309,000   $ 5,947,000   $ 3,781,000    $ 2,166,000
                        ===========   ===========    ===========   ===========   ===========    ===========

     Included in the income/(loss) from discontinued operations for the three months ended March 31, 2003 and 2002, are revenues of $1,099,000 and $218,000, respectively, and income/(loss) from discontinued operations of $349,000 and ($314,000), respectively.

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


                                      ****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS QUARTERLY REPORT CONTAINS, OR INCORPORATES BY REFERENCE, CERTAIN STATEMENTS THAT MAY BE DEEMED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". THESE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS BASED, IN PART, ON ASSUMPTIONS MADE BY MANAGEMENT. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. . OUR FUTURE RESULTS AND REQUIREMENTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THESE RESULTS AND REQUIREMENTS ARE BEYOND OUR CONTROL. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," INVESTORS SHOULD CONSIDER AMONG OTHERS, THE FOLLOWING:

     o    OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY, AND

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

     We intend to utilize the proceeds from the sale of the PM Entertainment Library for general corporate purposes and for the possible acquisition of other businesses as opportunities arise. We have currently identified a specific business opportunity which we describe below as the "Purchase of Assets of Trestle Corporation." Therefore, the discussion of our results of operations should be read in light of the significant changes that will occur in our business as a result of the Closing and the closing of the transaction identified below, with the understanding that our historical results of operations have little or no relevance to our continuing operations.

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

REVENUE RECOGNITION


     The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). All revenue for the three months ended March 31, 2003 relates to the operations of the PM Entertainment library, which we intend to sell pursuant to the terms of an Asset Purchase Agreement dated April 10, 2003, which is pending stockholder approval (See Note 1 to the Company's Consolidated Financial Statements).


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



FILM COSTS


     The Company is not currently capitalizing costs incurred to produce a film project as there are no such projects currently in production. During film production, the Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production and production overhead. These costs are amortized each period on an individual film program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.


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

DISCONTINUED OPERATIONS


     Income/(Loss) from discontinued operations was $349,000 and $(314,000) in the quarters ended March 31, 2003 and 2002, respectively. The increase of $663,000 can be mainly attributed to the increase in revenue recognized from discontinued operations. This increase in revenue is principally attributed to the Company recognizing revenue from a video licensing contract entered into during 2002. Since not all conditions of sale had been met in 2002, the Company deferred revenue recognition until the quarter ended March 31, 2003. In the event the Company successfully completes the sale of the PM Entertainment Library, the Purchaser will be entitled to receive and accrue the revenues and cash flow from that business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 through the closing of that transaction, including through the end of the quarter ended March 31, 2003.


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

SUNLAND ENTERTAINMENT CO., INC.


July 11, 2003       /s/  Gary Freeman
                    -----------------------------------------------
                    Name:  Gary Freeman
                    Title: Co-President and Chief Financial Officer

                         SUNLAND ENTERTAINMENT CO., INC.

                    CERTIFICATION OF CO-PRESIDENT PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David Weiner, certify that:


         1. I have reviewed this amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2003;

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


July 11, 2003
                            /s/ David Weiner
                            ---------------------------
                            Co-President

                         SUNLAND ENTERTAINMENT CO., INC.

                        CERTIFICATION OF CFO PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary Freeman, certify that:


         1. I have reviewed this amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2003;

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


July 11, 2003
                            /s/ Gary Freeman
                            ----------------------------------------
                            Co-President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

99.1 Certificate of our Co-President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.