Form 10KSB/A
period 2002-12-31
SUNLAND ENTERTAINMENT CO INC
filed 2003-08-01
CIK 904350

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


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

Selling, general & administrative expenses .....    $ 1,460,000     $ 2,645,000
Depreciation and other amortization ............        112,000         151,000
                                                    -----------     -----------
Loss from operations ...........................     (1,572,000)     (2,796,000)
Other income (loss) ............................        685,000         519,000
                                                    -----------     -----------
Loss before income taxes, extraordinary
   item and cumulative effect of
   accounting principle change .................       (887,000)     (2,277,000)
Extraordinary gain .............................           --           293,000
Cumulative effect of accounting changes ........     (2,861,000)       (628,000)
                                                    -----------     -----------
Loss from continuing operations ................     (3,748,000)     (2,612,000)
Income (Loss) from discontinued operations .....     (3,391,000)      1,160,000
                                                    -----------     -----------
Net Loss .......................................     (7,139,000)     (1,452,000)
Preferred stock dividends ......................     (1,168,000)     (1,304,000)
Excess of carrying amount on preferred
   stocks and warrants over fair value
   transferred to shareholders .................           --         6,579,000
Excess of fair value of Series B stock
   (less carrying amount and associated
   beneficial conversion feature of Series
   A redeemed) .................................           --          (469,000)
                                                    -----------     -----------
Net income (loss) applicable to common
   stockholders ................................    $(8,307,000)    $ 3,354,000

                                                    -----------     -----------
Basic & Diluted net income (loss) per share ....    $    (18.26)    $      7.37

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

Sunland  Entertainment Company, Inc.


Date: August 1, 2003                       By:  /S/   Gary Freeman
                                               ---------------------------------
                                               NAME:  GARY FREEMAN
                                               TITLE: CO-PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                                      (PRINCIPAL EXECUTIVE
                                                      OFFICER, AND PRINCIPAL
                                                      FINANCIAL AND ACCOUNTING
                                                      OFFICER)


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

       SIGNATURE                       TITLE                           DATE
       ---------                       -----                           ----

          *                           Director                    August 1, 2003
-------------------------
     Roger Burlage


/s/   GARY FREEMAN            Co-President and Chief Financial    August 1, 2003
-------------------------     Officer (Principal Executive
      Gary Freeman            Officer, and Principal Financial
                              and Accounting Officer)

          *                           Director                    August 1, 2003
-------------------------
     William Dallas


          *                           Director                    August 1, 2003
-------------------------
  Michael S. Doherty


          *                           Director                    August 1, 2003
-------------------------
     Gary M. Gray


          *                           Director                    August 1, 2003
-------------------------
       Paul Guez


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


Date:    August 1, 2003
                                /s/ David Weiner
                                ---------------------
                                  David Weiner
                                  Co-President

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


Date:    August 1, 2003
                                  /s/ Gary Freeman
                                  -------------------------
                                  Gary Freeman
                                  Co-President, Chief Financial Officer and
                                  Corporate Secretary

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


14.  RELATED PARTIES


     In connection with the acquisition of PM Entertainment in April 2000, the Company entered into a 2-year lease agreement for the use of the business's principal offices. The Company entered into this lease with an entity owned by stockholders of the Company, who were also the former sole shareholders of PM Entertainment. The lease is classified as an operating lease, and expired on March 31, 2002. Rent expense under the operating lease in 2002 was $150,000 (2001: $600,000).