Form 10QSB
period 2003-06-30
SUNLAND ENTERTAINMENT CO INC
filed 2003-08-19
CIK 904350

_



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                 OUTSTANDING AT AUGUST 18, 2003
------------------------------------  ------------------------------------------
Common                                Stock, no par value 455,017 (722,736
                                      shares including 267,719 shares into
                                      which the Series A and B Preferred Stock could be converted)

SUNLAND ENTERTAINMENT CO., INC.

INDEX


PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets -- June 30, 2003
(Unaudited) and December 31, 2002 .......................................    3-4

Condensed Consolidated Statements of Operations (Unaudited) --
Three and Six Months Ended June 30, 2003 and 2002 .......................      5

Condensed Consolidated Statements of Cash Flows (Unaudited) --
Six Months Ended June 30, 2003 and 2002 .................................      6

Notes to Condensed Consolidated Financial Statements ....................   7-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ............................  12-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....     19

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES .............................     19

PART II -- OTHER INFORMATION ............................................  20-21

SUNLAND ENTERTAINMENT CO., INC.

ITEM I -- FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,
                                                          2003      DECEMBER 31,
                                                      (Unaudited)        2002
                                                       ----------     ----------
ASSETS

Cash and cash equivalents ........................     $  765,000     $1,976,000

Accounts receivable, net of allowance for
   doubtful accounts of zero and zero in
   2003 and 2002, respectively ...................        343,000           --

Prepaid expenses and other assets ................        680,000        520,000

Income tax receivable ............................          7,000          7,000

Inventory ........................................        246,000           --

Fixed assets, net of accumulated
   depreciation of $1,132,000 and
   $1,106,000 in 2003 and 2002,
   respectively ..................................        148,000         86,000

Goodwill .........................................      1,514,000           --

Intangible assets, net of accumulated
   amortization of $30,000 and zero in
   2003 and 2002, respectively ...................        700,000           --

Net assets from discontinued operations ..........      3,072,000      3,781,000
                                                       ----------     ----------
TOTAL ASSETS .....................................     $7,475,000     $6,370,000
                                                       ==========     ==========


          See accompanying notes to consolidated financial statements.

                                                     JUNE 30,
                                                       2003         DECEMBER 31,
                                                    (Unaudited)        2002
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Accounts payable and accrued expenses .......   $    792,000    $    423,000

   Deferred revenue ............................      1,285,000            --
                                                   ------------    ------------

   Total liabilities ...........................      2,077,000         423,000
                                                   ------------    ------------

   Series A Convertible  Preferred  Stock,
     $1,000 stated value, 75,000 shares
     authorized, 5,400 and 5,200 shares
     issued and outstanding at June 30, 2003
     and December 31, 2002, respectively,
     liquidation preference of $5,370,000
     and $5,186,000 at June 30, 2003 and
     December 31, 2002, respectively ...........      4,509,000       4,326,000
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

   Preferred stock, $10 par value,
     675,000 shares authorized (30,000
     shares designated as Series A
     Convertible Preferred Stock and 30,000
     shares designated as Series B
     Convertible Preferred Stock) ..............           --              --

   Series B Convertible Preferred Stock,
     $1,000 stated value, 250,000 shares
     authorized, 12,500 and 12,200 shares
     issued and outstanding at June 30, 2003
     and December 31, 2002, respectively,
     liquidation preference of $12,668,000
     and $12,235,000 at June 30, 2003 and
     December 31, 2002, respectively ...........     12,668,000      12,235,000

   Common stock, $.001 par value, 1,500,000
     shares authorized, 455,000 issued and
     outstanding at June 30, 2003 and
     December 31, 2002, respectively ...........           --              --

   Additional paid in capital ..................     26,479,000      26,459,000

   Accumulated deficit .........................    (38,258,000)    (37,073,000)
                                                   ------------    ------------
                Total stockholders' equity .....        889,000       1,621,000
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $  7,475,000    $  6,370,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                       --------------------------    --------------------------
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------
OPERATING REVENUES
   Product .........................   $    55,000    $      --      $    55,000    $      --
   Software support ................        57,000           --           57,000           --
                                       -----------    -----------    -----------    -----------
          Total operating revenues .       112,000           --          112,000           --

COST OF SALES ......................        25,000           --           25,000           --
                                       -----------    -----------    -----------    -----------
GROSS PROFIT .......................        87,000           --           87,000           --

OPERATING EXPENSES
   Selling, general and
      administrative expenses ......       780,000        327,000      1,194,000        833,000
   Depreciation and amortization ...        47,000         67,000         56,000         95,000
                                       -----------    -----------    -----------    -----------
       Total operating expenses ....       827,000        394,000      1,250,000        928,000

LOSS FROM OPERATIONS BEFORE INCOME
   TAXES ...........................      (740,000)      (394,000)    (1,163,000)      (928,000)

Loss on impairment of marketable
   securities ......................          --           (1,000)          --           (4,000)
Interest income/ (expense) .........          --             --             --          142,000
Other income/ (loss) ...............       117,000        120,000        238,000        265,000
                                       -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING PRINCIPLE CHANGES ....      (623,000)      (275,000)      (925,000)      (525,000)

Cumulative effect of accounting
   principle changes ...............          --       (2,861,000)          --       (2,861,000)
                                       -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS ....      (623,000)    (3,136,000)      (925,000)    (3,386,000)

DISCONTINUED OPERATIONS
Income/(Loss) from discontinued
   operations ......................         7,000       (575,000)       356,000       (889,000)
                                       -----------    -----------    -----------    -----------
NET INCOME/(LOSS) ..................      (616,000)    (3,711,000)      (569,000)    (4,275,000)

Preferred stock dividends ..........      (311,000)      (289,000)      (616,000)      (573,000)
                                       -----------    -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS ....................   $  (927,000)   $(4,000,000)   $(1,185,000)   $(4,848,000)
                                       ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER SHARE
From continuing operations .........   $     (1.37)   $     (6.89)   $     (2.03)   $     (7.44)
From discontinued operations .......          0.01          (1.26)          0.78          (1.95)
Preferred stock dividends ..........         (0.68)         (0.64)         (1.35)         (1.26)
                                       -----------    -----------    -----------    -----------
                                       $     (2.04)   $     (8.79)   $     (2.60)   $    (10.65)
                                       -----------    -----------    -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING-
   Basic & Diluted .................       455,000        455,000        455,000        455,000
                                       ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(Loss) from continuing operations ..   $  (925,000)   $  (525,000)

Adjustments to reconcile net income/(loss)
   to net cash  provided  by/(used in)
   operating activities:
   Depreciation and amortization .................        56,000         95,000
Changes in operating assets and liabilities,
   net of effects from acquisition/disposition
   of business:
   Accounts receivable ...........................      (292,000)          --
   Prepaid expenses and other assets .............        (8,000)        44,000
   Income tax receivable .........................          --          583,000
   Inventory .....................................       (21,000)          --
   Accounts payable and accrued expenses .........       (39,000)      (217,000)
   Deferred revenue ..............................       252,000           --
                                                     -----------    -----------
   Net cash (used in)/provided by continuing
      operations .................................      (977,000)       (20,000)
   Net cash (used in)/provided by discontinued
      operations .................................     1,064,000        (43,000)
                                                     -----------    -----------
Net cash (used in)/provided by operating
   activities ....................................        87,000        (63,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets ...................       (10,000)          --
     Costs to sell the film library ..............      (113,000)          --
     Cash paid for acquisition of net
        assets of Trestle ........................    (1,175,000)          --
                                                     -----------    -----------
     Net cash provided by/(used in) investing
        activities ...............................    (1,298,000)          --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                     -----------    -----------
     Net cash provided by/(used in) financing
        activities ...............................          --             --
                                                     -----------    -----------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS ...................................    (1,211,000)       (63,000)

CASH AND CASH EQUIVALENTS, Beginning of period ...     1,976,000      2,043,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, End of period .........   $   765,000    $ 1,980,000
                                                     ===========    ===========






                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Cash received/(paid) during the period for:
Interest                                             $      --      $   142,000
Income taxes                                         $   (10,645)   $    (6,800)


          See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND AND CURRENT OPERATIONS -- Sunland Entertainment Co. (Delaware), Inc. ("Sunland"), through its wholly owned subsidiary, Trestle Acquisition Corp. ("Trestle"), provides business solutions in the telepathology and medical device industries by enabling the remote examination, diagnosis and treatment of healthcare consumers by healthcare service providers when direct, face-to-face interaction is inconvenient, inefficient or ineffective. The Company develops and sells digital imaging and network medicine applications to the medical pathology and pharmaceutical research markets, including to individual hospitals and pharmaceutical companies. Trestle's digital imaging applications, marketed under the MedMicroscopy and MedScan product names, use digital cameras, modified microscope hardware, and Trestle software to capture information from glass microscope slides into readable and transferable computer formats. Trestle's network medicine applications, marketed under the MedReach product name, use proprietary software and standard computer and medical hardware to link various remote media applications, including video-conferencing, teleradiology, scheduling and patient information. These products link dispersed users with each other, with information databases, and with analytical tools. This improved integration drives cost savings by allowing fewer pathologists to service more locations, allowing efficient access to both previously viewed patient or study information and remote experts, and in the future, utilizing computer algorithms to replace human analysis on remote or low value-added work. These efficiencies can reduce time to market for new pharmaceuticals as the drug safety teams better leverage limited resources and data and reach faster viability conclusions, improve patient care as physicians have instant access to top experts and relevant patient information, and increase medical system revenues as network expansion becomes possible with fewer physicians servicing more locations.

     On May 20, 2003, Sunland entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation ("Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Trestle ("Med"), and two of Med's non-debtor subsidiaries (See discussion of the acquisition in Note 2).

     DISCONTINUED OPERATIONS AND PROXY SOLICITATION -- On April 10, 2003, the Company and PM Entertainment entered into an Asset Purchase Agreement with Film Library Acquisition Corp. ("Purchaser") for the sale of our remaining principal asset, PM's film library (the "PM Entertainment Library"), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library (the "Purchase Price"). The transaction is subject to shareholder approval, and we expect to close by the end of August 2003. In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement. The agreement establishes a cut-off date (the "Cut-Off Date") for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing.

     The following summarizes the assets to be sold and the liabilities to be assumed as of June 30, 2003 and December 31, 2002, under the Asset Purchase
Agreement:

                                             June 30, 2003                              December 31, 2002
                             -------------------------------------------    -------------------------------------------
                               PRIOR TO         SALE         SUBSEQUENT      PRIOR TO          SALE         SUBSEQUENT
                                 SALE        TRANSACTION       TO SALE         SALE         TRANSACTION      TO SALE
                             -----------    ------------    ------------    -----------    ------------    ------------
Cash                         $   765,000     $        --    $    765,000    $ 1,976,000    $         --    $  1,976,000
Accounts receivable            1,572,000      (1,229,000)        343,000      1,471,000      (1,471,000)             --
Prepaid expenses and
   other assets                  680,000              --         680,000        520,000              --         520,000
Income tax receivable              7,000              --           7,000          7,000              --           7,000
Film Inventory                 2,358,000      (2,358,000)             --      2,748,000      (2,748,000)             --
Inventory                        246,000              --         246,000             --              --              --
Fixed assets (net)               148,000              --         148,000         86,000              --          86,000
Goodwill                       1,514,000              --       1,514,000             --              --              --
Intangible assets                700,000              --         700,000             --              --              --
                             -----------    ------------    ------------    -----------    ------------    ------------
Total assets                   7,990,000      (3,587,000)      4,403,000      6,808,000      (4,219,000)      2,589,000
                             -----------    ------------    ------------    -----------    ------------    ------------
Accounts payable and
   accruals                      792,000              --         792,000        423,000              --         423,000
Participations and
   residuals                     386,000        (386,000)             --        339,000        (339,000)             --
Deferred revenues              1,414,000        (129,000)      1,285,000         99,000         (99,000)             --
                             -----------    --------------  ------------    -----------    ------------    ------------
Total liabilities              2,592,000        (515,000)      2,077,000        861,000        (438,000)        423,000
                             -----------    ------------    ------------    -----------    ------------    ------------
Net assets                   $ 5,398,000    $  3,072,000    $  2,326,000    $ 5,947,000    $  3,781,000    $  2,166,000
                             ===========    ============    ============    ===========    ============    ============

     Included in the income/(loss) from discontinued operations for the six months ended June 30, 2003 and 2002, are revenues of $1,621,000 and $639,000, respectively, and income/(loss) from discontinued operations of $356,000 and ($889,000), respectively.

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

     To enable all of our stockholders to maximize the value of their investment in us, our Board of Directors agreed to the conditions requested by the majority of the holders of our Preferred Stock and in connection with the sale of the PM Entertainment Library, we filed a definitive proxy statement with the Securities and Exchange Commission on August 1, 2003 (the "Proxy Statement"). In the Proxy Statement, we have asked our stockholders to consider and vote upon several proposals, including: (i) to approve the sale of the PM Entertainment Library, and (ii) to approve a corporate reorganization (which we refer to as the "Corporate Reorganization") whereby (a) a cash distribution will be made to holders of our Series A Preferred Stock and Series B Preferred Stock equal to all of our cash in excess of our working capital requirements as determined by our Board of Directors, but in no event to exceed $2,500,000, and (b) immediately thereafter, we will change our name to Trestle Corporation, or such other name as is determined by its Board of Directors, and all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock, including any accrued but unpaid dividends thereon, will be converted to 85% of our issued and outstanding Common Stock. This Special Meeting of Stockholders will take place on August 29, 2003, at the Company's headquarters in Los Angeles, California, to vote upon these proposals.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, respectively, contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated results of operations and consolidated cash flows for the three and six month periods ended June 30, 2003 and 2002.

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

     INTANGIBLE ASSETS -- In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates long-lived assets, including intangibles assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company's overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

     GOODWILL AND OTHER INDEFINITE LIVED INTANGIBLES--In accordance with SFAS No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS", goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

     REVENUE RECOGNITION -- The Company recognizes revenue on product sales after shipment of the product to the customer, installation of the product has been completed, and formal acceptance by the customer has been received. Revenue collected in advance of installation and customer acceptance is reflected as deferred revenue. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the Company will reclassify its redeemable preferred stock as a liability.

NOTE 2 - ACQUISITION OF TRESTLE

         On May 20, 2003, Sunland, by and through its wholly-owned subsidiary Trestle Acquisition Corp., a Delaware corporation, purchased substantially all of the assets of Trestle Corporation, a Delaware corporation ("Old Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Trestle ("Med"), and two of Med's non-debtor subsidiaries (together with Old Trestle and Med, the "Sellers"). Old Trestle's business was historically in the telepathology and medical device industries. Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $1,250,000 in cash, $100,000 of which was previously deposited in escrow as an earnest money deposit, and assumed certain liabilities of Old Trestle.
Additionally, as additional compensation for their respective consulting services, we issued to a director, and one of our former Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share. These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization. This Co-President also received a lump sum payment of $50,000 on the close of this transaction. In addition, the Company entered into employment agreements with one of its Co-Presidents and its Chief Science Officer each for terms of three years at a salary of $200,000 per year. In addition, the executives are entitled to bonuses under certain performance criteria and will be granted stock options equal to five percent of the fully diluted outstanding shares of the Company's common stock on the date of grant.

     The total purchase price as allocated to assets and liabilities was based upon estimated fair market values obtained through an independent valuation. This allocation included the recording of approximately $730,000 to identifiable intangible assets (including $330,000 to purchased technology to be amortized over 3 years, $150,000 to trademarks to be amortized over 3 years, and $250,000 to customer list to be amortized over 3 years) and $1,514,000 to goodwill.

     A condensed, unaudited balance sheet reflecting the acquired assets and liabilities as assumed as of the date of acquisition of Trestle was as follows:

                  Cash                      $   123,000
                  Accounts receivable            51,000
                  Inventory                     224,000
                  Prepaids and other             39,000
                  Fixed assets                   78,000
                                            -----------

                  Total assets              $   515,000
                                            -----------

                  Accounts payable          $   181,000
                  Accrued expenses              227,000
                  Deferred revenue            1,032,000
                                            -----------

                  Total liabilities          $1,440,000

     The following summarized unaudited pro forma consolidated results of operations reflects the effect of the Trestle acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of the beginning of the periods presented and should not be construed as representative of future operations:

                                                       June 30, 2003
                                          --------------------------------------
                                          Three Months Ended    Six Months Ended
                                          ------------------    ----------------
                  Revenues                  $     224,000        $   3,950,000
                  Cost of Sales                    71,000            1,670,000
                  Gross Profit                    153,000            2,280,000
                  Operating Expenses            1,365,000            3,269,000
                  Operating Loss            $   1,212,000        $     989,000

NOTE 3 - INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   2003              2002
                                                 --------          --------

     Work-in-process ..................          $188,000          $      0
     Finished goods ...................            58,000                 0
                                                 --------          --------
                                                 $246,000          $      0
                                                 ========          ========

     Finished goods and work-in-process inventories consist of direct materials, labor and overhead.

                                      ****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT CONTAINS, OR INCORPORATES BY REFERENCE, CERTAIN STATEMENTS THAT MAY BE DEEMED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS BASED, IN PART, ON ASSUMPTIONS MADE BY MANAGEMENT. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. OUR FUTURE RESULTS AND REQUIREMENTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THESE RESULTS AND REQUIREMENTS ARE BEYOND OUR CONTROL. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," INVESTORS SHOULD CONSIDER AMONG OTHERS, THE FOLLOWING:

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

RECENT DEVELOPMENTS FOR THE COMPANY

PURCHASE OF ASSETS OF TRESTLE CORPORATION

         On May 20, 2003, Sunland, by and through its wholly-owned subsidiary Trestle Acquisition Corp., a Delaware corporation, purchased substantially all of the assets of Trestle Corporation, a Delaware corporation ("Old Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Trestle ("Med"), and two of Med's non-debtor subsidiaries (together with Old Trestle and Med, the "Sellers"). Old Trestle's business was historically in the telepathology and medical device industries. Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $1,250,000 in cash, $100,000 of which was previously deposited into escrow as an earnest money deposit, and assumed certain liabilities of Old Trestle. The other principal terms of the acquisition have previously been disclosed by us in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003, as amended on a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 4, 2003. Additionally, as additional compensation for their respective consulting services, we issued to a director, and one of our former Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share. These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization. This former Co-President also received a lump sum payment of $50,000 on the close of this transaction. In addition, the Company entered into employment agreements with one of its Co-Presidents and its Chief Science Officer each for terms of three years at a salary of $200,000 per year. In addition, the executives are entitled to bonuses under certain performance criteria and will be granted stock options equal to five percent of the fully diluted outstanding shares of the Company's common stock on the date of grant.

     With the acquisition of the assets of Old Trestle, through our wholly-owned subsidiary, Trestle, we have taken significant steps to transition our business from the exploitation of film library assets to operations in the telepathology and medical device industries. Trestle currently develops and sells digital imaging and network medicine applications to the medical pathology and pharmaceutical research markets, including to individual hospitals and pharmaceutical companies. Trestle's digital imaging applications, marketed under the MedMicroscopy and MedScan product names, use digital cameras, modified microscope hardware, and Trestle software to capture information from glass microscope slides into readable and transferable computer formats. Trestle's network medicine applications, marketed under the MedReach product name, use proprietary software and standard computer and medical hardware to link various remote media applications, including video-conferencing, teleradiology, scheduling and patient information. These products link dispersed users with each other, with information databases, and with analytical tools. This improved integration drives cost savings by allowing fewer pathologists to service more locations, allowing efficient access to both previously viewed patient or study information and remote experts, and in the future, utilizing computer algorithms to replace human analysis on remote or low value-added work. These efficiencies can reduce time to market for new pharmaceuticals as the drug safety teams better leverage limited resources and data and reach faster viability conclusions, improve patient care as physicians have instant access to top experts and relevant patient information, and increase medical system revenues as network expansion becomes possible with fewer physicians servicing more locations.

SALE OF PM ENTERTAINMENT LIBRARY AND PROXY SOLICITATION

     On April 10, 2003, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement with Film Library Acquisition Corp. ("Purchaser") for the sale of our remaining principal asset, PM's film library (the "PM Entertainment Library"), for $6,000,000 in cash and the assumption by the Purchaser of all of the operating expenses associated with the film library (the "Purchase Price"). The transaction is subject to shareholder approval, and we expect to close by the end of August 2003. In addition, $750,000 of the Purchase Price will be placed in an escrow at Closing and for a period of two years following the Closing, these funds will be subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement. The agreement establishes a cut-off date (the "Cut-Off Date") for the operation of the PM Entertainment Library for the benefit of the Company as of January 31, 2003, and as such, upon the Closing of the transaction, Purchaser will be entitled to receive the cash flow from the business, net of all direct expenses of the film library and a portion of our fixed expenses, in each case incurred from February 1, 2003 until the Closing. We intend to utilize the proceeds from the sale of the PM Entertainment Library for research and development and working capital purposes in support of the Trestle business.

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

     To enable all of our stockholders to maximize the value of their investment in us, our Board of Directors agreed to the conditions requested by the majority of the holders of our Preferred Stock and in connection with the sale of the PM Entertainment Library, we filed a definitive proxy statement with the Securities and Exchange Commission on August 1, 2003 (the "Proxy Statement"). In the Proxy Statement, we have asked our stockholders to consider and vote upon several proposals, including: (i) to approve the sale of the PM Entertainment Library, and (ii) to approve a corporate reorganization (which we refer to as the "Corporate Reorganization") whereby (a) a cash distribution will be made to holders of our Series A Preferred Stock and Series B Preferred Stock equal to all of our cash in excess of our working capital requirements as determined by our Board of Directors, but in no event to exceed $2,500,000, and (b) immediately thereafter, we will change our name to Trestle Corporation, or such other name as is determined by its Board of Directors, and all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock, including any accrued but unpaid dividends thereon, will be converted to 85% of our issued and outstanding Common Stock. This Special Meeting of the Shareholders will take place on August 29, 2003 at the Company's headquarters in Los Angeles, California.

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

REVENUE RECOGNITION

TRESTLE REVENUE RECOGNITION

     The Company recognizes revenue on product sales after shipment of the product to the customer, installation of the product has been completed, and formal acceptance by the customer has been received. Revenue collected in advance of installation and customer acceptance is reflected as deferred revenue. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

FILM LIBRARY REVENUE RECOGNITION

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

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS FROM OPERATIONS

REVENUES

     Operating revenues were $112,000 and zero for the quarters ended June 30, 2003 and 2002, respectively. Operating revenues consisted of $55,000 of product revenues and $57,000 of software support revenues. The increase in revenue is due to revenues generated by the Company's newly acquired Trestle business.

COST OF SALES

     Cost of sales was $25,000 and zero for the quarters ended June 30, 2003 and 2002, respectively. The increase in cost of sales is due to the increase in operating revenues described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $780,000 and $327,000 for the quarters ended June 30, 2003 and 2002, respectively, an increase of $453,000. The increase in selling, general and administrative expenses is principally attributed to an increase of $320,000 in compensation expense. This increase reflects our addition of Trestle's personnel as of the date of acquisition.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $47,000 and $67,000 in the quarters ended June 30, 2003 and 2002, respectively. The depreciation and amortization expense in 2003 consists of the $17,000 depreciation and $30,000 amortization of intangible assets. The decrease of $50,000 in depreciation expense is due to the Company ceasing the depreciation of fixed assets disposed during 2002. The increase in amortization expense of $30,000 is due to an increase in intangible assets resulting from the acquisition of Trestle.

LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

     Loss on impairment of marketable securities was zero and $1,000 for the quarters ended June 30, 2003 and 2002, respectively. The loss in 2002 resulted from an impairment in the value of Metromedia International Group, Inc. common stock.

OTHER INCOME/(LOSS)

     Other income was $117,000 and $120,000 in the quarters ended June 30, 2003 and 2002, respectively. The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES

     Effective January 1, 2002, the Company changed the accounting for goodwill from an amortization method to an impairment only approach, which resulted in a one-time, non-cash charge of $2,861,000 during the quarter ended June 30, 2002.

DISCONTINUED OPERATIONS

     Income/(Loss) from discontinued operations was $7,000 and $(575,000) in the quarters ended June 30, 2003 and 2002, respectively. The increase of $582,000 can be principally attributed to the increase in revenue recognized from discontinued operations, and the decrease in cost of sales and selling, general and administrative expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS FROM OPERATIONS

REVENUES

     Operating revenues were $112,000 and zero for the quarters ended June 30, 2003 and 2002, respectively. Operating revenues consisted of $55,000 installation revenues and $57,000 software support revenues. The increase in revenue is due to revenues generated by the Company's newly acquired Trestle business.

COST OF SALES

     Cost of sales was $25,000 and zero for the six months ended June 30, 2003 and 2002, respectively. The increase in cost of sales is due to the increase in operating revenues described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,194,000 and $833,000 for the six months ended June 30, 2003 and 2002, respectively, an increase of $361,000. The increase in selling, general and administrative expenses is principally attributed to an increase of $320,000 in compensation expenses. This increase reflects our addition of Trestle's personnel as of the date of acquisition.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $56,000 and $95,000 in the six months ended June 30, 2003 and 2002, respectively. The depreciation and amortization expense in 2003 consists of the $26,000 depreciation and $30,000 amortization of intangible assets. The decrease of $69,000 in depreciation expense is due to the Company ceasing the depreciation of fixed assets disposed during 2002. The increase in amortization expense of $30,000 is due to an increase in intangible assets resulting from the acquisition of Trestle.

LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

     Loss on impairment of marketable securities was zero and $4,000 for the six months ended June 30, 2003 and 2002, respectively. The loss in 2002 resulted from an impairment in the value of Metromedia International Group, Inc. common stock.

INTEREST INCOME/(EXPENSE)

     Interest income was zero and $142,000 in the six months ended June 30, 2003 and 2002, respectively. Interest income in 2002 consisted primarily from amounts earned on the federal tax receivable.

OTHER INCOME/(LOSS)

     Other income was $238,000 and $265,000 in the six months ended June 30, 2003 and 2002, respectively. The income was derived principally from sublease arrangements on leased office space the Company no longer occupies.

CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES

     Effective January 1, 2002, the Company changed the accounting for goodwill from an amortization method to an impairment only approach, which resulted in a one-time, non-cash charge of $2,861,000 during the quarter ended June 30, 2002.

DISCONTINUED OPERATIONS

     Income/(Loss) from discontinued operations was $356,000 and $(889,000) in the six months ended June 30, 2003 and 2002, respectively. The increase of $1,245,000 can be mainly attributed to the increase in revenue recognized from discontinued operations, and the decrease in cost of sales and selling, general and administrative expenses from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used in)/provided by operating activities was $87,000 and $(63,000) in the six months ended June 30, 2003 and 2002, respectively. The increase in cash provided by operating activities was primarily due to an increase in net cash provided by discontinued operations, and an increase in deferred revenue, offset by a decrease in accounts receivable.

     Because Management believed that the Company's current and anticipated sources of working capital from collection of accounts receivable related to the Company's remaining film library and from new sales derived from exploiting that film library's assets were not sufficient to provide the necessary liquidity and financing for the Company's operating financial needs as set forth in Management's expected business plan, the Company and its wholly-owned subsidiary, Pepin/Merhi Entertainment Group, Inc., entered into an Asset Purchase Agreement on April 10, 2003, with Film Library Acquisition Corp. for the sale of PM Entertainment Library. If the Company successfully completes the sale of the PM Entertainment Library, Management currently expects that the Company will have adequate working capital to sustain the operations of Trestle. If the Company does not successfully complete the sale, Management will continue to operate the Company as a scaled-back business focusing on the operations of Trestle and the sale of the PM Entertainment Library. In such event, however, Management anticipates that the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations. However, there can be no assurance that the Company will be able to secure such financing on terms acceptable to the Company. Whether or not the Company successfully completes the sale of the PM Entertainment Library, there can be no assurance that the Trestle business venture will continue to operate successfully or that it will ever become profitable. Please see the section below entitled "Risks Related to Our Future Operations."

     Net cash used in investing activities was $1,298,000 and zero in the six months ended June 30, 2003 and 2002, respectively. Investing activities in 2003 principally resulted from the purchase of substantially all of the assets of Old Trestle during May 2003.

INFLATION AND SEASONALITY

     Inflation has not been material to the Company during the past five years.


                     RISKS RELATED TO OUR FUTURE OPERATIONS


The following risk factors discuss our future operations and the operations of our wholly-owned subsidiary and sole operating business, Trestle. You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occur, our business, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

     UNCERTAINTY OF MARKET ACCEPTANCE. The market for Trestle's technology is a relatively new. Trestle's success will depend upon the market acceptance of its various products. There can be no assurance that Trestle's current or future products will gain widespread acceptance or that Trestle will generate sufficient revenues to allow us to ever achieve profitability.

     UNCERTAINTY OF FUTURE RESULTS, FLUCTUATIONS IN OPERATING RESULTS. Trestle has historically experienced significant operating losses and its results of operations may vary from period to period due to a variety of factors, including the introduction of new products by it or by its competitors, cost increases from third-party manufacturers of Trestle's telemicroscopy system, supply interruptions, changes in marketing and sales expenditures, market acceptance of Trestle's products, competitive pricing pressures, and general economic and industry conditions that effect customer demand.

     CHANGES IN THE HEALTHCARE INDUSTRY COULD AFFECT IMPORTANT MARKET. Trestle's telemicroscopy product targets anatomic pathology, which is considered a key market for Trestle's success. The healthcare industry and anatomic pathology are highly regulated fields and are subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsements.

     FDA REGULATION. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA categorizes medical devices into three classes. Class I devices ("general controls") are generally exempt from FDA premarket notification or approval requirements. Medical Image Storage Devices and Medical Image Communication Devices that do not utilize irretrievable compression would be classified into Class I and be exempted from premarket notification or approval. Additionally, software devices in which "competent human intervention" occurs before the results of any data is applied to human care are also generally exempt from notification. Both Picture Archiving and Communications Systems ("PACS"), primarily used in teleradiology, and competing telepathology applications, based on standard videoconferencing protocols, have been widely marketed under these exemptions.

     While we believe that Trestle's products are Class I Devices and exempted under the relevant standards, Trestle could come under regulation by the FDA or other government organization. Complying with these regulations could be time consuming, burdensome and expensive and could delay introduction of new applications or services. Securing FDA approval could require the submission of extensive clinical data and supporting information to the FDA.

     PRODUCT LIABILITY. Trestle's products use of anatomic pathology could expose the Company to liability. Malfunctions in the software could result in claims against us or Trestle. Although Trestle is not aware of any claims in the industry made pertaining to telemicroscopy as used in anatomic pathology, there can be no assurances that such claims will not arise in the future. Trestle plans on maintaining insurance to protect against such possible claims. However, there can be no assurances that such coverage would be adequate to provide for any claims that may arise against the Company. Even in the event that claims are made unsuccessfully, Trestle's business may be adversely affected by expenditure of personnel time and legal costs. In addition, it can not be assured of the availability of commercially reasonable rates for such liability insurance.

     PROTECTION OF TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS. Trestle regards its trademarks, trade secrets and other intellectual property as a component of its success. Trestle relies on trademark law and trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect its intellectual property. If Trestle's trade secrets become known, it may lose its competitive position. In addition, its third-party confidentiality agreements can be breached and, if they are, there may not be an adequate remedy available.

     INTELLECTUAL PROPERTY OR OTHER LITIGATION. Litigation regarding patents and other intellectual property rights is extensive in Trestle's industry. Trestle is aware that patents have been applied for, and in some cases issued to others, claiming technologies that are closely related to its own. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, Trestle periodically receives notices of potential infringement of patents held by others. Although to date Trestle has successfully resolved these types of claims, it may not be able to do so in the future.

     In the event of an intellectual property dispute, we or Trestle may be forced to litigate. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we or Trestle not prevail, could seriously harm our business.

     If a third party claimed an intellectual property right to technology Trestle uses, it may need to discontinue an important product or product line, alter its products and processes, pay license fees or cease its affected business activities. Although it may under these circumstances attempt to obtain a license to this intellectual property, it may not be able to do so on favorable terms, or at all.

     In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us or Trestle and distraction of our management. For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt Trestle's business. Disputes from time to time with companies or individuals are not uncommon in Trestle's industry, and we cannot assure you that we will always be able to resolve them out of court.

     MANAGEMENT. Trestle is dependent on the efforts and abilities of certain of its senior management, particularly, Dr. Jack Zeineh, our Chief Science Officer, and Andrew Borsanyi, our Co-President. The interruption of the services of key management could have a material adverse effect on Trestle's operations, profits and future development if a suitable replacement is not promptly obtained. In addition, Trestle's success depends in part upon its ability to attract and retain other talented personnel. Although Trestle believes that its relations with its personnel are good and that it will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that it will be able to continue to do so.

     OUR AUDITORS HAVE EXPRESSED A GOING CONCERN OPINION. Even with the Company's continuing operation of the PM Entertainment library, its independent auditors discuss in their report the Company's ability to continue as a going concern. They include a statement that: "[a]s discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern." Whether or not the Company successfully completes the sale of the PM Entertainment Library, if the Trestle business fails to produce any material revenues for the Company or its stockholders or operate on a profitable basis, the Company may be required to seek additional sources of financing, including equity or debt financing. However, there can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, in which event, the Company may be forced to cease operations. You are encouraged to read Note 1 to the financial statements included in our Annual Report on Form 10-KSB.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

     As of June 30, 2003, the end of the period covered by this report, members of the Company's management, including the Company's Co-President, Andrew Borsanyi, and Co-President and Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Borsanyi and Mr. Freeman believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls, known to Mr. Borsanyi or Mr. Freeman, after the date of the most recent evaluation.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings
          The  Company  is  not  currently   involved  in  any  material   legal
          proceedings.
ITEM 2.   Changes in Securities and Use of Proceeds
          Not Applicable.
ITEM 3.   Defaults Upon Senior Securities
          Not applicable.
ITEM 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable.

ITEM 5.   Other Information
          As previously reported, on May 20, 2003, William Dallas, a current member of our Board of Directors, voluntarily resigned from the Board to allow the Board to elect Andrew Borsanyi, our Co-President, to serve in place of Mr. Dallas, in accordance with the terms of that certain Employment Term Sheet dated May, 20, 2003, between the Company and Mr. Borsanyi.

          On June 17, 2003, Roger Burlage, our former Chairman and Chief Executive Officer, resigned from the Board for personal reasons. At that time, the Board requested that Mr. Dallas re-join the Board to fill the vacancy occurring as a result of Mr. Burlage's resignation, to which Mr. Dallas agreed. Our Board of Directors currently consists of Messrs. Michael Doherty, Paul Guez, William Dallas, Gary Gray and Andrew Borsanyi.

ITEM 6.  Exhibits and Reports and Form 8-K
(a)      2.1        Asset Purchase  Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment,  Inc. and Film
                    Library  Acquisition  Corp.  (Incorporated  by  reference to
                    Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April
                    29, 2003.)

         2.2 Asset Purchase Agreement dated as of April 16, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

         2.3 Amendment No. 1 to Asset Purchase Agreement dated as of May 20, 2003, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

        10.1 Employment Term Sheet dated as of May 20, 2003, by and between the Company and Andrew Borsanyi. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

        10.2 Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Jack Zeineh. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

        10.3 Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty.

        10.4 Warrant Agreement dated June 30, 2003, by and between the Company and W-Net, Inc.

        31.1 Certificate of Andrew Borsanyi, Co-President of Sunland Entertainment Co., Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

        31.2        Certificate   of  Gary  Freeman,   Co-President   and  Chief
                    Financial Officer of Sunland Entertainment Co., Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

        32.1 Certificate of Andrew Borsanyi and Gary Freeman, Co-President, and Co-President and Chief Financial Officer, respectively, of Sunland Entertainment Co., Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b) The Company filed a Current Report on Form 8-K dated April 10, 2003, reporting (i) the execution by Trestle of its Asset Purchase Agreement with Old Trestle and Med Diversified, Inc. regarding the acquisition of Old Trestle's assets, and (ii) the execution by the Company of the Asset Purchase Agreement with Film Library Acquisition Corp. regarding the sale of the PM Entertainment Library.

         The Company filed a Current Report on Form 8-K dated May 20, 2003, reporting (i) the consummation of the acquisition of the assets of Old Trestle, (ii) the execution of the employment term sheets with Messrs. Borsanyi and Zeineh, and (iii) the resignation of Mr. Dallas and subsequent appointment of Mr. Borsanyi to the Company's Board of Directors.

         The Company filed a Current Report on Form 8-K/A dated May 20, 2003, amending our prior Current Report on Form 8-K to include the relevant financial statements required by Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLAND ENTERTAINMENT CO., INC.


August 19, 2003     /s/  Gary Freeman
                    -----------------------------------------------
                    Name: Gary Freeman
                    Title: Co-President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------

2.1 Asset Purchase Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2003.)

2.2 Asset Purchase Agreement dated as of April 16, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

2.3 Amendment No. 1 to Asset Purchase Agreement dated as of May 20, 2003, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

10.1 Employment Term Sheet dated as of May 20, 2003, by and between the Company and Andrew Borsanyi. (Incorporated by reference to Exhibit
              10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

10.2 Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Jack Zeineh. (Incorporated by reference to Exhibit
              10.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003.)

10.3 Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty.

10.4 Warrant Agreement dated June 30, 2003, by and between the Company and W-Net, Inc.

31.1          Certificate   of  Andrew   Borsanyi,   Co-President   of   Sunland
              Entertainment Co., Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2          Certificate  of Gary  Freeman,  Co-President  and Chief  Financial
              Officer of Sunland Entertainment Co., Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Andrew Borsanyi and Gary Freeman, Co-President, and Co-President and Chief Financial Officer, respectively, of Sunland Entertainment Co., Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.