Form 10QSB
period 2003-09-30
TRESTLE HOLDINGS INC
filed 2003-11-19
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23000

Trestle Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064
(Address of principal executive offices)

Registrant’s phone number, including area code (310) 444-4100

Former name, former address and former fiscal year, if changed since last report:
Sunland Entertainment Co., Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2003
Common Stock, $.001 par value	3,033,000

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$3,620,000	$1,976,000

Accounts receivable, net of allowance for doubtful accounts of zero at September 30, 2003 and December 31, 2002, respectively	363,000	—

Inventory	392,000	—

Prepaid expenses and other assets	559,000	520,000

Income tax receivable	7,000	7,000

Total current assets	4,941,000	2,503,000

Fixed assets, net of accumulated depreciation of $1,151,000 and $1,106,000 at September 30, 2003 and December 31, 2002, respectively	158,000	86,000

Other receivables	375,000	—

Goodwill	1,514,000	—

Intangible assets, net of accumulated amortization of $91,000 and zero at September 30, 2003 and December 31, 2002, respectively	644,000	—

Net assets from discontinued operations	—	3,781,000
TOTAL ASSETS	$7,632,000	$6,370,000

See accompanying notes to consolidated financial statements.

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Current Liabilities

Accounts payable and accrued expenses	$759,000	$423,000

Accrued distributions	2,000,000	—

Deferred revenue	942,000	—

Total current liabilities	3,701,000	423,000

Series A Convertible Preferred Stock, $1,000 stated value, 75,000 shares authorized, zero and 5,200 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively, liquidation preference of zero and $5,186,000 at September 30, 2003 and December 31, 2002, respectively	—	4,326,000

STOCKHOLDERS’ EQUITY:

Preferred stock, $10 par value, 4,675,000 shares authorized (30,000 shares designated as Series A Convertible Preferred Stock and 30,000 shares designated as Series B Convertible Preferred Stock)	—	—

Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and 12,200 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively, liquidation preference of zero and $12,235,000 at September 30, 2003 and December 31, 2002, respectively	—	12,235,000

Common stock, $.001 par value, 40,000,000 shares authorized, 3,033,000 and 455,000 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,000	—

Additional paid in capital	42,545,000	26,459,000

Deferred Stock Compensation	(504,000)	—

Accumulated deficit	(38,113,000)	(37,073,000)
Total stockholders’ equity	3,931,000	1,621,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,632,000	$6,370,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Product	$567,000	$—	$622,000	$—
Software support	199,000	—	256,000	—
Total revenues	766,000	—	878,000	—

COST OF SALES	248,000	—	273,000	—

GROSS PROFIT	518,000	—	605,000	—

OPERATING EXPENSES
Research and development	449,000	—	615,000	—
Selling, general and administrative expenses	1,218,000	123,000	2,064,000	786,000
Total operating expenses	1,667,000	123,000	2,679,000	786,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,149,000)	(123,000)	(2,074,000)	(786,000)
Loss on impairment of marketable securities	—	(1,000)	—	(5,000)
Interest income/(expense)	—	2,000	—	144,000

LOSS FROM CONTINUING OPERATIONS	(1,149,000)	(122,000)	(2,074,000)	(647,000)

DISCONTINUED OPERATIONS
Income/(Loss) from discontinued operations	(138,000)	(772,000)	217,000	(4,522,000)
Gain/(Loss) on sale of discontinued operations	1,644,000	—	1,644,000	—

Total Gain/(Loss) from discontinued operations	1,506,000	(772,000)	1,861,000	(4,522,000)

NET INCOME/(LOSS)	357,000	(894,000)	(213,000)	(5,169,000)

Preferred stock dividends	(211,000)	(295,000)	(827,000)	(868,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$146,000	$(1,189,000)	$(1,040,000)	$(6,037,000)

BASIC GAIN/(LOSS) PER SHARE
From continuing operations	$(0.87)	$(0.27)	$(2.80)	$(1.42)
From discontinued operations	1.15	(1.70)	2.51	(9.94)
Preferred stock dividends	(0.16)	(0.65)	(1.12)	(1.91)
	$0.12	$(2.62)	$(1.41)	$(13.27)

DILUTED GAIN/(LOSS) PER SHARE
From continuing operations	$(0.87)	$(0.27)	$(2.80)	$(1.42)
From discontinued operations	1.14	(1.70)	2.51	(9.94)
Preferred stock dividends	(0.16)	(0.65)	(1.12)	(1.91)
	$0.11	$(2.62)	$(1.41)	$(13.27)
WEIGHTED AVERAGE SHARES OUTSTANDING - Basic	1,314,000	455,000	741,000	455,000
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted	1,323,000	455,000	741,000	455,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,074,000)	$(647,000)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	136,000	195,000
Deferred stock compensation	176,000	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(299,000)	—
Inventory	(161,000)	—
Prepaid expenses and other assets	(122,000)	10,000
Income tax receivable	—	583,000
Accounts payable and accrued expenses	(3,000)	(390,000)
Deferred revenue	(91,000)	—
Net cash (used in)/provided by continuing operations	(2,438,000)	(249,000)
Net cash (used in)/provided by discontinued operations	1,080,000	20,000
Net cash (used in)/provided by operating activities	(1,358,000)	(229,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(39,000)	—
Additions to intangibles	(5,000)	—
Cash paid for acquisition of net assets of Trestle	(1,175,000)	—
Cash received from sale of discontinued operations	4,221,000
Net cash provided by/(used in) investing activities	3,002,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by/(used in) financing activities	—	—

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,644,000	(229,000)

CASH AND CASH EQUIVALENTS, Beginning of period	1,976,000	2,043,000

CASH AND CASH EQUIVALENTS, End of period	$3,620,000	$1,814,000

	Nine Months Ended September 30,
	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$137,000
Income taxes	$(10,645)	$(6,800)

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Current Operations —Trestle Holdings (Delaware), Inc. (“Trestle Holdings” or  “Company” ), through its wholly owned subsidiary, Trestle Acquisition Corp. (“Trestle”), develops and sells digital imaging and telemedicine applications to the life sciences markets. The Company’s products, MedMicro, MedScan and MedReach, link dispersed users with each other, information databases, and analytical tools.  MedMicro, the Company’s tissue imaging product, transforms traditional glass microscopy slides into a flexible and leverageable digital format.  MedMicro allows microscope users to view, manipulate, and store visually lossless digital images from multiple remote locations in real time rather than in hours or days. MedScan, the Company’s second generation tissue imaging product, performs high throughput whole glass digitization, facilitating clinical and research digital image analysis, digital workflow and data mining applications.  MedReach, the Company’s telemedicine product, allows healthcare organizations to service increased patient traffic without significant additional personnel or facility investments. MedReach facilitates remote examination, diagnosis, and treatment of patients through real-time integration of voice, video, and patient data, including various types of medical imaging.

On May 20, 2003, Trestle Holdings entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation (“Old Trestle”), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Old Trestle (“Med”), and two of Med’s non-debtor subsidiaries.  See discussion of the acquisition in Note 2.

On August 29, 2003, a shareholder meeting was held where a plan was approved to reorganize the Company.  Under the reorganization  plan,  the remaining  entertainment  assets of the Company were sold pursuant to terms  entered into April 10,  2003.  See discussion of the divestiture in Note 4.  In addition,  (1) a pro rata cash  distribution  of $2,000,000 was made to the holders of the Company’s  preferred  stock subsequent to September 30, 2003;  (2) Sunland Entertainment Co., Inc. (“Sunland”) officially changed its name to Trestle  Holdings,  Inc.; and (3) all issued and  outstanding  shares of the Company’s  preferred stock were converted into 2,578,000  shares of common stock,  giving the Company  3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

Basis of Presentation and Principles of Consolidation — The unaudited consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, respectively, contain all adjustments, which include normal recurring accruals, necessary to present fairly the consolidated results of operations and consolidated cash flows for the three and nine month periods ended September 30, 2003 and 2002.

The results of operations for the interim periods of the Company’s fiscal year are not necessarily indicative of the results to be expected for the entire year.  Certain reclassifications of 2002 amounts have been made in order to conform to the 2003 financial statement presentation.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

Going Concern — The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.  These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

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

Intangible Assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates long-lived assets, including intangibles assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

Goodwill and Other Indefinite Lived Intangibles — In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Revenue Recognition — The Company recognizes revenue on product sales after shipment of the product to the customer and formal acceptance by the customer has been received.  Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events:  receipt of the product by the customer, installation of the product by the Company and training of customer personnel by the Company.  Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.   Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

Net Loss Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the nine months ended September 30, 2003 and for the three and nine months ended September 30, 2002, because their effect is anti-dilutive.

Stock Based Compensation — We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method.  Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We account for equity instruments issued to non-employees in accordance with the provisions SFAS No. 123 “Accounting for Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

Recently Issued Accounting Pronouncements — In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities.  For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003.  This statement is not applicable to the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.  This statement is not applicable to the Company.

NOTE 2 – ACQUISITION OF TRESTLE

On May 20, 2003, the Company, by and through its wholly-owned subsidiary, Trestle Acquisition Corp., purchased substantially all of the assets of Old Trestle and certain assets of Med and two of Med’s non-debtor subsidiaries (together with Old Trestle and Med, the “Sellers”).  Old Trestle’s business was historically in the telepathology and telemedicine industries.  Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $1,250,000 in cash, $100,000 of which was previously deposited in escrow as an earnest money deposit, and assumed certain liabilities of Old Trestle.  Additionally, as additional compensation for their respective consulting services, we issued to a director, and one of our former Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share.  These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization.  This Co-President also received a lump sum payment of $50,000 on the close of this transaction.  In addition, the Company entered into employment agreements with Old Trestle’s President and its Chief Science Officer each for terms of three years at a salary of $200,000 per year.  In addition, under these employment agreements the executives are entitled to bonuses under certain performance criteria and will be granted stock options equal to five percent of the fully diluted outstanding shares of the Company’s common stock on the date of grant.

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

A condensed, unaudited balance sheet reflecting the acquired assets and liabilities assumed as of the date of acquisition of the net assets of Old Trestle was as follows:

Cash	$123,000
Accounts receivable	51,000
Inventory	224,000
Prepaids and other	39,000
Fixed assets	78,000

Total assets	$515,000

Accounts payable	$181,000
Accrued expenses	227,000
Deferred revenue	1,032,000

Total liabilities	$1,440,000

The following summarized unaudited pro forma consolidated results of operations reflect the effect of the Old Trestle acquisition as if it had occurred at the beginning of the period presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of the beginning of the periods presented and should not be construed as representative of future operations:

Nine months ended September 30, 2003
Revenues	$4,716,000
Cost of Sales	1,918,000
Gross Profit	2,798,000
Operating Expenses	4,936,000
Operating Loss	$2,138,000

NOTE 3 – INVENTORY.

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	December 31, 2002

Work-in-process	$291,000	$0
Finished goods	101,000	0
	$392,000	$0

Finished goods and work-in-process inventories consist of direct materials, labor and overhead.

NOTE 4 - DISCONTINUED OPERATIONS.

On September 4, 2003, the Company closed the previously  reported sale of its remaining  entertainment assets to Echo Bridge, LLC, formerly known as Film Library Acquisition Corp., (the “Purchaser”),  in exchange for the assumption of certain related  liabilities of the Company by the Purchaser and a purchase price of  approximately  $4,750,000.  Of this amount,  $750,000 was deposited in escrow  for a period of two years  following  the  closing  of the  transaction, subject  to  potential  claims  by the  Purchaser  against  us for  breaches  of representations  and warranties  contained in the agreement.  The purchase price was determined by arms-length negotiation, and the Company recognized a gain on the sale of $1,644,000 during the quarter ended September 30, 2003.  Included in the income/(loss) from discontinued operations for the three months ended September 30, 2003 and 2002, are revenues of $218,000 and $288,000, respectively, and income/(loss) from discontinued operations of $(138,000) and  ($772,000), respectively.  Included in the income/(loss) from discontinued operations for the nine months ended September 30, 2003 and 2002, are revenues of $1,839,000 and $927,000, respectively, and income/(loss) from discontinued operations of $217,000 and  ($1,661,000), respectively.

NOTE 5 – STOCK OPTIONS AND WARRANTS.

During the quarter ended September 30, 2003, the Company issued 1,251,000 warrants and options to management, board members and consultants.  The weighted average exercise price of the grants during the quarter was $2.58. The vesting periods on these grants range from immediate to 3 years, and the lives range from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $679,000, and recognized compensation expense of $176,000 for the three months ended September 30, 2003.

NOTE 6 – EARNINGS PER SHARE.

The components of basic and diluted earnings per share for the three months ended September 30, 2003 were as follows:

Numerator
Net income attributable to common shareholders	$146,000

Denominator
Weighted-average number of common shares outstanding during the period	1,314,000
Dilutive securities:
Stock options	0
Warrants	9,000

Common stock and common stock equivalents used for diluted earnings per share	1,323,000

Common stock options and warrants of 1,450,000 have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2003 as the exercise prices were greater than the Company’s weighted average stock price for the period.

NOTE 7 – CONCENTRATION OF CREDIT RISK.

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at September 30, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had two customers that accounted for 25% and 17% of the Company’s revenues for the quarter ended September 30, 2003.  Such customers also accounted for 22% and 15% of the Company’s revenues for the nine months ended September 30, 2003.  At September 30, 2003, accounts receivable from these customers were 13% and 0%, respectively.

****

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion  contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Recent Developments for the Company

Purchase of Assets of Trestle Corporation

On May 20, 2003, the Company, by and through its wholly-owned subsidiary, Trestle Acquisition Corp., purchased substantially all of the assets of Old Trestle and certain assets of Med and two of Med’s non-debtor subsidiaries (together with Old Trestle and Med, the “Sellers”).  Old Trestle’s business was historically in the telepathology and telemedicine industries.  Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $1,250,000 in cash, $100,000 of which was previously deposited in escrow as an earnest money deposit, and assumed certain liabilities of Old Trestle.  Additionally, as additional compensation for their respective consulting services, we issued to a director, and one of our former Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share.  These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization.  This Co-President also received a lump sum payment of $50,000 on the close of this transaction.  In addition, the Company entered into employment agreements with Old Trestle’s President and its Chief Science Officer each for terms of three years at a salary of $200,000 per year.  In addition, the executives are entitled to bonuses under certain performance criteria and will be granted stock options equal to five percent of the fully diluted outstanding shares of the Company’s common stock on the date of grant.

With the Trestle acquisition, we began to transition our business from the exploitation of film library assets to operations in the telepathology and telemedicine industries.  The Company currently develops and sells digital imaging and telemedicine applications to the medical pathology and pharmaceutical research markets, including to hospitals and pharmaceutical companies.  Trestle’s digital imaging applications, marketed under the MedMicroscopy and MedScan product names, use digital cameras, modified microscope hardware, and proprietary software to capture information from glass microscope slides into readable and transferable digital formats.  Trestle’s telemedicine applications, marketed under the MedReach product name, use proprietary software and standard computer and medical hardware to link various remote media applications, including video-conferencing, teleradiology, scheduling and patient information.  These products link dispersed users with each other, with information databases, and with analytical tools.  Our products are designed to allow pathologists to service more locations and have remote access to both previously viewed patient and study information.  Future products are being developed that utilize computer algorithms to replace human analysis for certain repetitive analysis procedures.

Sale of PM Entertainment Library and Proxy Solicitation

On August 29, 2003, a Shareholder Meeting was held where a plan was approved to reorganize the Company.  Under the reorganization plan, the remaining entertainment assets of the Company were sold pursuant to terms entered into April 10, 2003.  In addition,  (1) a pro rata cash  distribution  of $2,000,000 was made to the holders of the Company’s  preferred  stock;  (2) Sunland officially changed its name to Trestle  Holdings,  Inc.; and (3) all issued and  outstanding  shares of the Company’s  preferred stock were converted into 2,578,000 shares of common stock,  giving the Company 3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

On September 4, 2003, the Company closed the previously  reported sale of its remaining  entertainment assets to Echo Bridge, LLC, formerly known as Film Library Acquisition Corp., (the “Purchaser”),  in exchange for the assumption of certain related  liabilities of the Company by the Purchaser and a purchase price of  approximately  $4,750,000.  Of this amount,  $750,000 was deposited in escrow  for a period of two years  following  the  closing  of the  transaction, subject  to potential  claims  by the  Purchaser  against  us for  breaches  of representations  and warranties  contained in the agreement.  The purchase price was determined by arms-length negotiation, and the Company recognized a gain on the sale of $1,644,000 during the quarter ended September 30, 2003.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories and impairment of intangibles.  We use authoritative pronouncements, historical experience, belief of what could occur in the future and other assumptions as the basis for making estimates.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.   We apply our estimates and judgments consistently for all periods presented.

Revenue Recognition

The Company recognizes revenue on product sales after shipment of the product to the customer and formal acceptance by the customer has been received.  Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events:  receipt of the product by the customer, installation of the product by the Company and training of customer personnel by the Company.  Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.   Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates long-lived assets, including intangibles assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

Goodwill and Other Indefinite Lived Intangibles

In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

For the Three Months Ended September 30, 2003 and 2002

Results From Operations

Revenues

Revenues were $766,000 and zero for the quarters ended September 30, 2003 and 2002, respectively.  Revenues consisted of $567,000 of product revenues and $199,000 of software support revenues.   The increase in revenue is due to revenues generated by the business acquired in the Trestle acquisition in May 2003.

Cost of Sales

Cost of sales was $248,000 and zero for the quarters ended September 30, 2003 and 2002, respectively.  The increase in cost of sales is due to the increase in operating revenues described above.

Research and Development

Research and development expenses were $449,000 and zero for the quarters ended September 30, 2003 and 2002, respectively.  The increase of $449,000 in research and development expenses results from the acquisition of Trestle.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,218,000 and $123,000 for the quarters ended September 30, 2003 and 2002, respectively, an increase of $1,095,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expense due to our addition of Trestle’s personnel as of the date of acquisition.

Discontinued Operations

Income/(Loss) from discontinued operations was $1,506,000 and  $(772,000) in the quarters ended September 30, 2003 and 2002, respectively.   The increase of $2,278,000 can be principally attributed to the gain on sale of the PM Entertainment Library.

For the Nine Months Ended September 30, 2003 and 2002

Results From Operations

Revenues

Revenues were $878,000 and zero for the nine months ended September 30, 2003 and 2002, respectively.  Revenues consisted of $622,000 of installation revenues and $256,000 of software support revenues.   The increase in revenue is due to revenues generated by the Company’s newly acquired Trestle business.

Cost of Sales

Cost of sales was $273,000 and zero for the nine months ended September 30, 2003 and 2002, respectively.  The increase in cost of sales is due to the increase in revenues described above.

Research and Development

Research and development expenses were $615,000 and zero for the nine months ended September 30, 2003 and 2002, respectively.  The increase in research and development results from the acquisition of Trestle.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,064,000 and $786,000 for the nine months ended September 30, 2003 and 2002, respectively, an increase of $1,278,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expenses due to our addition of Trestle’s personnel as of the date of acquisition.

Interest Income/(Expense)

Interest income was zero and $144,000 in the nine months ended September 30, 2003 and 2002, respectively.  Interest income in 2002 consisted primarily from amounts earned on a federal tax receivable.

Discontinued Operations

Income/(Loss) from discontinued operations was $1,861,000 and  $(4,522,000) in the nine months ended September 30, 2003 and 2002, respectively.   The increase of $6,383,000 can be principally attributed to the gain on sale of the PM Entertainment Library in 2003 and a one-time, non-cash charge of $2,861,000 in 2002 due to the Company changing its method of accounting for goodwill from an amortization method to an impairment only method.

Liquidity and Capital Resources

Net cash used in operating activities was $1,358,000 and $229,000 in the nine months ended September 30, 2003 and 2002, respectively.  The increase of $1,129,000 in cash used by operating activities was primarily due to operating expenses from the Trestle business.  Prior to the Trestle Acquisition, we were a licensor of filmed entertainment with few employees.

The Company has suffered recurring losses from operations and has an accumulated deficit of $38,000,000 at September 30, 2003.  Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  Management anticipates that our existing cash and cash equivalents will be sufficient to fund our operations through June 2004.  However, to continue our operations beyond that date, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations.  There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.  Please see the section below entitled “Risks Related to Our Future Operations.”

Net cash provided by investing activities was $3,002,000 and zero in the nine months ended September 30, 2003 and 2002, respectively.  Investing activities in 2003 principally resulted from the purchase of substantially all of the assets of Old Trestle and the sale of the PM Entertainment Library.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years.

Risks Related to Our Future Operations

The following factors could impact our business, consolidated financial position, results of operations or cash flows, and cause results to differ from our expectations.  As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Uncertainty of Market Acceptance.   The market for our technology is a relatively new.  Our success will depend upon the market acceptance of its various products.  There can be no assurance that our current or future products will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

Uncertainty of Future Results, Fluctuations in Operating Results.  The Company has historically experienced significant operating losses and its results of operations may vary from period to period due to a variety of factors, including the introduction of new products by it or by its competitors, cost increases from third-party manufacturers of our telemicroscopy system, supply interruptions, changes in marketing and sales expenditures, market acceptance of our products, competitive pricing pressures, and general economic and industry conditions that effect customer demand.

Changes in the Healthcare Industry Could Affect Important Markets.  The Company’s digital imaging products target anatomic pathology, which is considered a key market for our success.  The Company’s telemedicine product targets healthcare organizations attempting to promote remote patient treatment, which is also considered a key market for our success.  The healthcare industry, anatomic pathology and remote patient treatment are highly regulated fields and are subject to changing political, economic and regulatory influences.  These factors affect the purchasing practices and operations of healthcare organizations.  Changes in current healthcare financing and reimbursement systems could cause unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsements.

FDA Regulation.  Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration (“FDA”).  The FDA categorizes medical devices into three classes.  Class I devices (“general controls”) are generally exempt from FDA premarket notification or approval requirements.  Medical Image Storage Devices and Medical Image Communication Devices that do not utilize irretrievable compression would be classified into Class I and be exempted from premarket notification or approval.  Additionally, software devices in which “competent human intervention” occurs before the results of any data is applied to human care are also generally exempt from notification.  Both Picture Archiving and Communications Systems (“PACS”), primarily used in teleradiology, and competing telepathology applications, have been widely marketed under these exemptions.

While we believe that our products are Class I Devices and exempted under the relevant standards, we could come under regulation by the FDA or other government organization.   Complying with these regulations could be time consuming, burdensome and expensive and could delay introduction of new applications or services.  Securing FDA approval could require the submission of extensive clinical data and supporting information to the FDA.

Product Liability.   Use of our products in anatomic pathology could expose us to liability.  Malfunctions in the software could result in claims against us.  Although we are not aware of any claims in the industry made pertaining to telemicroscopy, there can be no assurances that such claims will not arise in the future. The Company plans on maintaining insurance to protect against such possible claims.  However, there can be no assurances that such coverage would be adequate to provide for any claims that may arise against us.  Even in the event that claims are made unsuccessfully, our business may be adversely affected by expenditure of personnel time and legal costs.  In addition, it can not be assured of the availability of commercially reasonable rates for such liability insurance.

Protection of Trademarks, Trade Secrets and Other Intellectual Property Rights.  The Company regards its trademarks, trade secrets and other intellectual property as a component of its success.  The Company relies on trademark law and trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect its intellectual property.  If the Company’s trade secrets become known, it may lose its competitive position.  In addition, its third-party confidentiality agreements can be breached and, if they are, there may not be an adequate remedy available.

Intellectual Property or Other Litigation.  Litigation regarding patents and other intellectual property rights is extensive in our industry.  We are aware that patents have been applied for, and in some cases issued to others, claiming technologies that are closely related to our own.  As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others.  Although to date the Company has successfully addressed these types of claims, it may not be able to do so in the future.

In the event of an intellectual property dispute, we may be forced to litigate.  This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties.  Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

If a third party claimed an intellectual property right to technology the Company uses, it may need to discontinue an important product or product line, alter its products and processes, pay license fees or cease its affected business activities.  Although it may under these circumstances attempt to obtain a license to this intellectual property, it may not be able to do so on favorable terms, or at all.

In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us or Trestle and distraction of our management.  For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt Trestle’s business.  Disputes from time to time with companies or individuals are not uncommon in Trestle’s industry, and we cannot assure you that we will always be able to resolve them out of court.

Management.  Trestle has been dependent on the efforts and abilities of certain of its senior management, particularly, Dr. Jack Zeineh, our Chief Science Officer.  The interruption of the services of key management could have a material adverse effect on our operations, profits and future development if a suitable replacement is not promptly obtained.  In addition, Trestle’s success depends in part upon its ability to attract and retain other talented personnel.  Although the Company believes that its relations with its personnel are good and that it will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that it will be able to continue to do so.  Andrew Borsanyi resigned as President on October 31, 2003, and has not been replaced.  Crosby Haffner, a consultant to the Company, has been named Interim President.  These factors could have a materially adverse effect on our operations profits and future development.

Our Auditors Have Expressed a Going Concern Opinion.  The Company’s independent auditors discussed in their report the Company’s ability to continue as a going concern in our Annual Report on Form 10-KSB. They include a statement that: “as discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  If we fail to produce any material revenues for the Company or operate on a profitable basis, the Company may be required to seek additional sources of financing, including equity or debt financing.  However, there can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, in which event, the Company may be forced to cease operations.  You are encouraged to read Note 1 to the financial statements included in our Annual Report on Form 10-KSB.

ITEM 3 – CONTROLS AND PROCEDURES

As of September 30, 2003, the end of the period covered by this report, members of the Company’s management, including the Company’s Interim President, Crosby Haffner, and  Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Haffner and Mr. Freeman believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls, known to Mr. Haffner or Mr. Freeman, after the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.	–	Legal Proceedings
The Company is not currently involved in any material legal proceedings.
ITEM 2.	–	Changes in Securities and Use of Proceeds
Not Applicable.
ITEM 3.		Defaults Upon Senior Securities
Not applicable.
ITEM 4.		Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on August 29, 2003.  Shareholders owning 455,017 shares of common stock, 5,375 shares of Series A Preferred Stock and 12,682 shares of Preferred Stock outstanding were entitled to vote as of the record date for the meeting.  Due to the conversion feature of the underlying security, owners of the Company’s preferred stock had 14.82 votes per preferred share owned.  At the meeting, stockholders voted to approve all of the proposals listed in the Company’s proxy statement.  The specific results of the stockholder voting are as follows:

Proposal	For	Against	Abstain
1. Sale of Assets	485,807	84,470	152,439
2. Corporate Reorganization	485,802	84,455	152,459
3. 2003 Stock Incentive Plan	462,565	107,882	152,269
4. Adjournment Proposal	480,690	89,757	152,269

ITEM 5.	Other Information
Not Applicable.
ITEM 6.	Exhibits and Reports and Form 8-K
(a) -	2.1

PM Library Purchase Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2003)

	2.2	Third Amendment to Asset Purchase Agreement dated as of September 3, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.

10.1

Consulting Agreement dated as of October 31, 2003, by and between the Company and Andrew Borsanyi.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2003.)

	10.2	Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty.

	10.3	Warrant Agreement dated October 31, 2003, by and between the Company and Andrew Borsanyi.

	31.1	Certificate of Crosby Haffner, Interim President of Trestle Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

	31.2	Certificate of Gary Freeman, Chief Financial Officer of Trestle Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1

Certificate of Crosby Haffner and Gary Freeman, Interim President, and Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b) -

The Company filed a current report on Form 8-K on August 4, 2003, amending our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2003, to include the relevant financial statements required by Form 8-K.

The Company filed a current report on Form 8-K on September 4, 2003, reporting (i) the closing of the previously reported sale of the Company’s remaining entertainment assets to Echo Bridge, LLC in exchange for the assumption of certain related liabilities, and (ii) the annoucment of the completion of the Company’s corporate reorganization..

The Company filed a current report on Form 8-K on November 14, 2003, reporting (i) resignation of Andrew Borsanyi as President, and (ii) the appointment of Crosby Haffner as Interim President.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: November 17, 2003	/s/ Gary Freeman
Name: Gary Freeman
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

2.1

PM Library Purchase Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2003.)

2.2	Third Amendment to Asset Purchase Agreement dated as of September 3, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.

10.1

Consulting Agreement dated as of October 31, 2003, by and between the Company and Andrew Borsanyi.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2003.)

10.2	Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty.

10.3	Warrant Agreement dated October 31, 2003, by and between the Company and Andrew Borsanyi.

31.1	Certificate of Crosby Haffner, Interim President of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Gary Freeman, Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Crosby Haffner and Gary Freeman, Interim President, and Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.