Form 10KSB
period 2003-12-31
TRESTLE HOLDINGS INC
filed 2004-04-01
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23000

TRESTLE HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

DELAWARE	95-4217605
(State or Other Jurisdiction of Organization)	(IRS Employer Incorporation or Identification No.)

199 TECHNOLOGY, SUITE 105, IRVINE, CALIFORNIA	92618
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: 949-673-1907

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  ☒

State issuer’s revenue for its most recent fiscal year: $1,961,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 27, 2004, a date within the past 60 days, is: $8,631,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of February 27, 2004: 3,063,447

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

PART I

ITEM 1.    BUSINESS

Trestle Holdings, Inc. develops and sells digital imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.  Trestle’s digital imaging products - MedMicro™ and MedScan™ - provide a digital platform to share, store, and analyze tissue images.  Trestle’s MedReach™ product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

Our customers include some of the world’s leading pharmaceutical, research and healthcare organizations; our top twenty-five customers are Pfizer, Aventis, Merck, GlaxoSmithKline, the Kingdom of Saudi Arabia, Walter Reed Army Medical Center, Addus Healthcare, Hawaii Health Systems, Scott & White Hospitals, Louisiana Telemedicine Consortium, Shriners Hospitals, Texas A&M, National Cancer Institute, Baystate Medical Center, Health Network Laboratories, Longview Medical Laboratories, MobilePath, Newark Beth Israel, Saint Joseph Healthcare, University of Maryland, University of Louisville, Columbia Presbyterian University, Ohio State University, University of California at San Francisco, and University of Southern California.  We have only sold a limited amount of our products to customers and have not generated significant revenues to date.

Digital Imaging

Trestle’s digital imaging products, MedMicro™ and MedScan™, have the potential to transform the pathologist’s work environment by capturing digital images of tissue samples and enabling the sharing, archiving, and analysis of these images.  The Company’s first product, MedMicro, is a remote controlled, digital microscope that enables pathologists in dispersed locations to simultaneously review the same tissue sample at sub-micron (1/1,000,000 of a meter) resolution in real time.  By enabling multiple pathologists to view the same tissue sample concurrently from remote locations, MedMicro can save time, reduce expenses and increase quality of service.  MedMicro was introduced commercially in 1999 and now represents over 80 microscope sites in eight countries serving over 400 installed viewing stations.

The Company is leveraging its position in shared microscopy through the introduction of high productivity tissue scanners to further digitize the pathologist workflow under the name MedScan.  By digitizing whole glass slides, MedScan transforms the pathologist work environment, enabling efficient image archiving, management and analysis.   For pharmaceutical and biotechnology companies, MedScan enables improvements to both the pre-clinical and clinical

phases of research and development through better capture, database management and analysis of tissue sample information.   We shipped our first MedScan beta system to a pharmaceutical user in the fourth quarter of 2003.  We expect to begin filling existing orders for MedScan in the second quarter of 2004, and to be ready for volume production in the second half of the year.

Telemedicine

Telemedicine enables the remote delivery of patient care using integrated health information systems and telecommunications technologies.  The Company’s telemedicine product, MedReach, consists of proprietary client-server software that integrates videoconferencing, clinical devices, medical images and patient data.   MedReach allows healthcare organizations to remotely examine, diagnose, and treat patients and enables improved service, increased patient traffic and improved patient access to specialists.  MedReach was first released commercially in 1998 and is now installed in over 60 medical facilities.  Through collaboration with our key customers, we plan to improve integration with healthcare information systems and introduce new MedReach products tailored to specific clinical applications.

Acquisition of Trestle’s Business and Assets

On May 20, 2003, following approval of the Bankruptcy Court of the Eastern District of New York, the Company through its wholly owned subsidiary, TRAC, purchased substantially all of the assets of Trestle Corporation, a Delaware corporation (“Old Trestle”), pursuant to an Asset Purchase Agreement, dated April 16, 2003.  Old Trestle was historically in the telepathology and telemedicine industries.  Under the terms of the acquisition, TRAC paid the sellers $1,250,000 in cash, and assumed certain liabilities of Old Trestle consisting of approximately $369,000 of accounts payable and accrued liabilities and certain amounts of deferred revenue on contracts in progress.  The acquired assets included (a) intellectual property, (b) tangible personal property, (c) accounts receivable, (d) cash and cash equivalents, (e) certain real and personal property lease agreements and leasehold improvements, (f) software and the contracts related thereto used or held for use in or relating to the Old Trestle business and (g) certain assumed contracts.

Industry Overview

Trestle develops and sells digital imaging and telemedicine products primarily into the healthcare and pharmaceutical markets.  Digital imaging products are utilized by human and animal pathologists in both clinical practice and research.  Telemedicine products are used by medical specialists and administrative staff in a range of clinical settings.

Telemedicine can be the use of communication equipment to link healthcare providers and patients in different locations.  In contrast to the more traditional ways of providing medical care (e.g., face-to-face consultations or examinations), telemedicine is a cost-effective alternative.  Telemedicine offers increased cost efficiency, reduced transportation expenses, improved patient access to specialists, improved quality of care, and better communication among providers.

Both the healthcare and pharmaceutical markets share common requirements, including: increased productivity; accelerated time to diagnosis; improved access to information; and automation of repetitive tasks.

Digital Imaging

Trestle’s original digital imaging product, MedMicro, is a live microscopy product designed to enable pathologists in dispersed locations to review the same tissue samples simultaneously.  The Company’s latest product, MedScan, is designed to further digitize the pathologist workflow by capturing and storing images from whole glass slides.  These applications transform the pathologist work environment enabling more efficient image sharing, archiving, management and analysis.

According to Microscopy, Marketing and Education (“MME”), the microscope replacement market generates approximately $2 billion in revenue per year.  Management estimates that Trestle’s digital imaging products are potential near-term replacements for more than 35% of this market or $700 million annually.  Currently, according to Pharmaceutical Research and Manufacturers of America, over $32 billion is spent on pharmaceutical research and development.  The Company’s digital database and analysis tools under development are designed to streamline research and development processes and workflow, and are expected to provide additional revenue opportunities.

The digital imaging markets can be categorized by type of tissue (human or animal) and use (diagnostic or research).

Human Pathology

Pathologists focusing on human disease study the origin, course and indicators of disease.  Pathology divides into clinical pathology – the analysis of fluids such as urine and blood – and Trestle’s market, anatomic pathology – the analysis of tissue.  Clinical pathology market is dominated by large national laboratories that use large-scale automation and is generally a high volume, low margin business.  The technology for the automation of anatomic pathology has not been historically available.  As a result, anatomic pathology remains a less consolidated and higher margin industry.

According to Credit Suisse First Boston, the worldwide anatomic pathology market is approximately $10 billion annually.  According to the College of American Pathologists, the market’s growth is correlated to cancer rates and expected to grow at 6-8% per year with the aging of the current population.

The College of American Pathologists reports a total of 16,500 pathologists in the United States, with approximately two-thirds or 11,000 practicing anatomic pathology.  These pathologists generally practice within one or more market segments, including pathology labs, integrated health systems, and commercial and academic research.

Animal Pathology

Animal pathology includes testing in research and diagnostic treatment of both pets and livestock.  Animal pathology for treatment is mainly conducted by labs providing services to veterinary practices.  The majority of animal pathology is conducted by pharmaceutical and biotechnology companies for drug development.

The dynamics of veterinary pathology for treatment resemble human diagnostic pathology.  Veterinary pathologists seek to improve access to specialists, management and archiving of data, and improved workflow and tissue analysis.

The pharmaceutical and biotechnology industries develop and market products for the treatment of disease and improvements in health.  Potential drugs are eliminated prior to testing on humans through high volume animal toxicity testing.  Companies seek to improve this process in order to eliminate toxic drugs early and speed effective compounds to market.  Companies also address potential bottlenecks by streamlining the pathologist workflow and automating repetitive tasks.

The key market segments in animal pathology are pharmaceutical toxicology groups, academic and government research, contract research organizations (CROs), and biotechnology firms.

Digital Imaging Applications

Digital imaging products share common uses in both human and animal pathology, including consultation, communication and collaboration; education and publication; archiving and management; workflow; and analysis, as described below.

Consultation, Communication and Collaboration

Pathologists frequently consult with other pathologists and specialists in carrying out their daily work.   There are often delays in consulting due to the transportation of slides or having to travel to distant locations in order to meet face-to-face.  Trestle’s products allow sharing of images real time, eliminating the need for slide transportation or travel.   Pathologists and specialists are able to simultaneously view and manipulate the slides and provide consultation in real-time.  In addition, communication is improved as multiple pathologists and specialists can view and manipulate the same slide simultaneously.

Education and Publication

Tissue images are critical to pathology publications and instruction.   Traditional publications are limited to the inclusion of a snapshot of one location on the slide or references to glass slide archives.  Trestle’s products allow whole slides to be cited in publications and accessed in a digital format, improving the availability of high quality samples and facilitating sample access.

Archiving and Management

Viewing and accessing multiple tissue samples is critical to anatomic pathology workflow.   Typically, tissue images are incomplete and stored in cumbersome formats with no efficient links to associated data.  Trestle’s products under development are designed to link a digital slide together with relevant data in a flexible and easily accessible digital archive.

Workflow

Pathologists work predominantly with traditional microscopes.   Microscopes are both ergonomically inefficient and make cross-referencing images and other data difficult.   Trestle’s products under

development will enable a pathologist to view multiple diagnostic-quality images and associated information simultaneously.

Analysis

Analysis of tissue samples is still predominantly done by humans rather than computers.   Limitations on automation have resulted from, among other things, the difficulty of capturing data, the complexity of data and the pattern recognition required for evaluation.  Trestle’s MedScan product facilitates the data capture process, enabling further development of digital analysis applications.

Telemedicine

Historically, customers have been slow to adopt telemedicine in their daily work environment due to limited telecommunications infrastructure and limited insurance reimbursement and physician licensure.  However, as telecommunications costs decrease and access improves, and as reimbursement and regulatory policies improve, adoption of remote medicine tools is increasing.

Key market sectors in telemedicine include healthcare providers, biomedical and pharmaceutical companies, employers, prisons, and assisted living institutions.  These market segments share the common goal of providing services via electronic networks rather than through physical presence.  These market segments also share many of the goals of telemedicine, including:

•                                          expansion of markets;

•                                          generation of additional revenue;

•                                          reduction of patient acquisition and retention costs; and

•                                          reduction in staffing and operational costs.

According to BCC, the entire United States telemedicine market was over $4.3 billion in 2003, of which $1.2 billion was software sales in 2003.  According to BCC, this market will grow to approximately $6.9 billion in 2007, of which $2.0 billion is projected to be software sales.   Our telemedicine products are primarily software, with some hardware device integration and resale.

Products and Technology

Digital Imaging Products

Digital imaging is used in pathology for capturing, storing, and distributing digital images in two categories: live virtual microscopy and stored virtual microscopy.  In live virtual microscopy, digital images are captured and viewed in real time while the slide is on the microscope. In stored virtual microscopy, an image is digitally captured, processed and stored electronically for viewing and analyzing at a later time.  Thus, the original data source, the microscopic slide, does not need to be on the image acquisition device in order to be viewed.

Live and stored digital imaging each have their strengths and weaknesses, with each serving particular needs in the pathology workplace. With MedMicro and MedScan, Trestle has created products for both applications.  Taken together, they provide the foundation for a fully digital environment that combines live virtual microscopy and stored virtual microscopy to deliver a comprehensive solution for digital microscopy.

In areas of science and medicine other than pathology, transforming data from a physical format (such as paper or tissue) to a computer-based format (such as text or digital image) has not only enhanced existing methods of work, but also enabled whole new working techniques and applications.  The Company believes the field of pathology will be no exception.

MedMicro, the Company’s first digital microscopy product, provides live, easily-manipulated, diagnostic quality images from a remote microscope.  MedMicro products consist of proprietary software combined with off-the-shelf automation components, laboratory microscopes, digital cameras, and a standard personal computer for operation.  MedMicro customers may also upgrade their purchases with multi-slide loaders and additional objectives.

The Company’s digital imaging products under development include: 1) enhancements to MedScan, a digital slide scanner enabling the capture of whole glass slides; 2) automated slide loaders to allow higher volume automated digitization of slides; 3) database tools to enable workflow management, association and referencing of digital slides; and 4) image analysis tools to facilitate diagnostic screening.

Telemedicine Products

The Company’s telemedicine product, MedReach, consists of proprietary software which integrates videoconferencing, clinical devices, medical images and patient data.   MedReach enables healthcare organizations to remotely examine, diagnose and treat patients and allows improved service and increased patient traffic with minimal additional personnel or facilities.

MedReach provides secure remote access to clinical data based on object-oriented design models.  MedReach also enables compliance with healthcare-specific standards such as Health Insurance Portability and Accountability Act of 1996 and Digital Imaging and Communications in Medicine interfaces.

MedReach has been designed to meet workflow needs and legacy environments of healthcare institutions.  An implementation is customized to meet the needs of the specific customers, and generally consists of the backbone WebServer software, hardware, various media applications, and client workstations.

Competition

The digital imaging and telemedicine markets are highly competitive, and many have greater resources and better name recognition than we do.

Our competitors in the digital imaging market include Advanced Database Systems, Aperio, Fairfield Imaging, Tissue Informatics, Midwest Information Systems, Scimagix, Apollo Telemedicine, Bacus Labs, Interscope Technologies, Chromavision, Applied Imaging, Nikon, and Soft Imaging.

Our competitors in the telemedicine market include, VitelNet, Polycom, Tandberg, Televital, Health Hero Networks, Healthtek Solutions, Visual Telecommunications Network, Healthcare Vision, Second Opinion, and Siemens.

Regulatory Issues

Medicare

The Balanced Budget Act of 1997 authorized payment for telemedicine services and mandated that Medicare reimburse telemedicine care and fund telemedicine demonstration projects.  This act had many restrictions that caused problems for telemedicine service providers.  On October 1, 2001, new legislation, the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 went into effect that created favorable changes to telemedicine reimbursement.  These changes include:

•                                          Expanded payment sites (Originating Site) to include physician and practitioner offices, critical access hospitals, rural health clinics, federally qualified health centers and hospitals.

•                                          Increased Originating Site fees of $20 per visit, increasing over time.

•                                          Expanded billable telemedicine services to include direct patient care, physician consultations and office psychiatry services.

•                                          Equalized physician payments for telemedicine services to standard clinical services.

•                                          Expanded the geographic regions that are authorized for reimbursement.

•                                          Initiated pilot to reimburse for use of store and forward applications in Alaska and Hawaii.

•                                          Authorized prospective payment for telemedicine services applicable to home care.

Medicaid

Medicaid is a jointly funded Federal-state health insurance program for persons with low income and/or disabilities.  Medicaid reimbursement for services furnished through telemedicine applications is available at the state’s option.  States which currently authorize fees for service reimbursement include Arkansas, California, Georgia, Illinois, Iowa, Kansas, Louisiana, Minnesota, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Dakota,

Texas, Utah, Virginia, and West Virginia.  Two additional states, Kentucky and Maine, are enacting regulations to cover telemedicine.

Commercial

Commercial insurers’ reimbursement for telemedicine services varies by organization and state.  Some of the larger insurers, including Blue Cross/Blue Shield, not only reimburse for these services but are also leaders in developing telemedicine programs.  Many states including California, Louisiana, Texas and others, have passed laws or have laws pending that prevent discrimination between regular and telemedicine visits.

Food and Drug Administration

Trestle’s products can be considered medical devices and subject to regulation by the United States Food and Drug Administration (“FDA”).  The FDA categorizes medical devices into three classes; these classes are referred to as Class I, Class II, and Class III.  Class I devices (“general controls”) are the lowest category and many are exempt from FDA pre-market notification or approval requirements.

MedMicro is registered with the FDA as Class I Medical Device.  The medical device components in MedReach have been registered by the manufacturing companies as Class I.  As part of continued FDA compliance efforts, Trestle operates under Current Good Manufacturing Practice guidelines.  Certain next generation applications may require more detailed FDA approval processes.

Intellectual Property

Trestle has one issued and three pending patents on its products, including SmartFocus™, a continuous focus system improving the capture of accurate, in-focus tissue sample information at sub-micron resolution despite sample variations and defects, and while maintaining high speed.  We also rely on trade secrets and proprietary know-how that we seek to protect, including with confidentiality agreements.

Employees

The Company currently has 30 full-time employees.

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

Risks Related To Our Business

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations.  As of December 31, 2003, we had an accumulated deficit of approximately $39,696,000, of which approximately $37,635,000 was incurred prior to the acquisition of Old Trestle.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services.  These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities.  Such costs and expenses could prevent us from achieving or maintaining profitability in future periods.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We recently acquired Old Trestle and have limited operating history.

We recently acquired substantially all of the assets of Old Trestle.  Prior to our acquisition of Old Trestle’s assets and our recent Pepin/Merhi film library sale, we were involved in the production and distribution of filmed entertainment.  Your evaluation of our business and prospects may be difficult because of our limited operating history with Old Trestle’s products.  There can be no assurance that we will be successful in developing and managing the operations of Old Trestle’s products.  We face certain risks as a result of the recent acquisition, including:

•                                          risks of entering into industries and markets or developing and producing products where we have limited or no experience,

•                                          the potential loss of key customers of Trestle, and

•                                          the potential loss of key personnel of Trestle.

Even when an acquired company has already developed and marketed products, there can be no assurance that the products will continue to be successful, that product enhancements will be made in a timely fashion or we will have identified all possible issues that might arise with respect to the acquired company or its products.

We have substantial funding requirements.  Additional funding may not be available to us or may not be available on acceptable terms.

We currently estimate that our existing capital resources will enable us to sustain operations for at least three months.  We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products.  Our future research and development efforts, in particular, are expected to include development of additional applications of our current products and additional product lines including, digital backbone systems and image analysis systems, which will likely require additional funds.

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

•                                          progress of our research and development efforts,

•                                          competing technological and market developments,

•                                          commercialization of products currently under development by us and our competitors, and

•                                          market acceptance and demand for our products.

We cannot assure you that additional financing will be available when needed or on terms acceptable to us.  If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or eliminate some or all of our development activities.  We may also reduce our marketing or other resources devoted to our products.  Any of these options could reduce our sales growth and result in continued net losses.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel.  Currently, we are in the process of seeking a qualified individual to serve as our President.  We face intense competition for all such personnel, and we may not be able to attract and retain these individuals.  Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business.  In addition, employees may leave our company and subsequently compete against us.  Our key employees include Michael Doherty, our Chairman, Jack Zeineh, MD, our Chief Scientific Officer and Gary Freeman, our Chief Financial Officer.

We have taken steps to retain our key employees, including the granting of stock options and warrants that vest over time, and we have entered into employment agreements with some of our key employees.  The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel, including a President, could harm our ability to maintain and build our business operations.  Furthermore, we have no key man life insurance on any of our key employees.

Rapid growth may place significant demands on our personnel.

We currently have limited management and administrative resources.  If we are successful in implementing our strategy, we may experience a period of rapid growth and expansion which could place significant additional demands on our management and administrative resources.  Our management team’s failure to manage this potential growth effectively could have a material adverse effect on our business.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our product, lost sales or costly litigation.

Because our software products are complex, they may contain errors that can be detected at any point in a product’s lifecycle.  While we continually test our products for errors, errors in our products may be found in the future even after our products have been commercially introduced.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs or costly litigation.  Additionally, because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides.  Product errors could harm our business and have a material adverse effect on our results of operations.

A successful products liability claim could require us to pay substantial damages and result in harm to our business reputation.

The manufacture and sale of our products involve the risk of product liability claims.  We do not carry product liability insurance.  A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

Our products could infringe on the intellectual property rights of others, which may lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products.

If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed.  Whether or not the litigation has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work.  In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

A determination that we are infringing the proprietary rights of others could have a material adverse effect on our products, revenues and income.  In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products or processes to avoid infringement.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and could require us to pay substantial damages and/or royalties.

Any disruption or delay in the supply of components or custom subassemblies could require us to redesign our products or otherwise delay our ability to assemble our products, which could cause our sales to decline and result in continued net losses.

We assemble our products from a combination of (i) commodity technology components, such as computers and monitors, (ii) custom subassemblies, (iii) proprietary hardware for scanning microscopy, (iv) commodity operating systems, and (v) proprietary applications software.  While we typically use components and subassemblies that are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require us to redesign our products or otherwise delay our ability to assemble our products, which could cause our sales to decline and result in continued net losses.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of available capital, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and significant delays in shipments, which could result in loss of customers.

We must accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials.  Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components.  If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs, impair our available liquidity and could have a material adverse effect on our business, operating results and financial condition.  If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers.  Any of these occurrences would negatively impact our net sales, business and operating results and could have a material adverse effect on our business, operating results and financial condition.

Risks Related To The Industry

If we fail to successfully introduce new products, our future growth may suffer.  Certain products at an early stage of development are the areas of future growth for Trestle and sustainability of Trestle.

As part of our growth strategy, we intend to develop and introduce a number of new products, including digital backbone systems and image analysis systems.  Such products are currently in research and development, and we have generated no revenues from such potential products and may never generate revenues.  A substantial portion of our resources have been and for the foreseeable future will continue to be dedicated to our research programs and the development of products.  If we do not introduce these new products on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer.  There can be no assurance that we will be able to develop a commercial product from these projects.  Our competitors may succeed in developing technologies or products that are more effective than ours.

If we do not update and enhance our technologies, they will become obsolete or noncompetitive.  Our competitors may succeed in developing products, and obtaining related regulatory approvals, faster than us.

We operate in a highly competitive industry and competition is likely to intensify.  Emerging technologies, extensive research and new product introductions characterize the market for our products and services.  We believe that our future success will depend in large part upon our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products.  If we fail to stay at the forefront of technological development, we will be unable to compete effectively.

Our existing and potential competitors may possess substantial financial and technical resources and production and marketing capabilities greater than ours.  We cannot assure you that we will be able to compete effectively with existing or potential competitors or that these competitors will not succeed in developing technologies and products that would render our technology and products obsolete and noncompetitive.  Our position in the market could be eroded rapidly by our competitors’ product advances.

In addition, because our products are dependent upon other operating systems, we will need to continue to respond to technological advances in these operating systems.

Our success depends, in part, on attracting customers who will embrace the new technologies offered by our products.

It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace the new technologies offered by our products.  This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation.  Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization.  Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products rather than the familiar options and processes they currently use.  If we fail to attract additional customers at this early stage, our business and the future growth of our business may suffer.

Our success depends, in part, on our ability to protect our intellectual property rights.

Our success is heavily dependent upon protecting our ability to protect our proprietary technology.  We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products.  These legal means, however, afford only limited protection and may not adequately protect our rights.  Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others.  Litigation could result in substantial costs and diversion of resources and management attention.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us.  In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all.  We may be unable to protect our rights in proprietary technology in these countries.

We depend on third-party licenses for our products.

We rely on certain software technology which we license from third parties and use in our products to perform key functions and provide additional functionality.  Because our products incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products, to develop new products on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.  Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party vendors are not renewed or the third-party software fails to address the needs of our software products, we would be required to find alternative software products or technologies of equal performance or functionality.  We cannot assure that we would be able to replace the functionality provided by third-party software if we lose the license to this software, it becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

Certain of our customers rely on the availability of third-party reimbursement or third-party funding for the purchase of our products.  Failure of sufficient reimbursement from third-party payors or sufficient funding could cause our sales and the future potential growth of our business to decline.

Hospitals and other healthcare institutions in the U.S. that purchase our products generally rely on third-party payors and other sources for reimbursement of healthcare costs to reimburse all or part of the cost of the procedures in which our products are used.  If hospitals and other healthcare institutions are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products or products currently under development are intended to be used, our sales and future growth of our business could be adversely affected.  We cannot estimate what amount of our product is eligible for reimbursement approval.  In addition, changes in the healthcare system may affect the reimbursability of future products.

Market acceptance of our products and products under development in countries outside of the U.S. is also dependent on availability of reimbursement within prevailing healthcare payment systems in those countries.  Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance.  We cannot assure you that we will be able to obtain international reimbursement approvals in a timely manner, if at all.  Failure to receive international reimbursement approvals could harm the market acceptance of our products in the international markets in which such approvals are sought.

Other consumers in industries such as pathology, pharmaceutical and biotechnology that purchase our products generally rely on funding or grants from governments and private foundations to fund the purchase of our products.  If such consumers are unable to obtain adequate funding sources for the purchase of our products, our sales and future growth of our business could be adversely affected.

The marketing and sale of our future products will require regulatory approval and on-going certifications.  Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our future products and may subject us to significant regulatory fines or penalties.

The United States Food and Drug Administration (the “FDA”) regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of image analysis products.  Such products are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  Unless an exemption applies, each image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA.  The process of obtaining required regulatory approval or clearance can be lengthy, expensive and uncertain.  Moreover, regulatory clearance or approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Delays in obtaining clearances or approvals will adversely affect our ability to market and sell our image analysis products and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

Failure to comply with applicable requirements in the United States can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

Our image analysis products are subject to similar regulation in other countries.   Sales of our image analysis products outside the United States are subject to foreign regulatory requirements that vary from country to country.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements.

Our future products may require compliance with quality system regulations which is difficult and costly.

We operate under the Current Good Manufacturing Practice guidelines adopted by the FDA.  In connection with the development of new products, we may be required to be in compliance with the quality regulation system, which include production design controls, testing, quality control, storage and documentation procedures.  Compliance with quality system regulations is difficult and costly.  We cannot assure you that we will be able to comply with quality system regulation requirements.  If we do not achieve compliance, the FDA may deny marketing clearance which would harm our business.  In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.

Risks Related To Securities

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock.  In addition, these sales could lower our value and make it more difficult for us to raise capital.  Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•                                          actual or anticipated fluctuations in our operating results,

•                                          announcements concerning our business or those of our competitors or customers,

•                                          changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•                                          announcements of technological innovations,

•                                          conditions or trends in the industry,

•                                          litigation,

•                                          patents or proprietary rights,

•                                          departure of key personnel,

•                                          failure to hire a President or other key personnel, and

•                                          general market conditions.

Because our common stock is considered a penny stock, any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and is considered a “penny stock.”  The OTC Bulletin Board is generally regarded as a less efficient trading market than the Nasdaq SmallCap Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.

We may experience volatility in the price of our common stock, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering price.

The offering price of our common stock may vary from the market price of our common stock.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•                                          a quarterly variations in operating results;

•                                          changes in financial estimates by securities analysts;

•                                          changes in market valuations of other similar companies;

•                                          announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•                                          additions or departures of key personnel;

•                                          any deviations in net sales or in losses from levels expected by securities analysts; and

•                                          future sales of common stock.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock (of which 75,000 shares designated as Series A Convertible Preferred Stock and 250,000 shares designated as Series B Convertible Preferred Stock).  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval.  Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.  Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore.  Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.  Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

ITEM 2.    PROPERTIES

Our executive offices consist of approximately 14,000 square feet of general office space located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064.  We entered into a seven-year lease for such office space commencing in December 1999, with a five-year option to renew.  As of March 31, 2004, we have subleased approximately 2,000 square feet of this office space.  We lease approximately 7,000 square feet of office, production and warehouse space at 199 Technology Dr. Suite 105, Irvine, California 92618 for our principal offices.  We recorded rent expense of $452,000 for our executive and principle offices during the year ended December 31, 2003.

We also lease approximately 9,000 square feet of office space in Santa Monica pursuant to a ten-year lease commencing in July 1994. We subleased the Santa Monica space to an unaffiliated person until July of 2004.  We recorded rent expense of $399,000 for our Santa Monica offices during the year ended December 31, 2003.

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

PART II

ITEM 5.    MARKET FOR ISSUER’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “TLHO.OB” since October 6, 2003.  Prior to October 6, 2003, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “SLDE.OB” and prior to August 9, 2002, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “SUNE.OB.”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board.

Quarterly period	High	Low

Fiscal year ended December 31, 2002:
First Quarter	$1.10	$0.80
Second Quarter	$1.20	$0.70
Third Quarter	$1.00	$0.70
Fourth Quarter	$0.72	$0.45

Fiscal year ended December 31, 2003:
First Quarter	$0.62	$0.50
Second Quarter	$0.70	$0.50
Third Quarter	$4.00	$0.40
Fourth Quarter	$7.75	$3.50

Holders

As of February 29, 2004, there were approximately 164 holders of record of the Company’s Common Stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We expect to retain our earnings, if any, to provide funds for the expansion of our business.  Future dividend policy will be determined periodically by our board of directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	393,250	$3.48	461,750
Equity compensation plans not approved by security holders	1,057,153	24.30	0
Total	1,450,403	$18.66	461,750

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 855,000 shares were reserved under the Plans, of which 461,750 shares were available for future grant at December 31, 2003.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trestle Holdings (Delaware), Inc. (“Trestle Holdings” or “Company”), through its wholly owned subsidiary, Trestle Acquisition Corp. (“Trestle”), develops and sells digital imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.  Trestle’s digital imaging products - MedMicro™ and MedScan™ - provide a digital platform to share, store, and analyze tissue images.  Trestle’s MedReach™ product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On May 20, 2003, Trestle Holdings entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation (“Old Trestle”), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Old Trestle (“Med”), and two of Med’s non-debtor subsidiaries.

On August 29, 2003, a shareholder meeting was held where a plan was approved to reorganize the Company.  Under the reorganization plan, the remaining entertainment assets of the Company were sold pursuant to terms entered into April 10, 2003.  See discussion of the divestiture in Note 3.  In addition, (1) a pro rata cash distribution of $2,000,000 was made to the holders of the Company’s preferred stock on or about October 3, 2003;  (2) Sunland Entertainment Co., Inc. (“Sunland”) officially changed its name to Trestle Holdings, Inc.; and (3) all issued and outstanding shares of the Company’s preferred stock were converted into 2,578,000  shares of common stock, giving the Company  3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

Critical accounting policies and estimates

The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements” beginning on page 44.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The following accounting policies require significant management judgments and estimates:

•                                          The Company recognizes revenue on product sales after shipment of the product to the customer and formal acceptance by the customer has been received.  Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events:  receipt of the product by the customer, installation of the product by the Company and training of customer personnel by the Company.  Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.  Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

•                                          The Company accounts for its business acquisitions under the purchase method of accounting in accordance with SFAS 141, “Business Combinations.”  The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

•                                          The Company assesses the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value.  An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

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

Fiscal Year 2003 Compared to Fiscal Year 2002

Results From Operations

Revenues

Revenues were $1,961,000 and zero for the years ended December 31, 2003 and 2002, respectively.  Revenues consisted of $1,477,000 of installation revenues and $484,000 of software support revenues.   The increase in revenue is due to revenues generated by the Company’s newly acquired Trestle business.

Cost of Sales

Cost of sales was $535,000 and zero for the years ended December 31, 2003 and 2002, respectively.  The increase in cost of sales is due to the increase in revenues described above.

Research and Development

Research and development expenses were $1,228,000 and zero for the years ended December 31, 2003 and 2002, respectively.  The increase in research and development results from the acquisition of Trestle.  The principal component of this expense is compensation expense paid to consultants and employees of $973,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,909,000 and $1,021,000 for the years ended December 31, 2003 and 2002, respectively, an increase of $2,888,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expenses due to our addition of Trestle’s personnel as of the date of acquisition. The principal component of this expense is compensation expense paid to consultants and employees of $1,220,000.

Interest Income/(Expense)

Interest income was $39,000 and $139,000 in the years ended December 31, 2003 and 2002, respectively.  Interest income consisted primarily from amounts earned on a tax receivable.

Discontinued Operations

Income/(Loss) from discontinued operations was $1,876,000 and  $(6,252,000) in the years ended December 31, 2003 and 2002, respectively.   The increase of $8,128,000 can be principally attributed to the gain on sale of the PM Entertainment Library in 2003 and a one-time, non-cash charge of $2,861,000 in 2002 due to the Company changing its method of accounting for goodwill from an amortization method to an impairment only method.

Liquidity and Capital Resources

Net cash used in operating activities was $4,582,000 and $67,000 in the years ended December 31, 2003 and 2002, respectively.  The increase of $4,515,000 in cash used by operating activities was primarily due to operating expenses from the Trestle business.  Prior to the Trestle Acquisition, we were a licensor of filmed entertainment with few employees.  The increase in cash used in operating activities was primarily due to a decrease in net income, investment in film inventory, gains on disposition of assets and settlement of debt, prepaids and accounts receivable, offset by a decrease in the amortization of deferred financing charges, accounts payable, participations and residuals and deferred revenue balances.

Net cash provided by investing activities was $2,969,000 and zero in the years ended December 31, 2003 and 2002, respectively.  Investing activities in 2003 principally resulted from the purchase of substantially all of the assets of Old Trestle and the sale of the PM Entertainment Library.

Net cash provided by/(used in) financing activities was zero and zero in 2003 and 2002, respectively.

The Company has suffered recurring losses from operations and has an accumulated deficit of $39,696,000 at December 31, 2003.  Primarily as a result of our recurring losses and our lack of capital, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  On March 3, 2004, the Company raised $420,000 pursuant to a bridge financing agreement with Zaykowski Partners, LP to meet its short-term operating cash needs.  Under this agreement, the Company issued a convertible promissory note in the principal amount of $420,000, which is secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock at $4.40 per share.  The promissory note bares interest at the rate of ten percent per annum payable in six month increments and matures on March 3, 2005.  The principal and any accrued interest of the note is convertible at the option of the Company at the per share price of the next financing in the event that the Company receives equity financing of at least $1,000,000.  Management anticipates that our existing cash and cash equivalents will be sufficient to fund our operations through June 2004.  However, to continue our operations beyond that date, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations.  There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Following is a summary of our contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Between 2-3 years	Between 4- 5 years	After 5 years
Operating leases	$1,684	$690	$994	$0	$0
Total Contractual Cash Obligations	$1,684	$690	$994	$0	$0

Factors That Might Affect Future Results

We have experienced significant fluctuations in our quarterly operating results in the past, and we expect to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their spending practices, business cycles and budgeting cycles affect our revenues. Factors that may have an influence on our operating results in any particular quarter include: demand for our products, seasonality of our sales, new product introductions by us or our competitors, and the costs and time required for a transition to the new products, timing of orders and shipments for capital equipment sales, our mix of sales between our distributors and our direct sales force, competition (including pricing pressures), timing and amount of research and development expenses (including clinical trial-related expenditures), foreign currency fluctuations, delays between our incurrence of expenses to develop new products (including expenses related to marketing and service capabilities), and the timing of sales and payments received for the new products and the uncertainty of FDA or other domestic and international regulatory clearances or approvals.

Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. It is possible that our future operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could decline significantly.

ITEM 7.    FINANCIAL STATEMENTS

See the Company’s audited financial statements in pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A.                    CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, members of the Company’s management, including the Company’s Interim President, Crosby Haffner, and Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Haffner and Mr. Freeman believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position
Michael S. Doherty	50	Chairman of the Board
Crosby Haffner	31	Interim President
Jack Zeineh	33	Chief Science Officer
Gary Freeman	36	Chief Financial Officer
William D. Dallas	49	Director
Michael S. Hope	61	Director
Gary M. Gray	59	Director
Paul Guez	60	Director

MICHAEL S. DOHERTY has been a Director of the Company since December 1997 and Chairman of the Board since May 2003.  Since November 1999, Mr. Doherty has been President of Doherty & Company, LLC, a firm specializing in venture capital and private equity funding for development stage companies. From February 1999 to October 1999, Mr. Doherty served as Senior Managing Director of Spencer Trask Securities Incorporated. Mr. Doherty served as Managing Director and Director of Private Equity at Cruttenden Roth Incorporated from October 1996 to February 1999. From 1992 to October 1996, he served as Vice President of Arnhold and S. Bleichroeder, Inc., a New York-based investment banking, brokerage and asset management firm.  Mr. Doherty was a director of Zyan Communications, Inc. from July 1999 to December 2000, and Chairman of the Board of Directors from July 1999 to March 2000; Zyan filed for Chapter 11 bankruptcy proceedings in December 2000.  Mr. Doherty was also a non-executive director of ACLN, Ltd. from January 1999 to March 2002.  ACLN was a foreign private issuer whose shares were suspended from the New York Stock Exchange following an order from the SEC and a subsequent enforcement action against ACLN and three of its officers.

CROSBY HAFFNER was appointed Interim President of the Company in November 2003, and was a consultant to the Company from June 2003 through November 2003.  Mr. Haffner became a Managing Director of Doherty & Company, LLC in November 2003.  From December 2001 to October 2003, Mr. Haffner was a consultant to technology companies.  Prior to these engagements, Mr. Haffner was the President and Chief Operating Officer at Zyan Communications, Inc. from 1995 to November 2000, and its Chairman and Chief Executive Officer from December 2000 to December 2001.  Zyan filed for Chapter 11 bankruptcy proceedings in December 2000.

JACK ZEINEH, M.D. was appointed Chief Science Officer in May 2003.  Prior to joining the Company, Dr. Zeineh was co-founder of Illumea and the inventor of the MedMicro and MedScan products.  Dr. Zeineh was the Chief Scientific Officer of Trestle Corporation, a subsidiary of Med Diversified, Inc., which filed for Chapter 11 bankruptcy proceedings in November 2002. Dr. Zeineh brings experience in the biomedical industry with a specialty in computer imaging systems and software design.  Dr. Zeineh has published 12 articles on biomedical techniques, including telepathology.  Dr. Zeineh was educated in Biological Sciences at University of California at Irvine and received his medical degree at the University of California at San Diego — School of Medicine.

GARY FREEMAN was elected Co-President and Chief Financial Officer of the Company in January 2003, and resigned the position of Co-President in September 2003.  Mr. Freeman is also currently a Vice President and director of Kellogg & Andelson, a Southern California based public accounting firm.  In 2000, Mr. Freeman co-founded Catalyst Business Systems, a consulting firm, which merged with Kellogg & Andelson in 2002.  From 1990 to 2000, Mr. Freeman worked at BDO Seidman, LLP in various capacities, including as a partner from 1998 to 2000.

WILLIAM D. DALLAS was appointed as a Director of the Company in March of 2001.  Mr. Dallas also served as a Director of the Company from May 2000 through December 2000.  Mr. Dallas is currently the Chairman of the Board of Dallas Capital Management, a diverse private equity, advisory firm that he founded in 1999.  Mr. Dallas is also currently the Chairman and Chief Executive Officer of the following companies:  Sysdome Corporation, MindBox, LLC and Diversified Capital, and was a director of Castle & Cooke from 2000 to 2002.  Mr. Dallas was the founder of First Franklin and served as its Chairman from 1981 to 1999.  First Franklin was purchased in 1999 by National City Corporation.

MICHAEL S. HOPE has been a Director of the Company since November 2003 and is Chairman of our Audit Committee.  Mr. Hope has acted as a financial consultant to various companies since 1997, including acting as the Interim Chief Financial Officer and Corporate Secretary of the Company from March 1998 to April 1999.  Prior to his various financial consulting assignments, Mr. Hope served as Executive Vice President of Metro-Goldwyn-Mayer Inc. from 1993 to 1997. Prior to joining MGM, Mr. Hope was Executive Vice President, Planning and Operations and Chief Financial Officer for Paramount Communications Inc.  Mr. Hope was previously a member of the Board of Directors of Zyan Communications, which filed for Chapter 11 bankruptcy proceedings in December 2000.

GARY M. GRAY has been a Director of the Company since 1991 and served as the Chairman of the Board from March 1998 to April 1999.  Mr. Gray is currently a Managing Director of Selected Equities Limited.  From 1999 to 2003, Mr. Gray was a Managing Director of Milestone Capital, Inc., a firm based in Houston, Texas which, in concert with affiliated foreign entities, invested in or acquires control of private companies.  Prior to locating in Houston in 1997, from 1994 to 1997, Mr. Gray practiced law and provided business consulting services to foreign clients from offices based in Oklahoma and, from 1991 to 1993, practiced law in New York. Prior to attending Harvard Law School from 1987 to 1990, Mr. Gray was involved in various investment and banking activities, principally in Oklahoma.

PAUL GUEZ has been a Director of the Company since 1999. As an investor in many business activities, Mr. Guez is also chairman of the board of DVT 3000, a DVD company, and has been the president of Stone Canyon International, a movie production firm, since 1998.  For the past thirteen years, Mr. Guez has been overseeing Azteca Production, a clothing manufacturing company that he founded with his brother, Hubert Guez in 1990. Prior to Azteca, Mr. Guez headed the JAG clothing label, which he purchased in 1984, as well as the Sassoon Jeans label which he launched in 1976.

The Company’s Bylaws allow our board to fix the number of directors between five and nine.  The number of directors is currently fixed at five.  Our board of directors currently has an Audit Committee, comprised of Mr. Hope (Chairman) and Mr. Dallas, and a Compensation Committee, comprised of Mr. Gray (Chairman) and Mr. Hope.  The board has identified Mr. Hope, an independant director, as its Audit Committee’s financial expert.  The Company has adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, and principal accounting officer.  A copy of the Code of Ethics may be obtained by any person without change upon written request to the Company, attention: Investor Relations in care of the Company’s principal offices.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and certain other representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER REMUNERATION

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2003, 2002, and 2001 to the Company’s principal executive officer and the two most highly compensated officers, for the year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name and Principal Position (2)	Year	Salary	Bonus	Common Stock Underlying Options and Warrants	All Other Compensation
Roger A. Burlage	2003	$231,170	N/A	N/A	N/A
Chairman, Chief Executive Officer, and	2002	$560,314	N/A	N/A	$7,500	(1)
Co-President (2)	2001	$543,734	N/A	N/A	$7,500	(1)

Andrew Borsanyi	2003	$141,026	N/A	50,000	N/A
President

Crosby Haffner	2003	$40,000	N/A	112,500	N/A
Interim President

Gary Freeman	2003	$164,016	N/A	35,000	N/A
Chief Financial Officer

Jack Zeineh	2003	$123,077	N/A	187,500	N/A
Chief Science Officer

(1) Represents benefits paid under Mr. Burlage’s employment contract related to country club dues.

(2)  Roger Burlage’s employment agreement ended on April 30, 2003.  On January 15, 2003, the Board of Directors of the Company authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage’s employment term.  The Office of the President was created to provide general supervision, direction and control of the Company.  Roger Burlage, David Weiner, and Gary Freeman were appointed to serve in the Office of the President.  Andrew Borsanyi was appointed to serve in the Office of the President.  Mr. Freeman was also elected the Company’s Chief Financial Officer and Corporate Secretary.  Currently, Crosby Haffner serves as the Interim President of the Company.

OPTION AND WARRANT GRANTS IN LAST FISCAL YEAR

The following table and related footnotes set forth the number of securities underlying options and warrants granted in the last fiscal year (2003) and held by the Company’s Executive Officers.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)	Expiration Date
Roger A. Burlage	0	N/A	N/A	N/A
Andrew Borsanyi	50,000	4.16%	$0.51	10/31/2013
Crosby Haffner	50,000	4.16%	$0.50	9/2/2008
	25,000	2.08%	$4.36	10/27/2008
	37,500	3.12%	$5.40	1/26/2009
Gary Freeman	35,000	2.91%	$0.62	9/26/2008
Jack Zeineh	187,500	15.6%	$0.51	5/20/2013

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/03	Value of Unexercised In-the-Money Options at 12/31/03
Roger A. Burlage	0	N/A	64,032	$0
Andrew Borsanyi	0	N/A	50,000	249,500
Crosby Haffner	0	N/A	112,500	282,250
Gary Freeman	0	N/A	35,000	170,000
Jack Zeineh	0	N/A	187,500	936,563

DIRECTOR COMPENSATION

Directors of the Company who are neither employees of the Company nor of the Company’s affiliates receive $20,000 in cash each year for serving on the Board. Each Director receives 10,000 options at the beginning of each year, at market, vesting 25% at the end of each quarter.  Committee chairpersons receive 10,000 options granted at the inception of such member’s tenure and at the beginning of each year served.  Such grants are made at market at the time of grant, and will vest 25% at the end of each quarter.  Committee members receive 5,000 options granted at the inception of such member’s tenure and at the beginning of each year served.  Such grants are made at market at the time of grant, and will vest 25% at the end of each quarter.  New committee members receive a one-time option grant of 30,000 on the date of appointment, vesting 25% each quarter.

Employment and other arrangements between the Company and any named executive officer are described in Part III, Item 12, of this Form 10-KSB and are incorporated herein by this reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 29, 2004, certain information regarding the beneficial ownership of the Company’s Common Stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and the executive officer identified above, and (iii) all directors and the executive officer as a group:

Name and Address of Beneficial Owner	Amount of Common Stock and Nature of Beneficial Owner	Percent of Class of Common Stock (1)

Michael S. Doherty (2)	35,500	1.13%
Chairman of the Board
William Dallas (3)	234,361	7.45%
Director
Gary M. Gray (4)	52,750	1.67%
Director
Paul Guez (5)	1,013,194	32.26%
Director
Michael Hope (6)	28,750	*
Director
Crosby Haffner (7)	112,500	3.50%
Interim President
Gary Freeman (8)	35,000	1.12%
Chief Financial Officer
Jack Zeineh, MD (9)	0	*
Chief Science Officer
All Executive Officers and Directors as a group (8 persons)	1,512,055	43.84%

*                                         Represents less than 1%.

(1)           The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (3,063,447), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

(2)           The address of Michael Doherty is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 35,500 shares of Common Stock within 60 days. This amount does not include 485,566 options and warrants which are exercisable after 60 days.

(3)           The address of William Dallas is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 43,309 shares of Common Stock within 60 days.

(4)           The address of Gary M. Gray is c/o Milestone Capital Inc., 1800 West Loop South, Suite 1075, Houston, Texas 77027.  Percent of class of Common Stock includes exercisable options/warrants to purchase 52,750 shares of Common Stock within 60 days.

(5)           The address of Paul Guez is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 37,795 shares of Common Stock within 60 days.

(6)           The address of Michael Hope is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 28,750 shares of Common Stock within 60 days.

(7)           The address of Crosby Haffner is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 112,500 shares of Common Stock within 60 days.

(8)           The address of Gary Freeman is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 35,000 shares of Common Stock within 60 days.

(9)           The address of Jack Zeineh, MD is c/o Trestle Holdings., Inc., 199 Technology Drive, Suite 105, Irvine, California 92618.  Dr. Zeineh was appointed Chief Science Officer in May 2003.  Dr. Zeineh does not currently own any Trestle securities or warrants/options to purchase Trestle securities.  This amount does not include 187,500 options which are exercisable after 60 days.

(10)         Includes the beneficial ownership of Messrs. Doherty, Dallas, Gray, Guez, Hope, Haffner, Freeman and Zeineh.  Total Voting Power calculation includes the total number of options/warrants of such persons exercisable within 60 days held by such persons to purchase 345,604  shares of common stock. Assuming that none of such persons exercises within 60 days any of such his respective options or warrants, the Total Voting Power of the group is approximately 38%.

Equity Plan Compensation Information

The Equity Plan Compensation Information identified in Part II, Item 5, above is incorporated into this Part III, Item 11, by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the year ended December 31, 2003, our Company incurred consulting fees and tax return preparation expenses in the amount of $184,000.  The consulting fees and tax return preparation expenses were charged by Kellogg & Andelson, a Southern California based public accounting firm.  Gary Freeman, our Chief Financial Officer, is currently a Vice President and director of Kellogg & Andelson.

Pursuant to a consulting agreement with our company, our Company paid consulting fees in the amount of $40,000 to Crosby Haffner, who currently serves as our Interim President. As compensation for his services as the Company’s Interim President, we granted to Mr. Haffner 112,500 warrants with exercise prices between $0.50 and $5.40 per share.

As a result of the close of the acquisition of the assets of Old Trestle, as additional compensation for their respective consulting services, we granted to Michael Doherty, our Chairman, and David Weiner, one of our Co-Presidents at the time of the close of that transaction, warrants to purchase a number of shares of our common stock equal to 2.5% and 1%, respectively, of our issued and outstanding common stock on a fully diluted basis, as may be adjusted from time to time based on their respective anti-dilution provisions, each at an exercise price of $1.00 per share.  Those warrants become exercisable on May 20, 2004.  Mr. Weiner also received a lump sum payment of $50,000 on the close of that transaction.

Additionally, on September 26, 2003, we granted to Michael Doherty, our Chairman, warrants to purchase 406,714 shares of our common stock at an exercise price of $0.62 per share.  Fifty percent of those warrants become exercisable on May 5, 2004 and the remainder will vest in equal monthly installments on the last day of each month over the following 12 months.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

*2.1	Third Amendment to Asset Purchase Agreement dated as of September 3, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.
*2.2	Asset Purchase Agreement dated as of April 16, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation.
*2.3	Amendment No. 1 to Asset Purchase Agreement dated as of May 20, 2003, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation.
*2.4	Asset Purchase Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.
*3.1(i)	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company’s Registration Statement No. 33-63363-LA)
*3.2(i)	First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company’s Registration Statement No. 33-63363-LA)
*3.3(i)	Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 26, 1999)
*3.4(ii)	Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company’s Registration Statement No. 33-63363-LA)
*3.5(ii)	First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company’s Registration Statement No. 33-63363-LA)
*4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company’s Registration Statement No. 33-63363-LA)
10.1	Warrant agreement between Company and Zaykowski Partners, LP dated March 3, 2004.
10.2	Convertible promissory note between the Company and Zaykowski Partners, LP March 3, 2004.
10.3	Security agreement between Company and Zaykowski Partners, LP March 3, 2004.
10.4	Consulting agreement between the Company and Crosby Haffner December 27, 2003.
10.5	Warrant agreement between the Company and Crosby Haffner December 27, 2003.
*10.6	Consulting agreement between the Company and Andrew Borsanyi
*10.7	Warrant agreement between the Company and Andrew Borsanyi
*10.8	Warrant Agreement dated September 26, 2003, by and between the Company and Michael Doherty.
*10.9	Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty.
*10.10	Warrant Agreement dated June 30, 2003, by and between the Company and W-Net, Inc.
*10.11	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Andrew Borsanyi.
*10.12	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Jack Zeineh.
*10.13	Registration Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.11 of Company’s Registration Statement No. 33-63363-LA)
*10.14	Shareholders Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.12 of Company’s Registration Statement No. 33-63363-LA)
*10.15	1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company’s Registration Statement No. 33-63363-LA)
*10.16	Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company’s Registration Statement No. 33-63363-LA)

Exhibit Number	Description of Exhibit
*10.17	Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company’s Registration Statement No. 33-63363-LA)
*10.18	Office Lease between Company and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993)
*10.19	1994 Stock Option Plan (incorporated by reference to the Company’s 1994 definitive Proxy Statement)
*10.20

Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10.21	Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)
*10.22	Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)
*10.23	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company’s 1997 definitive Proxy Statement)
*10.24

Warrant Agreement dated March 23, 1998 between the Company and Anthony J. Scotti, Michael S. Hope and Leonard Breijo (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

*10.25

Stock Purchase Agreement dated as of April 7, 1999 by and among the Company, Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 1999)

*10.26

Warrant Agreement dated as of April 26, 1999 among the Company, Roger A. Burlage, Michael R. Burns, The Kushner-Locke Company, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 1999)

*10.27

Registration Rights Agreement dated as of April 26, 1999 by and among the Company, The Kushner-Locke Company, Roger A. Burlage, Michael R. Burns, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 26, 1999)

*10.28

Registration Rights Agreement dated as of April 26, 1999 by and between The Kushner-Locke Company and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated April 26, 1999)

*10.29	Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated April 26, 1999)
*10.30

Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.31

Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.32

Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

*10.33

Lease Agreement dated as of April 1, 2000, by and between Pepin/Merhi Entertainment Group, Inc. and Pepin Merhi Shamieh, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Form 8-K dated April 14, 2000)

*10.34

Sale and Assignment Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank, and Natexis Banque (incorporated by reference to Exhibit 10.79 of the Company’s Form 8-K dated April 14, 2000)

Exhibit Number	Description of Exhibit
*10.35

Loan and Security Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.80 of the Company’s Form 8-K dated April 14, 2000)

*10.36

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

*10.37

Securities Purchase Agreement dated July 2, 2001 by and among Sunland Entertainment, Inc. and SHO Investments, LLC (incorporation by reference to Exhibit 10.52 of the Company’s Form 10-KSB for the year ended December 31, 2001)

*21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company’s Registration Statement No. 33-63363-LA)
*24.1	Power of Attorney.

31.1	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Previously filed.

Reports on Form 8-K

Date
10/31/2003	Effective October 31, 2003, Andrew Borsanyi resigned as President of the Company
12/17/2003	The Company intends to offer a minimum of 500,000 shares and up to a maximum of 1,000,000 shares of its common stock, $.001 par value per share, for sale in a private placement.
12/23/2003	Press release announcing the purchase and installation of its telemedicine product, MedReach, for Maine Health Alliance.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Singer Lewak, our primary auditor, billed the Company $146,000 and $35,982 for audit fees during the years ended December 31, 2003 and 2002, respectively.  PricewaterhouseCoopers our former auditor, billed the Company $97,500 during the year ended December 31, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.

Date: March 30, 2004	By:	/s/ CROSBY HAFFNER
Name: Crosby Freeman
Title: Interim President (Principal Executive Officer)

Date: March 30, 2004	By:	/s/ GARY FREEMAN
Name: Gary Freeman
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/s/ CROSBY HAFFNER	Interim President	March 30, 2004
Crosby Haffner	(Principal Executive Officer)

/s/ GARY FREEMAN	Chief Financial Officer	March 30, 2004
Gary Freeman	(Principal Financial and Accounting Officer)

*	Director	March 30, 2004
William Dallas

*	Director	March 30, 2004
Michael S. Doherty

*	Director	March 30, 2004
Michael Hope

*	Director	March 30, 2004
Gary M. Gray

*	Director	March 30, 2004
Paul Guez

*	By:	/s/ Gary Freeman
Gary Freeman
As Attorney-In-Fact

Exhibit Index

Exhibit Number	Description of Exhibit

*2.1	Third Amendment to Asset Purchase Agreement dated as of September 3, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.
*2.2	Asset Purchase Agreement dated as of April 16, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation.
*2.3	Amendment No. 1 to Asset Purchase Agreement dated as of May 20, 2003, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation.
*2.4	Asset Purchase Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.
*3.1(i)	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company’s Registration Statement No. 33-63363-LA)
*3.2(i)	First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company’s Registration Statement No. 33-63363-LA)
*3.3(i)	Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 26, 1999)
*3.4(ii)	Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company’s Registration Statement No. 33-63363-LA)
*3.5(ii)	First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company’s Registration Statement No. 33-63363-LA)
*4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company’s Registration Statement No. 33-63363-LA)
10.1	Warrant agreement between Company and Zaykowski Partners, LP dated March 3, 2004.
10.2	Convertible promissory note between the Company and Zaykowski Partners, LP March 3, 2004.
10.3	Security agreement between Company and Zaykowski Partners, LP March 3, 2004.
10.4	Consulting agreement between the Company and Crosby Haffner December 27, 2003.
10.5	Warrant agreement between the Company and Crosby Haffner December 17, 2003.
*10.6	Consulting agreement between the Company and Andrew Borsanyi
*10.7	Warrant agreement between the Company and Andrew Borsanyi
*10.8	Warrant Agreement dated September 26, 2003, by and between the Company and Michael Doherty.
*10.9	Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty.
*10.10	Warrant Agreement dated June 30, 2003, by and between the Company and W-Net, Inc.
*10.11	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Andrew Borsanyi.
*10.12	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Jack Zeineh.
*10.13	Registration Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.11 of Company’s Registration Statement No. 33-63363-LA)
*10.14	Shareholders Agreement, dated as of December 7, 1990, by and among the Company, AKAUSA and MCA (incorporated herein by reference to Exhibit 10.12 of Company’s Registration Statement No. 33-63363-LA)
*10.15	1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company’s Registration Statement No. 33-63363-LA)
*10.16	Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company’s Registration Statement No. 33-63363-LA)

Exhibit Number	Description of Exhibit
*10.17	Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company’s Registration Statement No. 33-63363-LA)
*10.18	Office Lease between Company and 100 Wilshire Associates dated December 8, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993)
*10.19	1994 Stock Option Plan (incorporated by reference to the Company’s 1994 definitive Proxy Statement)
*10.20

Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10.21	Warrant Agreement with Arnhold and S. Bleichroeder dated January 16, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)
*10.22	Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996)
*10.23	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company’s 1997 definitive Proxy Statement)
*10.24

Warrant Agreement dated March 23, 1998 between the Company and Anthony J. Scotti, Michael S. Hope and Leonard Breijo (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998)

*10.25

Stock Purchase Agreement dated as of April 7, 1999 by and among the Company, Michael R. Burns, Roger A. Burlage, Ken Slutsky and The Kushner-Locke Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 1999)

*10.26

Warrant Agreement dated as of April 26, 1999 among the Company, Roger A. Burlage, Michael R. Burns, The Kushner-Locke Company, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 1999)

*10.27

Registration Rights Agreement dated as of April 26, 1999 by and among the Company, The Kushner-Locke Company, Roger A. Burlage, Michael R. Burns, Al Checchi and Ken Slutsky (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 26, 1999)

*10.28

Registration Rights Agreement dated as of April 26, 1999 by and between The Kushner-Locke Company and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated April 26, 1999)

*10.29	Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated April 26, 1999)
*10.30

Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.31

Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.32

Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

*10.33

Lease Agreement dated as of April 1, 2000, by and between Pepin/Merhi Entertainment Group, Inc. and Pepin Merhi Shamieh, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Form 8-K dated April 14, 2000)

*10.34

Sale and Assignment Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank, and Natexis Banque (incorporated by reference to Exhibit 10.79 of the Company’s Form 8-K dated April 14, 2000)

Exhibit Number	Description of Exhibit
*10.35

Loan and Security Agreement dated as of April 3, 2000, by and among Inferno Acquisition Corp., Imperial Bank and Natexis Banque (incorporated by reference to Exhibit 10.80 of the Company’s Form 8-K dated April 14, 2000)

*10.36

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

*10.37

Securities Purchase Agreement dated July 2, 2001 by and among Sunland Entertainment, Inc. and SHO Investments, LLC (incorporation by reference to Exhibit 10.52 of the Company’s Form 10-KSB for the year ended December 31, 2001)

*21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company’s Registration Statement No. 33-63363-LA)
*24.1	Power of Attorney.

31.1	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7.          FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Trestle Holdings, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheet of Trestle Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trestle Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California

March 26, 2004

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,000	$1,976,000
Accounts receivable, net of allowance for doubtful accounts of $6,000 and zero in 2003 and 2002, respectively	505,000	—
Inventory	223,000	—
Prepaid expenses and other assets	573,000	300,000
Income tax receivable	—	7,000
TOTAL CURRENT ASSETS	1,664,000	2,283,000
Other assets	535,000	220,000
Fixed assets, net of accumulated depreciation of $1,170,000 and $1,106,000 in 2003 and 2002, respectively	165,000	86,000
Goodwill	1,514,000	—
Intangible assets, net of accumulated amortization of $158,000 and zero in 2003 and 2002, respectively	584,000	—
Net assets from discontinued operations	—	3,781,000
TOTAL ASSETS	$4,462,000	$6,370,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,068,000	$423,000
Deferred revenue	554,000	—
Series A Convertible Preferred Stock, $1,000 stated value, 75,000 shares authorized, zero and 5,200 shares issued and outstanding at December 31, 2003 and, 2002, respectively, liquidation preference of zero and $5,186,000 at December 31, 2003 and 2002, respectively	—	4,326,000

TOTAL CURRENT LIABILITIES	1,622,000	4,749,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $10 par value, 4,675,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2003 and, 2002, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and 12,200 shares issued and outstanding at December 31, 2003 and 2002, respectively, liquidation preference of zero and $12,235,000 at December 31, 2003 and 2002, respectively	—	12,235,000
Common stock, $.001 par value, 40,000,000 shares authorized, 3,033,000 and 455,000 issued and outstanding at December 31, 2003 and 2002, respectively	3,000	—
Additional paid in capital	43,019,000	26,459,000
Deferred stock compensation	(486,000)	—
Accumulated deficit	(39,696,000)	(37,073,000)
Total stockholders’ equity	2,840,000	1,621,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,462,000	$6,370,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002
REVENUES
Product	$1,477,000	$—
Software support	484,000	—
Total revenues	1,961,000	—
COST OF SALES	535,000	—
GROSS PROFIT	1,426,000	—
OPERATING EXPENSES
Research and development	1,228,000	—
Selling, general and administrative expenses	3,909,000	1,021,000
Total operating expenses	5,137,000	1,021,000
LOSS FROM OPERATIONS	(3,711,000)	(1,021,000)
Loss on impairment of marketable securities	—	(5,000)
Interest income/(expense), net	39,000	139,000
LOSS FROM CONTINUING OPERATIONS	(3,672,000)	(887,000)
Income / (Loss) from discontinued operations	232,000	(6,252,000)
Gain on sale of discontinued operations	1,644,000	—
Total gain / (loss) from discontinued operations	1,876,000	(6,252,000
NET LOSS	(1,796,000)	(7,139,000)
Preferred stock dividends	(827,000)	(1,168,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,623,000)	$(8,307,000)

LOSS PER SHARE OF COMMON STOCK BEFORE DISCONTINUED OPERATIONS—Basic and diluted	$(2.78)	$(1.95)
Discontinued operations	1.42	(13.74)
Preferred stock dividends	(.63)	(2.57)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(1.99)	$(18.26)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	1,317,000	455,000

See accompanying notes to consolidated financial statements.

SUNLAND ENTERTAINMENT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Series B Preferred		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2001	11,415	$11,415,000	455,000	$0	$26,459,000	$0	$(28,766,000)	$9,108,000
Stock dividends declared	820	820,000					(1,168,000)	(348,000)
Net loss							(7,139,000)	(7,139,000)
BALANCE, DECEMBER 31, 2002	12,235	12,235,000	455,000	0	26,459,000	0	(37,073,000)	1,621,000

Stock dividends declared	583	583,000					(827,000)	(244,000)
Corporate reorganization	(12,818)	(12,818,000)	2,578,000	3,000	15,386,000			2,571,000
Issuance of warrants and options					1,174,000	(486,000)		688,000
Net loss							(1,796,000)	(1,796,000)
BALANCE, DECEMBER 31, 2003	0	$0	3,033,000	$3,000	$43,019,000	$(486,000)	$(39,696,000)	$2,840,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before discontinued operations	$(3,672,000)	$(887,000)
Adjustments to reconcile loss before discontinued operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	222,000	112,000
Deferred stock compensation	688,000	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Marketable securities	—	5,000
Accounts receivable	(447,000)	—
Inventory	8,000	—
Prepaid expenses and other assets	(294,000)	176,000
Income taxes receivable	7,000	583,000
Accounts payable and accrued expenses	(1,714,000)	(433,000)
Deferred revenue	(479,000)	—
Net cash provided by/(used in) continuing operations	(5,681,000)	(444,000)
Net cash provided by/(used in) discontinued operations	1,099,000	377,000
Net cash provided by/(used in) operating activities	(4,582,000)	(67,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(77,000)	—
Cash paid for acquisition of Trestle	(1,175,000)
Net proceeds from divesture of discontinued operations	4,221,000	—
Net cash provided by/(used in) investing activities	2,969,000	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,613,000)	(67,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,976,000	2,043,000
CASH AND CASH EQUIVALENTS, End of period	$363,000	$1,976,000

See accompanying notes to consolidated financial statements

	Years Ended December 31,
	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$39,000	$139,000
Income taxes	$75,000	$(6,800)

NON-CASH FINANCING ACTIVITY:

See Notes 2 and 6 for disclosure of non-cash financing activities.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background —Trestle Holdings (Delaware), Inc. (“Trestle Holdings” or “Company”), through its wholly owned subsidiary, Trestle Acquisition Corp. (“Trestle”), develops and sells digital imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.  Trestle’s digital imaging products - MedMicro™ and MedScan™ - provide a digital platform to share, store, and analyze tissue images.  Trestle’s MedReach™ product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On May 20, 2003, Trestle Holdings entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation (“Old Trestle”), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Old Trestle (“Med”), and two of Med’s non-debtor subsidiaries.  See discussion of the acquisition in Note 2.

On August 29, 2003, a shareholder meeting was held where a plan was approved to reorganize the Company.  Under the reorganization  plan, the remaining  entertainment assets of the Company were sold pursuant to terms  entered into April 10,  2003.  See discussion of the divestiture in Note 3.  In addition,  (1) a pro rata cash  distribution  of $2,000,000 was made to the holders of the Company’s  preferred  stock on or about October 3, 2003;  (2) Sunland Entertainment Co., Inc. (“Sunland”) officially changed its name to Trestle  Holdings,  Inc.; and (3) all issued and  outstanding  shares of the Company’s  preferred stock including the Series A that was classified as a liability at December 31, 2002 were converted into 2,578,000  shares of common stock,  giving the Company  3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $39,696,000 at December 31, 2003.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the Company’s recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Cumulative Effect of Change in Accounting Principles — During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired.  As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company’s balance sheet.  In accordance with the transitional guidance of  SFAS No.142, the charge is reflected in the Company’s Consolidated Statement of Operations under Loss from discontinued operations.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Fixed Assets — Fixed assets are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from one to five years.  Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the improvement.

Intangible Assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

During the second quarter of 2002, in accordance with SFAS No. 142, the Company determined that its goodwill was impaired due to its continued historical and forecasted future losses as a result of the changing economic conditions in the entertainment industry.  As a result, a one-time, non-cash charge of $2,861,000 was recorded to write-off the remaining balance of goodwill on the Company’s balance sheet.  In accordance with the transitional guidance of  SFAS No.142, the charge is reflected in the Company’s Consolidated Statement of Operations under Loss from discontinued operations.

Revenue Recognition — The Company recognizes revenues associated with the Trestle business on product sales after shipment of the product to the customer and formal acceptance by the customer has been received.  Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events:  receipt of the product by the customer, installation of the product by the Company and/or training of customer personnel by the Company.  Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.   Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

Research and Development — The Company charges research and development expenses to operations as incurred.

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

Stock-Based Compensation— We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148 “Accounting for Stock-based Compensation—Transition and Disclosure” using the intrinsic value method.  Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We account for equity instruments issued to non-employees in accordance with the provisions SFAS No. 123 “Accounting for Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the years ended December 31, 2003 and 2002 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  Concentration of credit risk associated with accounts receivable is significant due to the limited number of customers, as well as their dispersion across geographic areas.  The Company performs ongoing credit evaluations of its customers and generally requires partial deposits.  Although the Company has a diversified customer base, a substantial portion of its debtors’ ability to honor their contracts is dependent upon financial conditions in the healthcare industry.

Financial Instruments —The Company’s financial instruments consist of cash and cash equivalents, marketable securities classified as available for sale, accounts receivable, accounts payable, accrued expenses and notes payable.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities.  Marketable securities classified as available for sale are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

NOTE 2 – ACQUISITION OF TRESTLE

On May 20, 2003, the Company, by and through its wholly-owned subsidiary, Trestle Acquisition Corp., purchased substantially all of the assets of Old Trestle and certain assets of Med and two of Med’s non-debtor subsidiaries (together with Old Trestle and Med, the “Sellers”).  Old Trestle’s business was historically in the telepathology and telemedicine industries.  Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $1,250,000 in cash, $100,000 of which was previously deposited in escrow as an earnest money deposit, and assumed certain liabilities of Old Trestle.  Additionally, as additional compensation for their respective consulting services, we issued to a director, and one of our former Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share.  These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization.  This former Co-President also received a lump sum payment of $50,000 on the close of this transaction.  In addition, the Company entered into employment agreements with Old Trestle’s President and its Chief Science Officer each for terms of three years at a salary of $200,000 per year.  Under these employment agreements the executives are entitled to bonuses under certain performance criteria and were granted stock options equal to five percent of the fully diluted outstanding shares of the Company’s common stock on the date of grant.

The total purchase price as allocated to assets and liabilities was based upon estimated fair market values obtained through an independent valuation.  This allocation included the recording of approximately $742,000 to identifiable intangible assets (including $342,000 to purchased technology to be amortized over 3 years, $150,000 to trademarks to be amortized over 3 years, and $250,000 to customer list to be amortized over 3 years) and $1,514,000 to goodwill.

A condensed, audited balance sheet reflecting the acquired assets and liabilities assumed as of the date of acquisition of the net assets of Old Trestle was as follows:

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

	Year ended December 31,
	2003	2002
Revenues	$5,799,000	$1,880,000
Cost of Sales	2,180,000	893,000
Gross Profit	3,619,000	987,000
Operating Expenses	7,355,000	9,629,000
Operating Loss	$3,736,000	$8,642,000

NOTE 3 - DISCONTINUED OPERATIONS

On September 4, 2003, the Company closed the previously  reported sale of its remaining  entertainment assets to Echo Bridge, LLC, formerly known as Film Library Acquisition Corp., (the “Purchaser”),  in exchange for the assumption of certain related  liabilities of the Company by the Purchaser and a purchase price of  approximately  $4,750,000.  Of this amount,  $750,000 was deposited in escrow  for a period of two years following  the  closing  of the  transaction, subject  to  potential  claims  by the  Purchaser  against  us for  breaches  of representations  and warranties  contained in the agreement.  The purchase price was determined by arms-length negotiation, and the Company recognized a gain on the sale of $1,644,000 during the year ended December 31, 2003.  Included in the income/(loss) from discontinued operations for the years ended December 31, 2003 and 2002, are revenues of $1,839,000 and $1,119,000, respectively, and income/(loss) from discontinued operations of $232,000 and  $(3,199,000), respectively.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Work-in-process	$104,000	$0
Finished goods	119,000	0
Total	$223,000	$0

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following December 31, 2003 and 2002.

	Years Ended December 31,
	2003	2002
Furniture, fixtures and equipment	$858,000	$715,000
Leasehold improvements	477,000	477,000
	1,335,000	1,192,000
Less accumulated depreciation	(1,170,000)	(1,106,000)
Total	$165,000	$86,000

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at December 31, 2003 and 2002.

	Years Ended December 31,
	2003	2002
Intangible assets	$742,000	$—
Less accumulated amortization	(158,000)	—
Net intangible assets	$584,000	$—

The estimated amortization on these intangible assets for the years ended December 31, 2004, 2005 and 2006 will be $247,000, $247,000 and $90,000.

NOTE 7 - INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2003 and 2002 consist of the following:

	Years Ended December 31,
	2003	2002
Current	$—	$—
Deferred	611,000	2,427,000
Valuation allowance	(611,000)	(2,427,000)
Provision for income taxes	$—	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2003 and 2002 differ as follows:

	Years Ended December 31,
	2003	2002
Provision computed at the statutory rate	$(611,000)	$(2,427,000)
Change in valuation allowance	611,000	2,427,000
Income tax provision (benefit)	$—	$—

The following are the components of the Company’s deferred tax assets and (liabilities) at December 31, 2003 and 2002:

	Years Ended December 31,
	2003	2002
Federal net operating loss carryforward	$7,815,000	$6,622,000
State net operating loss carryforward	1,370,000	1,229,000
Accounts receivable	152,000	341,000
Equity based charges	725,000	457,000
Capital loss carryforward	2,328,000	2,328,000
Film inventory	—	1,453,000
Goodwill	—	1,024,000

Total deferred tax asset	12,390,000	13,454,000

Film rights	—	(1,687,000)
Goodwill	(12,000)	—
Deferred state taxes	(498,000)	(498,000)

Total deferred tax liability	(510,000)	(2,185,000)

Valuation allowance	$(11,880,000)	$(11,269,000)

Net deferred tax asset/(liability)	$—	$—

At December 31, 2003, the Company has a net operating loss carryforward of approximately $23,000,000 and $16,200,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2003, respectively. The net operating losses can be carried forward to offset future taxable income, if any.  Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company’s ability to use these carryforwards in the future.

NOTE 8 – PREFERRED STOCK

On September 4, 2003, the Company restructured the Company’s capital structure.  Under the restructuring, (1) a cash  distribution  of $2,000,000 was made to the holders’ of the Company’s  Preferred  Stock;  (2) Sunland officially changed its name to Trestle  Holdings,  Inc.; and (3) all issued and  outstanding  shares of the Company’s preferred stock including the Series A that was classified as a liability at December 31, 2002 were converted into 2,578,000 shares of common stock,  giving the Company  3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

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

The Series A Preferred Stock is presented as a liability in accordance SFAS No. 150, on the Company’s balance sheet, and is not included in stockholders’ equity, since, under certain circumstances beyond the control of the Company, the holders of Series A Preferred Stock may redeem the shares in consideration for cash.  In order to increase stockholders’ equity, in May 2000, the Company allowed holders of Series A Preferred Stock to exchange a portion of their shares for an equivalent number of shares of Series B Convertible Preferred Stock.  As described more fully in Note 9, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity.  In May 2000, 8,460 shares of Series A Preferred Stock were exchanged for an equivalent number of Series B Preferred shares.  In May 2001, approximately 7,500 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock.  In July 2001, the Company purchased 550 shares of Series A Preferred Stock from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company.

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

Dividends:    The holders of the convertible preferred stock were entitled to receive dividends equal to $70 per share per annum paid quarterly.

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

Conversion:    Each share of Series A Preferred Stock, at the option of the holder, was convertible at any time into a number of shares of common stock as determined by dividing the Original Issue Price of Series A Preferred Stock by the Conversion Price, as defined, in effect at the time.

In May 2000, the Company designated 30,000 shares of authorized Preferred Stock as Series B Preferred Stock.  The Company issued 8,460 shares of Series B Preferred Stock in exchange for an equivalent number of shares of Series A Preferred Stock.

The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock.  The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company’s sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company’s voting power.  At December 31, 2002, the Series B Preferred Stock was convertible into 181,000 shares of the Company’s common stock.

NOTE 9 - STOCKHOLDERS’ EQUITY

Warrants

During the year ended December 31, 2003, the Company issued 821,520 warrants to management, board members and consultants.  The weighted average exercise price of the grants during the year ending December 31, 2003 was $1.28. The vesting periods on these grants range from immediate to 3 years, and the lives range from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $1,066,000, and recognized compensation expense of $580,000 for the year ended December 31, 2003.

As partial consideration for entering into a revolving credit facility during the year ended December 31, 2000, the Company granted warrants to a bank to purchase 12,600 shares of common stock at $67.50 per share, of which 12,600 were outstanding at December 31, 2003. These warrants, which had a fair value of $320,000 at the date of grant, are fully vested and expire ten years from their issuance date.  The Company recorded the fair value of these warrants as deferred financing costs to be expensed on a straight-line basis over the terms of the related revolving credit facility.

As part of the 1999 Refinancing, the Company granted warrants to purchase 134,462 shares of common stock at prices ranging between $90 to $120 per share, of which 95,821 were outstanding at December 31, 2003. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

As a result of the refinancing that took place in 1999, the Company granted warrants, not covered by the Plans described above, to purchase 134,462 shares of common stock to certain employees, officers and directors of which 127,212 were outstanding at December 31, 2003. These warrants vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $90 to $120 per share and expire six to eight years from their issuance date.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases —The Company leases office space and office equipment under operating leases expiring through 2006. Future minimum lease payments due under non-cancelable operating leases at December 31, 2003 are as follows:

Years Ended December 31,
2004	$690,000
2005	489,000
2006	505,000
Total minimum lease payments	$1,684,000

The Company has entered into certain sublease arrangements for leased office space no longer occupied. The term of the sublease expires in July 2004.

Rent expense charged to operations for the years ended December 31, 2003 and 2002 was $859,000 and $905,000. Rent income from sublease arrangements for the years ended December 31, 2003 and 2002 was $464,000 and $469,000. Future minimum rental income under sublease arrangements is $267,000 for the fiscal year 2004.

Litigation — The Company is party to legal proceedings, which are routine and incidental to the business. The Company believes the results of such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

Employment Agreement —   As discussed in Note 2, the Company entered into employment agreements with Old Trestle’s President and its Chief Science Officer each for terms of three years at a salary of $200,000 per year.  In addition, under these employment agreements the executives are entitled to bonuses under certain performance criteria and were granted stock options equal to five percent of the fully diluted outstanding shares of the Company’s common stock on the date of grant.  The President resigned his employment with the Company effective October 31, 2003, and was given a 12 month consulting agreement and 50,000 warrants exercisable at $0.51 per share.

The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he would serve as the Company’s Chairman and Chief Executive for a term of four years.  Mr. Burlage was entitled to an annual salary of $500,000, with minimum annual increases of 7.5%.  Mr. Burlage was also eligible to receive a discretionary bonus as determined by the Board.  As part of the agreement, Mr. Burlage was granted warrants to purchase 40,000 shares of the Company’s Common Stock at exercise prices ranging from $90.00 to $120.00 per share, and was to receive up to an additional 20,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement which did not occur.  One half of the original warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement.  Mr. Burlage was also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company’s other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation.  If Mr. Burlage’s position was eliminated as a result of a merger or consolidation of the Company, Mr. Burlage would be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term.   In January of 2003, Mr. Burlage notified the Board of Directors that he intended to resign from his position at the expiration of his contract in April of 2003.  On January 15, 2003, the Board of Directors authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage’s employment term. Mr. Burlage’s employment agreement ended in April 2003.

NOTE 11 - STOCK OPTION PLANS

Stock Option Plans — The Company’s employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The Compensation Committee of the Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plans cannot be greater than 10 years.  Options vest at varying rates generally over three to five years. An aggregate of 855,000 shares were reserved under the Plans, of which 462,000 shares were available for future grant at December 31, 2003.

The following table summarizes activity in the Company’s stock option plans during the years ended December 31, 2003 and 2002:

	Number of Shares	Weighted Average Price Per Share
Balance, December 31, 2001	172,000	$96.10
Canceled	(9,000)	8.00

Balance at December 31, 2002	163,000	$101.02
Granted	643,000	1.74
Expired	(150,000)	102.31
Canceled	(263,000)	.54

Balance at December 31, 2003	393,000	$3.48

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.50 - 1.00	320,000	9.67	$0.55	133,000	$0.62
1.01 - 10.00	60,000	10.00	5.00	0	0
45.00 - 50.00	1,000	6.42	45.00	1,000	45.00
65.00 - 72.50	11,000	5.80	67.45	11,000	67.45
105.00	1,000	4.42	105.00	1,000	105.00
$0.50 - 105.00	393,000	9.59	$3.48	146,000	$6.68

The Company recorded compensation expense of $89,000 for the year ended December 31, 2003 related to the stock option grants discussed above.  The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense.

Year Ended December 31,
2003
Net loss
As reported	$(2,623,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(199,000)
Pro forma	$(2,822,000)
Loss per share
Basic and diluted EPS as reported	$(1.99)
Pro forma basic and diluted EPS	$(2.14)

For the year ended December 31, 2002 the Company’s net loss and loss per share would not have been materially different than currently reported in the Company’s Consolidated Statements of Operations.

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended December 31, 2003: expected life of option 6.67 years, expected volatility of 288%, risk free interest rate of 4.75% based upon the date of grant and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.42 to $2.45, and the weighted average was $1.01.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2003 and 2002 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2003	2002
Weighted average common stock equivalents:
Series A Preferred Stock	0	77,000
Series B Preferred Stock	0	181,000
Stock options	393,000	163,000
Warrants	1,057,000	138,000

NOTE 13 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at December 31, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 16%, 13%, and 12% of the Company’s revenues for the year ended December 31, 2003.  As of December 31, 2003, the accounts receivable for these customers as a percentage of the Company’s total accounts receivable was 0%, 11%, and 0% of  respectively.

NOTE 14 - MARKETABLE SECURITIES

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

NOTE 15 - RELATED PARTIES

In connection with the acquisition of PM Entertainment in April 2000, the Company entered into a 2-year lease agreement for the use of the business’s principal offices.  The Company entered into this lease with an entity owned by stockholders of the Company, who were also the former sole shareholders of PM Entertainment. The lease was classified as an operating lease, and expired on March 31, 2002. Rent expense under the operating lease in 2002 was $150,000.

NOTE 16 - SUBSEQUENT EVENT

On March 3, 2004, the Company entered into a bridge financing agreement to meet Short-term operating cash needs.  Under this agreement, $420,000 was exchanged for a convertible promissory note, which is secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock.  The Company may convert this note if the Company receives financing of at least $1,000,000 from a stock issuance at the per share price of the next financing.  The note earns interest at 10% and matures in six months.  The warrants have an exercise price of $4.40 and expire in five years.