Form 10QSB
period 2004-03-31
TRESTLE HOLDINGS INC
filed 2004-05-17
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23000

Trestle Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 Technology Dr, Suite 105, Irvine, California 92618
(Address of principal executive offices)

Registrant’s phone number, including area code (949) 673-1907

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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common Stock, $.001 par value	3,063,447

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,000	$363,000
Accounts receivable, net of allowance for doubtful accounts of $8,000 and $6,000 at March 31, 2004 and December 31, 2003, respectively	743,000	505,000
Inventory	173,000	223,000
Prepaid expenses and other current assets	150,000	350,000
TOTAL CURRENT ASSETS	1,176,000	1,441,000
Other assets	759,000	758,000
Fixed assets, net of accumulated depreciation of $242,000 and $1,170,000 at March 31, 2004 and December 31, 2003, respectively	154,000	165,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $213,000 and $158,000 at March 31, 2004 and December 31, 2003, respectively	517,000	584,000
TOTAL ASSETS	$4,120,000	$4,462,000

See accompanying notes to consolidated financial statements.

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,694,000	$1,068,000
Convertible note payable, net of unamortized debt discount of 16,000	404,000	—
Deferred revenue	208,000	554,000

TOTAL CURRENT LIABILITIES	2,306,000	1,622,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 3,063,000 and 3,033,000 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,000	3,000
Additional paid in capital	43,054,000	43,019,000
Deferred stock compensation	(419,000)	(486,000)
Accumulated deficit	(40,824,000)	(39,696,000)
Total stockholders’ equity	1,814,000	2,840,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,120,000	$4,462,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31,
	2004	2003
REVENUES
Product	$1,174,000	$—
Software support	169,000	—
Total revenues	1,343,000	—
COST OF SALES	599,000	—
GROSS PROFIT	744,000	—
OPERATING EXPENSES
Research and development	412,000	—
Selling, general and administrative expenses	1,479,000	302,000
Total operating expenses	1,891,000	302,000
LOSS FROM OPERATIONS	(1,147,000)	(302,000)
Interest income/(expense), net	19,000	—
LOSS FROM CONTINUING OPERATIONS	(1,128,000)	(302,000)
Income / (Loss) from discontinued operations	—	349,000
NET LOSS		47,000
Preferred stock dividends	—	(305,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,128,000)	$(258,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS—Basic and diluted	$(0.37)	$(0.67)
Discontinued operations	—	0.77
Preferred stock dividends	—	(0.67)
NET LOSS PER SHARE OF COMMON STOCK-Basic and diluted	$(0.37)	$(0.57)

WEIGHTED AVERAGE SHARES OUTSTANDING-Basic and diluted	3,054,000	455,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,128,000)	$(302,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	92,000	9,000
Provision for doubtful accounts	2,000	—
Deferred stock compensation	67,000	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(233,000)	—
Inventory	50,000	—
Prepaid expenses and other assets	200,000	52,000
Accounts payable and accrued expenses	626,000	(106,000)
Deferred revenue	(346,000)	—
Net cash provided by/(used in) continuing operations	(670,000)	(347,000)
Net cash provided by/(used in) discontinued operations	—	445,000
Net cash provided by/(used in) operating activities	(670,000)	98,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(22,000)	—
Net cash provided by/(used in) investing activities	(22,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	19,000	—
Net proceeds from issuance of convertible note payable	420,000	—
Net cash provided by/(used in) financing activities	439,000	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(253,000)	98,000
CASH AND CASH EQUIVALENTS, Beginning of period	363,000	1,976,000
CASH AND CASH EQUIVALENTS, End of period	$110,000	$2,074,000

	Quarter Ended March 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$19,000	$—
Income taxes	$(4,000)	$(7,325)

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

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of approximately $40,800,000 at March 31, 2004.

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

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications have been made in order to conform to the March 31, 2004 financial statement presentation.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

The Company recorded compensation expense of zero for the quarters ended March 31, 2004 and 2003 related to the issuance of employee stock options.  The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense from the issuance of employee stock options.

	Quarters Ended March 31,
	2004	2003
Net loss
As reported	$(1,128,000)	$(258,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,450,000)	—
Pro forma	$(2,578,000)	$(258,000)
Loss per share
Basic and diluted EPS as reported	$(0.37)	$(0.57)
Pro forma basic and diluted EPS	$(0.84)	$(0.57)

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for quarters ended March 31, 2004 and 2003 because their effect is anti-dilutive.

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

Quarter Ended March 31, 2003
Revenues	$3,726,000
Cost of Sales	1,599,000
Gross Profit	2,127,000
Operating Expenses	1,481,000
Operating Income	$646,000

NOTE 3 - DISCONTINUED OPERATIONS

On September 4, 2003, the Company closed the previously  reported sale of its remaining  entertainment assets to Echo Bridge, LLC, formerly known as Film Library Acquisition Corp., (the “Purchaser”),  in exchange for the assumption of certain related  liabilities of the Company by the Purchaser and a purchase price of  approximately  $4,750,000.  Of this amount,  $750,000 was deposited in escrow  for a period of two years following  the  closing  of the  transaction, subject  to  potential  claims  by the  Purchaser  against  us for  breaches  of representations  and warranties  contained in the agreement.  The purchase price was determined by arms-length negotiation, and the Company recognized a gain on the sale of $1,644,000 during the year ended December 31, 2003.  In April 2004, the Company settled a majority of the escrow in exchange for $250,000, and has written down the remaining receivable by $100,000 during the quarter ended March 31, 2004

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Work-in-process	$173,000	$104,000
Finished goods	0	119,000
Total	$173,000	$223,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Furniture, fixtures and equipment	$170,000	$858,000
Leasehold improvements	186,000	477,000
	356,000	1,335,000
Less accumulated depreciation	(242,000)	(1,170,000)
Total	$154,000	$165,000

During the quarter ended March 31, 2004, $1,056,000 of fully depreciated fixed assets were written off the Company’s accounting records.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Intangible assets	$730,000	$742,000
Less accumulated amortization	(213,000)	(158,000)
Net intangible assets	$517,000	$584,000

NOTE 7 – CONVERTIBLE NOTE PAYABLE.

On March 3, 2004, the Company entered into a convertible promissory note agreement and a warrant agreement in exchange for gross proceeds of $420,000. The Company has the option to convert the note at any time prior to maturity after the Company closes a qualified financing totaling at least $1,000,000 at a conversion price equal to the per share purchase price in the qualified offering.  The note earns interest at 10% per annum, and the principal and any unpaid interest is due on March 3, 2005.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the note is considered to be interest expense. If a qualified offering occurs during the term of the note, the difference will be recognized in the statement of operations during the period from the date of the qualified offering to the time at which the note first becomes convertible.

The warrant entitles the holder to purchase 9,300 shares of the Company’s common stock at $4.40 per share, and it expires five years from the date of issuance. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $17,000 and will be recognized as interest expense over the period until the notes mature or are converted.  In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the quarter ended March 31, 2004, the Company recognized $1,000 in interest expense related to the accretion of the debt discount.

NOTE 8 – STOCK OPTIONS AND WARRANTS.

During the quarter ended March 31, 2004, the Company granted 286,800 warrants and options to management, board members, employees and consultants.  The weighted average exercise price of the grants during the quarter was $4.15. The vesting periods on these grants range from immediate to 3 years, and the lives range from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of zero, and recognized compensation expense of $67,000 for the quarter ended March 31, 2004.

NOTE 9 – EARNINGS PER SHARE.

The following table sets forth common stock equivalents (potential common stock) for the quarters ended March 31, 2004 and 2003 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended March 31,
	2004	2003
Weighted average common stock equivalents:
Series A Preferred Stock	—	77,000
Series B Preferred Stock	—	181,000
Stock options	641,000	163,000
Warrants	1,066,000	138,000

NOTE 10 – CONCENTRATION OF CREDIT RISK.

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at March 31, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 20%, 10% and 10% of the Company’s revenues for the quarter ended March 31, 2004.  At March 31, 2004, accounts receivable from these customers were 24%, 0% and 13% of total accounts receivable.

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

Critical Accounting Policies

The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements”.

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

For the Quarter Ended March 31, 2004 and 2003

Results From Operations

Revenues

Revenues were $1,343,000 and zero for the quarters ended March 31, 2004 and 2003, respectively.  Revenues consisted of $1,174,000 of product revenues and $169,000 of software support revenues.   The increase in revenue is due to revenues generated by the business acquired in the Trestle acquisition in May 2003.

Cost of Sales

Cost of sales was $599,000 and zero for the quarters ended March 31, 2004 and 2003, respectively.  The increase in cost of sales is due to the increase in operating revenues described above.

Research and Development

Research and development expenses were $412,000 and zero for the quarters ended March 31, 2004 and 2003, respectively.  The increase of $412,000 in research and development expenses results from the acquisition of Trestle.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,479,000 and $414,000 for the quarters ended March 31, 2004 and 2003, respectively, an increase of $1,065,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expense due to our addition of Trestle’s personnel as of the date of acquisition.

Discontinued Operations

Income/(Loss) from discontinued operations was zero and $349,000 in the quarters ended March 31, 2004 and 2003, respectively.   The decrease of $349,000 can be principally attributed the sale of the PM Entertainment Library in September 2003.

Liquidity and Capital Resources

Net cash (used in)/provided by operating activities was $(670,000) and $98,000 in the quarter ended March 31, 2004 and 2003, respectively.  The increase of $768,000 in cash used by operating activities was primarily due to operating expenses from the Trestle business.  Prior to the Trestle Acquisition, we were a licensor of filmed entertainment with few employees.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $40,800,000 at March 31, 2004.  Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  Management anticipates that our existing cash and cash equivalents will be sufficient to fund our operations through May 2004.  However, to continue our operations beyond that date, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations.  There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.  Please see the section below entitled “Risks Related to Our Future Operations.”

Net cash used in investing activities was $22,000 and zero in the quarter ended March 31, 2004 and 2003, respectively.  Investing activities in the quarter ended March 31, 2004 resulted from the purchase of fixed assets.

Cash used in financing activities was $439,000 and zero in the quarter ended March 31, 2004 and 2003, respectively.  On March 3, 2004, the Company raised $420,000 pursuant to a bridge financing agreement with Zaykowski Partners, LP to meet its short-term operating cash needs.  Under this agreement, the company issued a convertible promissory note in the principal amount of $420,000, which is secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock at $4.40 per share.  The promissory note bears interest at the rate of ten percent per annum payable in six month increments and matures on March 3, 2005.

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

Our Auditors Have Expressed a Going Concern Opinion.  The Company’s independent auditors discussed in their report the Company’s ability to continue as a going concern in our Annual Report on Form 10-KSB. They include a statement that: “as discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  If we fail to produce any material revenues for the Company or operate on a profitable basis, the Company may be required to seek additional sources of financing, including equity or debt financing.  However, there can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, in which event, the Company may be forced to cease operations.  You are encouraged to read the financial statements included in our Annual Report on Form 10-KSB.

ITEM 3 – CONTROLS AND PROCEDURES

As of March 31, 2004, the end of the period covered by this report, members of the Company’s management, including the Company’s Interim President, Crosby Haffner, and  Chief Financial Officer, Gary Freeman, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Haffner and Mr. Freeman believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

PART II - OTHER INFORMATION

ITEM 1.	–	Legal Proceedings
The Company is not currently involved in any material legal proceedings.
ITEM 2.	–	Changes in Securities and Use of Proceeds
Not Applicable.
ITEM 3.		Defaults Upon Senior Securities
Not applicable.
ITEM 4.		Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5.		Other Information
Not Applicable.
ITEM 6.		Exhibits and Reports and Form 8-K
(a) -		31.1	Certificate of Crosby Haffner, Interim President of Trestle Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

		31.2	Certificate of Gary Freeman, Chief Financial Officer of Trestle Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1

Certificate of Crosby Haffner and Gary Freeman, Interim President, and Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b) -		The Company filed a current report on Form 8-K on March 3, 2004, announcing that the United States Army purchased three additional MedMicro products.

The Company filed a current report on Form 8-K on February 23, 2004, announcing that Maine Health Alliance (MHA) has purchased eight additional MedReach systems.

The Company filed a current report on Form 8-K on February 5, 2004, announcing the Company installed an additional MedMicro™ telepathology product at the Pfizer research center in St. Louis, MO.

The Company filed a current report on Form 8-K on January 22, 2004, announcing the Company has entered into a nonexclusive distribution agreement with Mikron Instruments, Inc.

The Company filed a current report on Form 8-K on January 15, 2004, announcing the Company has installed its telemedicine product, MedReach, at the Department of Pediatrics of the University of Louisville School of Medicine.

The Company filed a current report on Form 8-K on January 8, 2004, announcing the purchase and installation of its MedMicro telepathology product by Bostwick Laboratories.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: May 14, 2004	/s/ Gary Freeman
Name: Gary Freeman
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Crosby Haffner, Interim President of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Gary Freeman, Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Crosby Haffner and Gary Freeman, Interim President, and Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.