Form 10QSB
period 2004-06-30
TRESTLE HOLDINGS INC
filed 2004-08-16
CIK 904350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2004
Common Stock, $.001 par value	5,330,197

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,489,000	$363,000
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $6,000 at June 30, 2004 and December 31, 2003, respectively	984,000	505,000
Inventory	214,000	223,000
Prepaid expenses and other current assets	84,000	350,000
TOTAL CURRENT ASSETS	3,771,000	1,441,000
Other assets	802,000	758,000
Fixed assets, net of accumulated depreciation of $275,000 and $1,170,000 at June 30, 2004 and December 31, 2003, respectively	122,000	165,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $273,000 and $158,000 at June 30, 2004 and December 31, 2003, respectively	457,000	584,000
TOTAL ASSETS	$6,666,000	$4,462,000

See accompanying notes to consolidated financial statements.

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,634,000	$1,068,000
Convertible note payable, net of unamortized debt discount of $280,000	140,000	—
Deferred revenue	317,000	554,000

TOTAL CURRENT LIABILITIES	2,091,000	1,622,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 3,063,000 and 3,033,000 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3,000	3,000
Additional paid in capital	43,716,000	43,019,000
Committed common stock	3,070,000	—
Deferred stock compensation	(187,000)	(486,000)
Accumulated deficit	(42,027,000)	(39,696,000)
Total stockholders’ equity	4,575,000	2,840,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,666,000	$4,462,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Product	$1,252,000	$55,000	$2,426,000	$55,000
Software support	123,000	57,000	292,000	57,000
Total revenues	1,375,000	112,000	2,718,000	112,000
COST OF SALES	606,000	25,000	1,205,000	25,000
GROSS PROFIT	769,000	87,000	1,513,000	87,000
OPERATING EXPENSES
Research and development	485,000	—	897,000	—
Selling, general and administrative expenses	1,618,000	710,000	3,097,000	1,012,000
Total operating expenses	2,103,000	710,000	3,994,000	1,012,000
LOSS FROM OPERATIONS	(1,334,000)	(623,000)	(2,481,000)	(925,000)
Interest income/(expense) and other, net	132,000	—	150,000	—
LOSS FROM CONTINUING OPERATIONS	(1,203,000)	(623,000)	(2,331,000)	(925,000)
Income / (Loss) from discontinued operations	—	6,000	—	356,000
NET LOSS	(1,203,000)	(617,000)	(2,331,000)	(569,000)
Preferred stock dividends	—	(311,000)	—	(616,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,203,000)	$(928,000)	$(2,331,000)	$(1,185,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS—Basic and diluted	$(0.39)	$(1.37)	$(0.76)	$(2.03)
Discontinued operations	—	0.01	—	0.78
Preferred stock dividends	—	(0.68)	—	(1.35)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.39)	$(2.04)	$(0.76)	$(2.60)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	3,081,000	455,000	3,072,000	455,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,331,000)	$(925,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	186,000	56,000
Provision for doubtful accounts	9,000	—
Interest on fixed conversion features	140,000	—
Deferred stock compensation	557,000	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(488,000)	(292,000)
Inventory	9,000	(21,000)
Prepaid expenses and other assets	222,000	(8,000)
Accounts payable and accrued expenses	566,000	(39,000)
Deferred revenue	(237,000)	252,000
Net cash provided by/(used in) continuing operations	(1,367,000)	(977,000)
Net cash provided by/(used in) discontinued operations	—	1,064,000
Net cash provided by/(used in) operating activities	(1,367,000)	87,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(16,000)	(10,000)
Costs related to the sale of film library	—	(113,000)
Cash paid for acquisition of net assets of Trestle	—	(1,175,000)
Net cash provided by/(used in) investing activities	(16,000)	(1,298,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	19,000	—
Net proceeds from committed common stock	3,070,000
Net proceeds from issuance of convertible note payable	420,000	—
Net cash provided by/(used in) financing activities	3,509,000	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,126,000	(1,211,000)
CASH AND CASH EQUIVALENTS, Beginning of period	363,000	1,976,000
CASH AND CASH EQUIVALENTS, End of period	$2,489,000	$765,000

	Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(6,000)	$—
Income taxes	$(9,000)	$(11,000)

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

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and had an accumulated deficit of approximately $42,027,000 at June 30, 2004.

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

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications have been made in order to conform to the June 30, 2004 financial statement presentation.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

The Company recorded compensation expense of zero for the quarters ended June 30, 2004 and 2003 related to the issuance of employee stock options.  The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense from the issuance of employee stock options.

	Quarters Ended June 30,		Six Months Ended,
	2004	2003	2004	2003
Net loss
As reported	$(1,203,000)	$(928,000)	$(2,331,000)	$(4,848,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(75,000,)	—	(124,000)	—
Pro forma	$(1,278,000)	$(928,000)	$(2,455,000)	$(4,848,000)
Loss per share
Basic and diluted EPS as reported	$(0.35)	$(2.04)	$(0.72)	$(2.60)
Pro forma basic and diluted EPS	$(0.42)	$(2.04)	$(0.80)	$(2.60)

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the quarters ended June 30, 2004 and 2003 because their effect is anti-dilutive.

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

NOTE 2 – ACQUISITION OF TRESTLE

On May 20, 2003, the Company, by and through its wholly-owned subsidiary, Trestle Acquisition Corp., purchased substantially all of the assets of Old Trestle and certain assets of Med and two of Med’s non-debtor subsidiaries (together with Old Trestle and Med, the “Sellers”).  Old Trestle’s business was historically in the telepathology and telemedicine industries.  Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $1,250,000 in cash, $100,000 of which was previously deposited in escrow as an earnest money deposit, and assumed certain liabilities of Old Trestle.  Additionally, as additional compensation for their respective consulting services, we issued to a director, and one of our former Co-Presidents, warrants to purchase a number of shares of our Common Stock equal to 2.5% and 1%, respectively, of our issued and outstanding Common Stock each at an exercise price of $1.00 per share.  These warrants are subject to anti-dilution provisions relating to the Corporate Reorganization.  This former Co-President also received a lump sum payment of $50,000 on the close of this transaction.  In addition, the Company entered into employment agreements with Old Trestle’s President and its Chief Science Officer each for terms of three years at a salary of $200,000 per year.  Under these employment agreements the executives are entitled to bonuses under certain performance criteria and were granted stock options equal to five percent of the fully diluted outstanding shares of the Company’s common stock on the date of grant.  On October 31, 2003, Old Trestle’s President entered into a consulting agreement under which he resigned from his position as President and received 50,000 warrants and monthly consulting fee totaling $200,000 paid in twelve

equal monthly installments over twelve months.   During the second quarter the remaining amount of $173,666.66 owed to Old Trestle’s President was fully discharged with a payment of $90,000.

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

	Quarter Ended June 30, 2003	Six Months Ended June 30, 2003
Revenues	$224,000	$3,950,000
Cost of Sales	71,000	1,670,000
Gross Profit	153,000	2,280,000
Operating Expenses	1,365,000	3,269,000
Operating Loss	$(1,212,000)	$(989,000)

NOTE 3 - DISCONTINUED OPERATIONS

On September 4, 2003, the Company closed the previously  reported sale of its remaining  entertainment assets to Echo Bridge, LLC, formerly known as Film Library Acquisition Corp. (the “Purchaser”),  in exchange for the assumption of certain related  liabilities of the Company by the Purchaser and a purchase price of  approximately  $4,750,000.  Of this amount,  $750,000 was deposited in escrow  for a period of two years following  the  closing  of the  transaction, subject  to  potential  claims  by the  Purchaser  against  us for  breaches  of representations  and warranties  contained in the agreement.  The purchase price was determined by arms-length negotiation, and the Company recognized a gain on the sale of $1,644,000 during the year ended December 31, 2003.  In April 2004, the Company settled a majority of the escrow in exchange for $250,000, and has written down the remaining receivable by $100,000 during the quarter ended March 31, 2004

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(Unaudited)
Work-in-process	$156,000	$104,000
Finished goods	58,000	119,000
Total	$214,000	$223,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(Unaudited)
Furniture, fixtures and equipment	$171,000	$858,000
Leasehold improvements	226,000	477,000
	397,000	1,335,000
Less accumulated depreciation	(275,000)	(1,170,000)
Total	$122,000	$165,000

During the quarter ended March 31, 2004, $1,056,000 of fully depreciated fixed assets were written off the Company’s accounting records.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(Unaudited)
Intangible assets	$730,000	$742,000
Less accumulated amortization	(273,000)	(158,000)
Net intangible assets	$457,000	$584,000

NOTE 7 – CONVERTIBLE NOTE PAYABLE.

On March 3, 2004, the Company entered into a convertible promissory note agreement and a warrant agreement in exchange for gross proceeds of $420,000. The Company had the option to convert the note at any time prior to maturity after the Company closes a qualified financing totaling at least $1,000,000 at a conversion price equal to the per unit purchase price in the qualified offering.  The note earns interest at 10% per annum, and the principal and any unpaid interest is due on March 3, 2005.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the note is considered to be interest expense. If a qualified offering occurs during the term of the note, the difference will be recognized in the statement of operations during the period from the date of the qualified offering to the time at which the note matures.  In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

The warrant entitles the holder to purchase 9,300 shares of the Company’s common stock at $4.40 per share, and it expires five years from the date of issuance. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $17,000 and will be recognized as interest expense over the period until the notes mature or are converted.  During the quarter ended June 30, 2004, the Company recognized $6,000 in interest expense related to the accretion of the debt discount.

During the quarter ended June 30, 2004, the Company completed the first tranche of $3,070,000 of a private placement at an offering price of $2.00 per unit.  The difference between the conversion price of $2.00 and the Company’s stock price on the date of issuance of the note was calculated to be $403,000.  The Company recognized $134,000 in interest expense during the quarter ended June 30, 2004.  The remaining $269,000 was recognized as interest expense on July 15, 2004 when the note was converted into common stock.

On July 15, 2004, the note was converted into 220,000 shares of common stock based on the original note plus accrued interest of $20,000 and warrants to purchase 110,000 shares of common stock at an exercise price of $2.00 per share.

NOTE 8 – STOCK OPTIONS AND WARRANTS.

During the quarter ended June 30, 2004, the Company granted 1,280,125 warrants and options to investors, management, board members, employees and consultants.  The weighted average exercise price of the grants during the quarter was $2.17. The vesting periods on these grants range from immediate to 3 years, with expiration dates ranging from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $258,000, and recognized compensation expense of $490,000 for the quarter ended June 30, 2004.

NOTE 9 – EARNINGS PER SHARE.

The following table sets forth common stock equivalents (potential common stock) for the quarters ended June 30, 2004 and 2003 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common stock equivalents:
Series A Preferred Stock	—	77,000	—	77,000
Series B Preferred Stock	—	181,000	—	181,000
Stock options	800,000	163,000	717,000	163,000
Warrants	1,141,000	190,000	1,104,000	164,000

NOTE 10 – CONCENTRATION OF CREDIT RISK.

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at June 30, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 16%, 9% and 8% of the Company’s revenues for the quarter ended June 30, 2004.  At June 30, 2004, accounts receivable from these customers were 3%, 11% and 10% of total accounts receivable.

NOTE 11 – SUBSEQUENT EVENTS.

During the quarter ended June 30, 2004, the Company completed the first tranche of $3,070,000 of a private placement for $2.00 per unit.  Each unit consisted of one share of the company’s common stock and a warrant to purchase one half-share of the company’s common stock at an exercise price of $2.00. The warrant vests immediately and expires three years form the date of issuance.  Subsequent to the end of the quarter ended June 30, 2004, the Company closed additional financings of $1,464,000, bringing the total net amount of capital raised to $4,534,000.  Included in the subsequent round was the $440,000 conversion of the convertible note (discussed above).

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

Recent Developments for the Company

Overview

Trestle Holdings (Delaware), Inc. (“Trestle Holdings” or “Company”), through its wholly owned subsidiary, Trestle Acquisition Corp. (“Trestle”), develops and sells digital imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.  Trestle’s digital imaging products - provide a digital platform to share, store, and analyze tissue images.  Trestle’s telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

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

For the Quarter Ended June 30, 2004 and 2003

Results From Operations

Revenues

Revenues were $1,375,000 and $112,000 for the quarters ended June 30, 2004 and 2003, respectively.  Revenues for the quarters ended June 30, 2004 and 2003 consisted of $1,252,000 and $55,000 for product sales and $123,000 and $57,000 for software support, respectively.   The increase in revenue is primarily due to revenues generated by the acquisition of Old Trestle in May 2003.

Cost of Sales

Cost of sales was $606,000 and $25,000 for the quarters ended June 30, 2004 and 2003, respectively.  The increase in cost of sales is due to the increase in operating revenues described above.

Research and Development

Research and development expenses were $485,000 and zero for the quarters ended June 30, 2004 and 2003, respectively.  The increase of $485,000 in research and development expenses results from the acquisition of Old Trestle during the quarter ended June 30, 2003.  We expect research and development expenses will increase as we develop additional products and improve existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,618,000 and $710,000 for the quarters ended June 30, 2004 and 2003, respectively, an increase of $908,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expense due to our addition of Old Trestle’s personnel as of the date of acquisition.

Interest Income, Interest Expense and Other

Interest income, interest expense and other, net was $132,000 and zero for the quarters ended June 30, 2004 and 2003, respectively, an increase of $132,000.  The increase is principally attributed to the interest from the beneficial conversion feature of the convertible note, offset by the gain from forgiveness of debt and subleasing of property.

Discontinued Operations

Income / (Loss) from discontinued operations was zero and $6,000 in the quarters ended June 30, 2004 and 2003, respectively.   The decrease of $6,000 can be principally attributed the sale of the PM Entertainment Library in September 2003.

For the Six Months Ended June 30, 2004 and 2003

Results From Operations

Revenues

Revenues were $2,718,000 and $112,000 for the six months ended June 30, 2004 and 2003, respectively.  Revenues for the six months ended June 30, 2004 and 2003 consisted of $2,426,000 and $55,000 for product sales and $292,000 and $57,000 for software support, respectively.   The increase in revenue is primarily due to revenues generated by the acquisition of Old Trestle in May 2003.

Cost of Sales

Cost of sales was $1,205,000 and $25,000 for the six months ended June 30, 2004 and 2003, respectively.  The increase in cost of sales is due to the increase in operating revenues described above.

Research and Development

Research and development expenses were $897,000 and zero for the six months ended June 30, 2004 and 2003, respectively.  The increase of $412,000 in research and development expenses results from the acquisition of Old Trestle.  We expect research and development expenses will increase as we develop additional products and improve existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,097,000 and $1,012,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of $2,085,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expense due to our addition of Old Trestle’s personnel as of the date of acquisition.

Interest Income, Interest Expense and Other

Interest income, interest expense and other, net was $150,000 and zero for the six months ended June 30, 2004 and 2003, respectively, an increase of $150,000.  The increase is principally attributed to the interest from the beneficial conversion feature of the convertible note, offset by gain from forgiveness of debt and income from subleasing of property.

Discontinued Operations

Income/(Loss) from discontinued operations was zero and $356,000 in the six months ended June 30, 2004 and 2003, respectively.   The decrease of $356,000 can be principally attributed the sale of the PM Entertainment Library in September 2003.

Liquidity and Capital Resources

Net cash (used in)/provided by operating activities was $(1,367,000) and $87,000 in the six months ended June 30, 2004 and 2003, respectively.  The increase of $1,454,000 in cash used by operating activities was primarily due to operating expenses from the Trestle business.  Prior to the Trestle Acquisition, we were a licensor of filmed entertainment with few employees.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $42,027,000 at June 30, 2004.  Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  To continue our operations, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations.  There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company.  If we are unable to obtain adequate funds if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.  Please see the section below entitled “Risks Related to Our Future Operations.”

Net cash used in investing activities was $16,000 and $1,298,000 for the six months ended June 30, 2004 and 2003, respectively.  Investing activities in the quarter ended June 30, 2004 resulted from the purchase of fixed assets.  Investing activities in 2003 principally resulted from the purchase of substantially all of the assets of Old Trestle during May 2003.

Cash provided by financing activities was $3,509,000 and zero for the six months ended June 30, 2004 and 2003, respectively.  On March 3, 2004, the Company raised $420,000 pursuant to a bridge financing agreement with Zaykowski Partners, LP to meet its short-term operating cash needs.  Under this agreement, the company issued a convertible promissory note in the principal amount of $420,000, which is secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock at $4.40 per share.  The promissory note bears interest at the rate of ten percent per annum payable in six month increments and matures on March 3, 2005.

During the six months ended June 30, 2004, we sold 1,035,000 units in a private placement resulting in net proceeds of $3,070,000.  Each unit consisted of one share of common stock and a warrant to purchase one half share of common stock for $2.00 per share.  Subsequent to the end of the quarter ended June 30, 2004, the Company closed additional financing of $1,464,000, bringing the total net amount of capital raised to $4,534,000.  Included in the subsequent round was the $440,000 conversion of the convertible note (discussed above).  On June 30, 2004, the convertible note was carried as a current liability.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Risks Related to Our Future Operations

The following factors could impact our business, consolidated financial position, results of operations or cash flows, and cause results to differ from our expectations.  As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Uncertainty of Market Acceptance and Product Development.   The market for our technology is a relatively new.  Our success will depend upon the market acceptance of our various products.  This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation.  Potential customers may be reluctant or slow to adopt changes or new ways of performing processes.  There can be no assurance that our current or future products will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

In addition, our products require continuing improvement and development.  Some of our products, whether in the market or in development, may not succeed or succeed as intended.   As a result, we may need to change our product offerings, discontinue certain products or pursue alternative product strategies.   There can be no assurance that the Company will be able to successfully improve its current products or the Company will continue to develop or market some of its products.

Our initial MedScan product, while achieving its target performance, is more costly to manufacture than anticipated.  We are exploring various alternatives to reduce the cost, including outsourcing manufacturing and third party alternatives.  In the meantime, we have refocused our development effort towards a next generation, lower cost version of a slide scanning technology that can leverage the existing hardware platform contained in our MedMicro product.  However, there can be no assurances that we will be successful in developing this product at the target price and level of performance that would be acceptable to the market place.

Uncertainty of Future Results and Fluctuations in Operating Results.  We have a history of incurring losses from operations.  As of March 31, 2004, we had an accumulated deficit of approximately $42,027,000.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services.  These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities.  Such costs and expenses could prevent us from achieving or maintaining profitability in future periods.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

FDA Regulation.  Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration (“FDA”).  The FDA categorizes medical devices into three classes.  Class I devices (“general controls”) are generally exempt from FDA premarket notification or approval requirements.  The Company believes that Medical Image Storage Devices and Medical Image Communication Devices that do not utilize irretrievable compression would be classified into Class I and be exempted from premarket notification or approval.  Additionally, software devices in which “competent human intervention” occurs before the results of any data is applied to human care are also generally exempt from notification.  Both Picture Archiving and Communications Systems (“PACS”), primarily used in teleradiology, and competing telepathology applications, have been widely marketed under these exemptions.

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

Product Liability.  Use of our products in anatomic pathology could expose us to liability.  Malfunctions in the software could result in claims against us.  Although we are not aware of any claims in the industry made pertaining to telemicroscopy, there can be no assurances that such claims will not arise in the future. Currently, the Company does not carry product liability insurance; however, the Company is currently working to obtain insurance to protect against such claims.  However, there can be no assurances that such coverage would be adequate to provide for any claims that may arise against us.  Even in the event that claims are made unsuccessfully, our business may be adversely affected by expenditure of personnel time and legal costs.  In addition, it can not be assured of the availability of commercially reasonable rates for such liability insurance.

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

Finally, some of the trademarks used in marketing our products are based on common-law usage.  As such we may, at some time in the future, be forced to abandon to use of such trademarks.

Management.  Trestle’s future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel.  We face intense competition for all such personnel, and we may not be able to attract and retain these individuals.  Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business.  In addition, employees may leave our company and subsequently compete against us.  Our key employees include Michael Doherty, our Chairman, and Jack Zeineh, MD, our Chief Scientific Officer, Maurizio Vecchione, our Chief Executive Officer, Barry Hall, our President an Chief Financial Officer, and Steve Barbee our Vice President of Operations.

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

ITEM 3 – CONTROLS AND PROCEDURES

As of June 30, 2004, the end of the period covered by this report, members of the Company’s management, including the Company’s  Chief Executive Officer, Maurizio Vecchione, and  President/Chief Financial Officer, Barry Hall, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Vecchione and Mr. Hall believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls, known to Mr. Vecchione or Mr. Hall, after the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.	–	Legal Proceedings
The Company is not currently involved in any material legal proceedings.
ITEM 2.	–	Changes in Securities and Use of Proceeds

The Company completed a private placement of common stock and warrants on July 31, 2004, raising $4,534,000.  Proceeds from the offering will be used to support further development of Trestle’s products and services, provide growth resources to expand Trestle’s customer base, and for general working capital.

ITEM 3.		Defaults Upon Senior Securities
Not applicable.
ITEM 4.		Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5.		Other Information
Not Applicable.
ITEM 6.		Exhibits and Reports and Form 8-K
(a)		31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certificate of Barry Hall, President and Chief Financial Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		The Company filed a current report on Form 8-K on June 25, 2004, announcing the completion of the first tranche of a $3 million private placement.

The Company filed a current report on Form 8-K on June 1, 2004, announcing that Harborview Medical Center has purchased MedMicro™.

The Company filed a current report on Form 8-K on May 19, 2004, announcing the Company retained Synthetica, LTD under a consulting contract for the period commencing May 18, 2004 through July 15, 2004 and Maurizio Vecchione and Barry Hall have entered into employment agreements with the Company, which are conditional upon a successful financing of the Company of at least $3 million by July 15, 2004.

The Company filed a current report on Form 8-K on May 17, 2004, announcing its financial results for the first quarter ended March 31, 2004.

The Company filed a current report on Form 8-K on April 14, 2004, announcing that the University of Michigan Health System (UMHS) has purchased the Company’s live microscopy product, MedMicro™, with the Company’s integrated grossing station.

The Company filed a current report on Form 8-K on April 14, 2004, updating its description of its digital imaging products.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: August 16, 2004	/s/ BARRY HALL
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.