Form 10QSB
period 2004-09-30
TRESTLE HOLDINGS INC
filed 2004-11-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2004
Common Stock, $.001 par value	5,300,197

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$901,000	$363,000
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $6,000 at September 30, 2004 and December 31, 2003, respectively	759,000	505,000
Inventory	949,000	223,000
Prepaid expenses and other current assets	70,000	350,000
TOTAL CURRENT ASSETS	2,679,000	1,441,000
Other assets	238,000	758,000
Fixed assets, net of accumulated depreciation of $307,000 and $1,170,000 at September 30, 2004 and December 31, 2003, respectively	101,000	165,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $334,000 and $158,000 at September 30, 2004 and December 31, 2003, respectively	396,000	584,000
TOTAL ASSETS	$4,928,000	$4,462,000

See accompanying notes to consolidated financial statements.

	September 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,000,000	$1,068,000
Deferred revenue	336,000	554,000

TOTAL CURRENT LIABILITIES	1,336,000	1,622,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 5,228,000 and 3,033,000 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5,000	3,000
Additional paid in capital	47,611,000	43,019,000
Subscription receivable	(165,000)	—
Deferred stock compensation	(91,000)	(486,000)
Accumulated deficit	(43,768,000)	(39,696,000)
Total stockholders’ equity	3,592,000	2,840,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,928,000	$4,462,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Product	$720,000	$567,000	$3,146,000	$622,000
Software support	85,000	199,000	377,000	256,000
Total revenues	805,000	766,000	3,523,000	878,000
COST OF SALES	368,000	248,000	1,573,000	273,000
GROSS PROFIT	437,000	518,000	1,950,000	605,000
OPERATING EXPENSES
Research and development	421,000	449,000	1,318,000	615,000
Selling, general and administrative expenses	1,526,000	1,218,000	4,623,000	2,064,000
Total operating expenses	1,947,000	1,667,000	5,941,000	2,679,000
LOSS FROM OPERATIONS	(1,510,000)	(1,149,000)	(3,991,000)	(2,074,000)
Interest income/(expense) and other, net	(231,000)	—	(81,000)	—
LOSS FROM CONTINUING OPERATIONS	(1,741,000)	(1,149,000)	(4,072,000)	(2,074,000)
Income / (Loss) from discontinued operations	—	1,506,000	—	1,861,000
NET INCOME/(LOSS)	(1,741,000)	357,000	(4,072,000)	(213,000)
Preferred stock dividends	—	(211,000)	—	(827,000)
NET GAIN/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(1,741,000)	$146,000	$(4,072,000)	$(1,040,000)

BASIC GAIN/(LOSS) PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS	$(0.34)	$(0.87)	$(1.09)	$(2.80)
Discontinued operations	—	1.15	—	2.51
Preferred stock dividends	—	(0.16)	—	(1.12)
NET GAIN/(LOSS) PER SHARE OF COMMON STOCK—Basic	$(0.34)	$0.12	$(1.09)	$(1.41)

DILUTED GAIN/(LOSS) PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS	$(0.34)	$(0.87)	$(1.09)	$(2.80)
Discontinued operations	—	1.14	—	2.51
Preferred stock dividends	—	(0.16)	—	(1.12)
NET GAIN/(LOSS) PER SHARE OF COMMON STOCK—Diluted	$(0.34)	$0.11	$(1.09)	$(1.41)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	5,066,000	1,314,000	3,737,000	741,000

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	5,066,000	1,323,000	3,737,000	741,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(4,072,000)	$(2,074,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	279,000	136,000
Provision for doubtful accounts	18,000	—
Interest on fixed conversion features	440,000	—
Deferred stock compensation	650,000	176,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(272,000)	(299,000)
Inventory	(726,000)	(161,000)
Prepaid expenses and other assets	800,000	(122,000)
Accounts payable and accrued expenses	(68,000)	(3,000)
Deferred revenue	(218,000)	(91,000)
Net cash provided by/(used in) continuing operations	(3,169,000)	(2,438,000)
Net cash provided by/(used in) discontinued operations	—	1,080,000
Net cash provided by/(used in) operating activities	(3,169,000)	(1,358,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(27,000)	(44,000)
Costs related to the sale of film library	—	4,221,000
Cash paid for acquisition of net assets of Trestle	—	(1,175,000)
Net cash provided by/(used in) investing activities	(27,000)	3,002,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	19,000	—
Offering costs on issuance of common stock	(574,000)	—
Net proceeds from common stock	3,869,000	—
Net proceeds from issuance and conversion of convertible note	420,000	—
Net cash provided by/(used in) financing activities	3,734,000	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	538,000	(229,000)
CASH AND CASH EQUIVALENTS, Beginning of period	363,000	2,043,000
CASH AND CASH EQUIVALENTS, End of period	$901,000	$1,814,000

	Nine Months Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(30,000)	$—
Income taxes	$(9,000)	$(11,000)

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

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and had an accumulated deficit of approximately $43,768,000 at September 30, 2004.

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

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the September 30, 2004 financial statement presentation. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

The Company recorded compensation expense of zero for the quarters ended September 30, 2004 and 2003 related to the issuance of employee stock options. The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense from the issuance of employee stock options.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss
As reported	$(1,741,000)	$146,000	$(4,072,000)	$(1,040,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(339,000)	—	(463,000)	—
Pro forma	$(2,080,000)	$146,000	$(4,535,000)	$(1,040,000)
Loss per share
Basic and diluted EPS as reported	$(0.34)	$0.11	$(1.09)	$(1.41)
Pro forma basic and diluted EPS	$(0.41)	$0.11	$(1.21)	$(1.41)

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the quarters ended September 30, 2004 and 2003 because their effect is anti-dilutive.

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

Financial Instruments —The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

NOTE 2 - ACQUISITION OF TRESTLE

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

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Work-in-process	$595,000	$104,000
Finished goods	354,000	119,000
Total	$949,000	$223,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
	(Unaudited)
Furniture, fixtures and equipment	$181,000	$858,000
Leasehold improvements	227,000	477,000
	408,000	1,335,000
Less accumulated depreciation	(307,000)	(1,170,000)
Total	$101,000	$165,000

During the quarter ended March 31, 2004, $1,056,000 of fully depreciated fixed assets were written off the Company’s accounting records.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
	(Unaudited)
Intangible assets	$730,000	$742,000
Less accumulated amortization	(334,000)	(158,000)
Net intangible assets	$396,000	$584,000

NOTE 7 - CONVERTIBLE NOTE PAYABLE

On July 15, 2004, the Company converted a note into 220,000 shares of common stock based on the original note plus accrued interest of $20,000 and warrants to purchase 110,000 shares of common stock at an exercise price of $2.00 per share.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the note is considered to be interest expense. If a qualified offering occurs during the term of the note, the difference will be recognized in the statement of operations during the period from the date of the qualified offering to the time at which the note matures. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

During the quarter ended June 30, 2004, the Company completed the first tranche of $3,070,000 of a private placement at an offering price of $2.00 per unit.  The difference between the conversion price of $2.00 and the Company's stock price on the date of issuance of the note was calculated to be $403,000.  The Company recognized $134,000 in interest expense during the quarter ended June 30, 2004.  The remaining $269,000 was recognized as interest expense on July 15, 2004 when the note was converted into common stock.

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the quarter ended September 30, 2004, the Company granted 443,000 warrants and options to investors, management, board members, employees and consultants.  The weighted average exercise price of the grants during the quarter was $2.11. The vesting periods on these grants range from immediate to 3 years, with expiration dates ranging from 3 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $19,000, and recognized compensation expense of $81,000 for the quarter ended September 30, 2004.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended September 30, 2004 and 2003 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common stock equivalents:
Stock options	1,051,000	303,000	828,000	163,000
Warrants	2,199,000	353,000	1,469,000	227,000

NOTE 10 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at September 30, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 16%, 13% and 10% of the Company’s revenues for the quarter ended September 30, 2004. At September 30, 2004, accounts receivable from these customers were 14%, 0% and 10% of total accounts receivable.

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

For the Quarter Ended September 30, 2004 and 2003

Results of Operations

Revenues

Revenues were $805,000 and $766,000 for the quarters ended September 30, 2004 and 2003, respectively. Revenues for the quarters ended September 30, 2004 and 2003 consisted of $720,000 and $567,000 for product sales and $85,000 and $199,000 for software support, respectively. The increase in revenue is primarily due to revenue growth from MedMicro sales.

Cost of Sales

Cost of sales was $368,000 and $248,000 for the quarters ended September 30, 2004 and 2003, respectively. The increase in cost of sales is due to the increase in operating revenues described above.

Research and Development

Research and development expenses were $421,000 and $449,000 for the quarters ended September 30, 2004 and 2003, respectively. The decrease of $28,000 in research and development expenses results from typical quarter to quarter fluctuation. We expect research and development expenses will increase in the future as we develop additional products and improve existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,526,000 and $1,218,000 for the quarters ended September 30, 2004 and 2003, respectively, an increase of $308,000. The increase in selling, general and administrative expenses is principally attributed to a bonus paid to our Chairman, Michael Doherty and stock compensation expense.

Interest Income, Interest Expense and Other

Interest income/(expense) and other, net was ($231,000) and zero for the quarters ended September 30, 2004 and 2003, respectively, an increase in expense of $231,000. The increase is principally attributed to the interest from the beneficial conversion feature of the convertible note, offset by the gain from forgiveness of debt and subleasing of property.

Discontinued Operations

Income / (Loss) from discontinued operations was zero and $1,506,000 in the quarters ended September 30, 2004 and 2003, respectively. The decrease of $1,506,000 can be principally attributed the sale of the PM Entertainment Library in September 2003.

For the Nine Months Ended September 30, 2004 and 2003

Results of Operations

Revenues

Revenues were $3,523,000 and $878,000 for the nine months ended September 30, 2004 and 2003, respectively. Revenues for the nine months ended September 30, 2004 and 2003 consisted of $3,146,000 and $622,000 for product sales and $377,000 and $256,000 for software support, respectively. The increase in revenue is primarily due to revenues generated by the acquisition of Old Trestle in May 2003.

Cost of Sales

Cost of sales was $1,573,000 and $273,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in cost of sales is due to the increase in operating revenues described above.

Research and Development

Research and development expenses were $1,318,000 and $615,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase of $703,000 in research and development expenses results from the acquisition of Old Trestle. We expect research and development expenses will increase as we develop additional products and improve existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,623,000 and $2,064,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of $2,559,000. The increase in selling, general and administrative expenses is principally attributed to an increase in compensation expense due to our addition of Old Trestle’s personnel as of the date of acquisition.

Interest Income, Interest Expense and Other

Interest income/(expense) and other, net was ($81,000) and zero for the nine months ended September 30, 2004 and 2003, respectively, an increase in expense of $81,000. The increase is principally attributed to the interest from the beneficial conversion feature of the convertible note, offset by gain from forgiveness of debt and income from subleasing of property.

Discontinued Operations

Income/(loss) from discontinued operations was zero and $1,861,000 in the nine months ended September 30, 2004 and 2003, respectively. The decrease of $1,861,000 can be principally attributed the sale of the PM Entertainment Library in September 2003.

Liquidity and Capital Resources

Net cash provided by/(used in) operating activities was $(3,169,000) and ($1,358,000) in the nine months ended September 30, 2004 and 2003, respectively.  The increase of $1,811,000 in cash used by operating activities was primarily due to operating expenses from the Trestle business. Prior to the Trestle Acquisition, we were a licensor of filmed entertainment with few employees.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $43,768,000 at September 30, 2004. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If we are unable to obtain adequate funds if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced. Please see the section below entitled “Risks Related to Our Future Operations.”

Net cash provided by/(used in) used in investing activities was ($27,000) and $3,002,000 for the nine months ended September 30, 2004 and 2003, respectively. Investing activities for the nine months ended September 30, 2004 resulted from the purchase of fixed assets. Investing activities in 2003 principally resulted from the purchase of substantially all of the assets of Old Trestle during May 2003 and the sale of the film library in September 2003.

Cash provided by financing activities was $3,734,000 and zero for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we sold 2,237,000 units in a private placement resulting in proceeds $3,806,000 which are net of private placement costs. Each unit consisted of one share of common stock and a warrant to purchase one half share of common stock exercisable at $2.00 per share. Subsequent to the end of the quarter ended September 30, 2004, the Company received the remaining $165,000 for the subscription receivable. Included in the subsequent round was the $440,000 conversion of the convertible note discussed in the following sentence. During March 2004, the Company issued a convertible promissory note in the principal amount of $420,000, which is secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock at $4.40 per share.

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

Uncertainty of Future Results and Fluctuations in Operating Results. We have a history of incurring losses from operations. As of September 30, 2004, we had an accumulated deficit of approximately $43,768,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2004, the end of the period covered by this report, members of the Company’s management, including the Company’s Chief Executive Officer, Maurizio Vecchione, and President/Chief Financial Officer, Barry Hall, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Vecchione and Mr. Hall believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

(b)
The Company filed a current report on Form 8-K on September 30, 2004, announcing that the Company issued a press stating that it has commenced operations in Europe by retaining a Europe-based sales executive and inking a distribution agreement with Ireland-based SlidePath Ltd.

The Company filed a current report on Form 8-K on September 27, announcing the September 30, 2004 conference call has changed to 1:30 p.m. PDT.

The Company filed a current report on Form 8-K on September 22, 2004, announcing a conference call on September 30, 2004 at 10:00 a.m. PDT.

The Company filed a current report on Form 8-K on September 16, 2004, announcing the Company entered into an agreement with Michael Doherty, the Company’s Chairman to retain Mr. Doherty’s services as Chairman through May 2005. The Company also entered into an agreement effective as of September 1, 2004 with Doherty & Company, LLC, an affiliate of Mr. Doherty, for financial advisory services.

The Company filed a current report on Form 8-K on September 8, 2004, announcing that Dr. Allon Guez joined the Company’s Board of Directors and Paul Guez has resigned his seat on the Board.

The Company filed a current report on Form 8-K on August 16, 2004, announcing that the Company issued a press release reporting financial results for the quarter ended June 30, 2004.

The Company filed a current report on Form 8-K on August 12, 2004, announcing its private placement of common stock and warrants.

The Company filed a current report on Form 8-K on July 26, 2004, announcing that Maurizio Vecchione and Crosby Haffner joined the Company’s Board of Directors.  The Company also announced the formation of an Executive Committee of the Board of Directors.

The Company filed a current report on Form 8-K on July 19, 2004, announcing that Maurizio Vecchione was named Chief Executive Officer.  In addition, Barry Hall has been named President and Chief Financial Officer.

The Company filed a current report on Form 8-K on July 9, 2004, announcing that the Company has completed the second tranche of its $3 million private placement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: November 10, 2004	/s/ BARRY HALL
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

