Form 10KSB
period 2004-12-31
TRESTLE HOLDINGS INC
filed 2005-03-30
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23000

TRESTLE HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

DELAWARE (State or Other Jurisdiction of Organization)	95-4217605 (IRS Employer Incorporation or Identification No.)
199 TECHNOLOGY, # 105, IRVINE, CALIFORNIA (Address of Principal Executive Offices)	92618 (Zip Code)

Issuer's Telephone Number, Including Area Code: 949-673-1907

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  [X]

State issuer's revenue for its most recent fiscal year: $4,807,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 23, 2005, is: $24,096,000

State the number of shares outstanding of each of issuer's classes of common equity, as of March 30, 2005: 8,238,035

Transitional Small Business Disclosure Format: Yes:  [ ]    No:  [X]

Documents Incorporated By Reference
The following documents are incorporated by reference into this report: Portions of the Company’s Definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders subsequent to the date hereof are incorporated by reference in Part III of this Form 10-KSB. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s year end of December 31, 2004.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

• our ability to successfully implement our business strategy,
• changing customer preferences,
•  the impact of competition and changes to the competitive environment on our products and services, and
•  other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Trestle Holdings, Inc. ("Trestle Holdings" or "Company"), develops and sells digital tissue imaging products and solutions for improved workflow, analysis and data mining in support of pathology in clinical and biopharmaceutical applications. Trestle also develops and sells telemedicine applications which link disbursed users in the healthcare market. Our digital tissue imaging products, MedMicroTM, and DSM TM, provide a digital platform to share, store, and analyze tissue images. Trestle's MedReach TM product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients. Products currently under development from our newly acquired InterScope TM technologies as well as our ePathNet.net TM service platform will provide digital workflow applications and services, image acquisition and digitization services, data warehousing services and data mining applications and services for tissue informatics in support of drug safety, drug discovery, and drug development in biopharmaceutical applications as well as certain clinical applications.

Our customers include some of the world's leading pharmaceutical, research and healthcare organizations. We have only sold a limited amount of our products to customers and have not generated significant revenues to date. Our top customers are by industry are:
•	Pharmaceutical - Pfizer, GlaxoSmithKline, Sanofi-Aventis, Merck, Abbott Laboratories, and Boston Scientific.
•
Clinical - Walter Reed Army Medical Center, Newark Beth Israel, University of Michigan, University of Maryland, University of Louisville, Columbia Presbyterian University, Ohio State University, University of California at San Francisco, Bostwick Laboratories and University of Southern California.

•	Telemedicine - Hawaii Health Systems, MeduNet, St. Joseph’s Healthcare, Addus Healthcare, Scott & White Hospitals, and Louisiana Telemedicine Consortium.

Digital Tissue Imaging Products Summary

Trestle's digital tissue imaging products are microscopy devices which employ the optical components of a standard microscope, robotic automated slide handling capabilities combined with proprietary imaging and communication software to capture high magnification images in digital format. These devices are comprised of both hardware and software, and can be used in conjunction with Trestle's SL50 Slide Loader System or Integrated Grossing Station.

Trestle's digital tissue imaging products, marketed under the names MedMicro and, DSM are used in clinical, pharmaceutical and research environments. When used specifically for pathology, they enable pathologists to consult and collaborate with each other remotely and may be referred to as telepathology products.

The annual market for bright field microscopes has been estimated to be $685MM in 2005 (Trimark Microscopy Markets, 2003). Management believes that a 10% penetration rate for digital microscopy would represent an annual market opportunity in excess of $70MM for the Company and its competitors.

MedMicro

MedMicro is the Company's live digital tissue imaging product. In live digital tissue imaging, images are captured and viewed in real time while the slide is on the microscope. MedMicro allows multiple physicians and scientists to remotely view, navigate, and share high fidelity microscope images at sub-micron resolution over standard Internet connections in real-time. MedMicro is also available with the following options:

SL50 Slide Loader System TM - Trestle's SL50 Slide Loader System allows remote, unattended access to up to 50 glass slides randomly. This provides remote users with the ability to review multiple slides without the need for an attendant at the MedMicro device location. By automating the slide loading and unloading process, the pathologist has the flexibility to work with a large, virtual catalog of slides at any time.

Integrated Grossing Station TM - Trestle's Integrated Grossing Station connects to MedMicro and uses MedMicro's built in annotation, image editing and image archiving functions. The Integrated Grossing Station enables remote supervision, direction, and documentation of the processing of frozen sections and other gross specimens.

DSM

Digital Slide Module (“DSM”) is the Company's stored digital tissue imaging product. In stored digital tissue imaging, images are captured and stored in whole slide imaging format digital format for viewing at a later time without requiring the original slide to be on the microscope. DSM performs high-speed, whole-glass slide digitization. By creating whole slide digital images, DSM enables pathologists to access entire tissue samples at sub-micron resolution in digital format. DSM facilitates image analysis, data management, digital workflow and data association for clinical and research applications.

The Company’s initial stored digital tissue imaging (whole slide imaging) product was called MedScan. While achieving its target performance, MedScan was more costly to manufacture than anticipated and as such was never fully commercialized. We are exploring various alternatives to reduce the cost, including outsourcing manufacturing and third party alternatives. In the meantime, we have refocused our development effort towards a next generation, lower cost technology that can leverage the existing hardware platform contained in our MedMicro product called Digital Slide Manager or DSM. However, there can be no assurances that we will be successful in developing this product at the target price and level of performance that would be acceptable to the market place.

Telemedicine Products Summary

Telemedicine enables the remote delivery of patient care using integrated health information systems and telecommunications technologies.

MedReach

MedReach consists of proprietary software that integrates videoconferencing, clinical devices, medical images and patient data. Unlike Trestle’s digital imaging products, microscopes are generally not part of this product. MedReach allows healthcare providers to remotely examine, diagnose, and treat patients and enables improved service, increased patient traffic and improved patient access to specialists. MedReach was first released commercially in 1998 and have been installed in over 60 medical facilities. Although MedReach represented a significant percent of Trestle’s historical revenues, the Company has focused its marketing effort away from the telemedicine area in favor of its telepathology products, which are experiencing stronger growth. As a result, MedReach sales may decrease.

Future Products and Services Summary

Future products currently under development provide digital workflow applications and services, image acquisition and digitization services, data warehousing services and data mining applications and services for tissue informatics in support drug safety, drug discovery, drug development in biopharmaceutical applications as well as certain clinical applications.

InterScope

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in operating and capital expenses. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

    InterScope had been developing a family of database applications designed to manage a digital workflow for anatomic pathology, quality control & peer review, toxicology and educational and reference users. Trestle intends to commercialize these applications in support of a newly created data mining and tissue informatics offering. It is anticipated that such new product will be licensed to end users as software applications as well as integrated into our ePathNet service platform. However there can be no assurances that the Company will be successful in integrating, completing or commercializing such applications.

ePathNet.net

The Company announced in November 2004 the introduction of a service platform under the working name of ePathNet.net. The service platform provides image acquisition and digitization services. We plan to expand the service platform capabilities in the area of digital workflow; data warehousing; and data mining for tissue informatics in support drug safety, drug discovery, drug development in biopharmaceutical as well as certain clinical applications. However, there can be no assurances that we will be successful in developing and expanding this service platform product at a price and level of performance that would be acceptable to the market place or profitable

The current ePathNet.net image acquisition service offers the digitization of whole-glass slides and their remote viewing through the internet.

ePathNet.net is designed to address the efforts of clinical laboratories and drug-development organizations to reduce the time and cost associated with processing and analyzing tissue slides, normally viewed under a microscope. The Company’s planned expansion of the ePathNet.net platform into data-mining functions is expected to support digital archival functions to enhance workflow through such features as rapid side-by-side comparison, search and retrieval of digital archives and support for computer-assisted analysis in quantitative histo-pathology as well as reporting and interfaces into Laboratory Information Systems (“LIS”).

With ePathNet.net, pathologists will be able to send Trestle their prepared tissue samples on glass slides, which will be converted to high-resolution digital slides which can be manipulated and viewed using the system’s on-line virtual microscopy functions. The digital slides can be stored on Trestle’s secure servers and are accessible via the internet for search, review, downloading and analysis. ePathNet.net offers users control over the digital slides they view online, such as indexing, annotation, searching and image processing functions.

The Company is exploring various service options for ePathNet.net, including offering the service platform as an “onsite” service with equipment on the premises of its customers or an “offsite” service, with the equipment outsourced to the Company’s facility. Currently, the Company is restructuring its Los Angeles facility to support its ePathNet.net services for current and prospective customers.

Product Distribution

The Company sells its products either directly to end users or through exclusive distributors depending on the application and the geographical location of the customer. During the third quarter of fiscal 2004 we began implementing a new distribution strategy to sign up qualified distributors to sell our products. Initially, this strategy focused on markets outside of North America. In the fourth fiscal quarter of 2004 we began actively establishing a distribution network for North America. Generally, qualified distributors are already in the business of either selling bright field microscopes or equipment for medical analysis. Under the terms of the Company’s standard distribution agreements, distributors are assigned exclusive territories or markets and, in turn, commit to purchasing a minimum amount of Trestle products on either a quarterly or monthly basis.

Industry Overview

Digital tissue imaging

Digital tissue imaging is the process of creating virtual slides by building digital images of physical tissue samples. Digital tissue imaging allows drug developers, pathologists and researchers to be view and analyze tissue images through a computer or over a standard Internet connection and can be stored for later interpretation and archiving; and data mining in support of computer aided quantitative histopathology.

The digital tissue imaging markets can be categorized by type of tissue (human or animal) and use (diagnostic or research).

Human Pathology

The College of American Pathologists reports a total of 16,500 pathologists in the United States, with approximately two-thirds or 11,000 practicing anatomic pathology. These pathologists generally practice within one or more market segments, including hospital based pathology labs, integrated health systems, and commercial and academic research.

Pathologists focusing on human disease study the origin, course and indicators of disease. Pathology divides into clinical pathology the analysis of fluids such as urine and blood and Trestle's market, anatomic pathology the analysis of tissue. Clinical pathology market is dominated by large national laboratories that use large-scale automation and is generally a high volume, low margin business. The technology for the automation of anatomic pathology has lagged that of clinical pathology. As a result, anatomic pathology remains a less consolidated and higher margin industry.

Animal (Veterinary) Pathology

Animal pathology includes testing in research and diagnostic treatment of both pets and livestock. Animal pathology for treatment is mainly conducted by labs providing services to veterinary practices. The majority of animal pathology is conducted by pharmaceutical and biotechnology companies for drug development.

The dynamics of veterinary pathology for treatment resemble human diagnostic pathology. Veterinary pathologists seek to improve access to diagnostic specialists: and aim to improve management and archiving of data workflow and tissue analysis.

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

The key market segments in animal pathology are pharmaceutical toxicology groups, academic and government research, contract research organizations (“CROs”), and biotechnology firms.

Pharmaceutical Research

Pharmaceutical companies are continually challenged by patent expirations, which eliminate exclusivity of their and result in products financial performance. As a result, they pour significant sums into research and development in search of the next blockbuster drug. According to PhRMA, the industry trade association, U.S. based pharmaceutical companies have increased R&D spending from $618MM in 1970 to $32B in 2003, representing a 13.4% compound average growth rate. Worldwide R&D spending by pharmaceutical and biotechnology companies is estimated to have been nearly $80B in 2002, according to Parexel’s Pharmaceutical R&D Statistical Source Book. The compound average growth in worldwide R&D from 1997 to 2002 is estimated to be 12.0%.

New drug development is both and expensive and time consuming process. According to the Boston Consulting Group, the average research and development cost associated with a successfully introduced drug in 1990 was nearly $500MM. This figure takes into account the cost of research failures and interest costs. In a recent study from the Tufts Center for the Study of Drug Development (CSDD), the cost of drug development including the cost of capita was as much as $802MM. According to the study, for every 5,000 compounds the industry screens, no more than 250 make it to animal testing and only five reach human testing in clinical trials. Because the complexity and number of trials per new drug application are growing, the average U.S. development time is increasing. Also, the total drug development time from synthesis to approval has increased markedly, from 8.1 years in the 1960s to nearly 15 years in the 1990s, with virtually all of the increase coming from expanded pre-clinical work and longer clinical development in more complex trials.

In toxicology studies related to drug discovery and development tissue samples are placed on glass slides. Currently, most tissue samples have been reviewed by pathologists using traditional bright field microscopes. These reviews occur relying on expertise dispersed across global sites and are often outsourced to third parties called Clinical Research Organizations (GLP). Furthermore, there are few standardized quality control, common assessment measurement, and Good Laboratory Practice (GLP) compliant devices supporting these reviews. Reports are then generated manually and slides are reviewed by multiple pathologists for peer review, quality control, and consultative second opinions. These studies typically span various animal species and organ types requiring specialized expertise, and include studies in Safety Pharmacology, Toxico- and Pharmacokinetic, Single and Repeated Dose Studies, Toxicity, Local Tolerance Studies, Genotoxicity Studies, Carcinogenicity Studies, Reproduction Toxicity Studies and certain specialized studies for special purpose drugs (such as pediatric). Each of these studies produces raw data in the form of tissue samples. Studies fall broadly into two categories, pre-clinical and clinical. During the pre-clinical phases (animal studies) the studies are investigating short-term toxicity to determine if a drug is safe for clinical trials (non-GLP studies). During the clinical phases, the studies typically focus on long-term toxicity (GLP studies). It is estimated that each drug in pre-clinical animal studies generates approximately 10,000 slides for peer review.

The complexity and breadth of trials are an expensive distraction for most pharmaceutical manufacturers, which tend to emphasize core competencies in research over the administration of development. This area is where CROs alleviate much of the pain of the development process, leaving biopharma companies and drug manufacturers to focus their R&D staff on discovery. With the growing costs of drug development and the inherent risks associated therein, pharmaceutical companies have increased the front end work in clinical trials to increase the likelihood of approval on the back end. The average number of clinical trials per new drug application (NDA) has increased measurably, growing from 30 in the early 1980s to nearly 70 by the mid-1990s.

In order to successfully make it through the years of development and Phase I, II, and III trials, more patients need to participate in trials before the process reaches the NDA Phase. This condition, in turn, requires greater efficiencies from drug manufacturers and contract research organizations. Furthermore, the drug development process bears a striking resemblance to the health care industry in general, given the highly manual and paper intensive nature of Phases I, II, and III. The process takes on mammoth proportions when the company submits an NDA. This filing often exceeds 100,000 pages and has increased measurably from the late 1970s, when the typical filing had fewer than 40,000 pages.

We believe that faster development times, quicker decisions to terminate unsuccessful compounds, and higher success rates, would enable drug firms to reap substantial savings in the cost of new drug development. Tufts CSDD recently reported that it costs $802MM, on average, to develop and win market approval for a new drug in the United States. We believe that significant savings could be realized by improving the efficiency of the drug development process.

Digital Tissue Imaging Applications

Digital tissue imaging products share common uses in both human and animal pathology, including consultation, communication and collaboration, education and publication, archiving and management, workflow, and analysis, as described below.

Consultation, Communication and Collaboration

Pathologists frequently consult with other pathologists and specialists in carrying out their daily work. There are often delays in consulting due to the transportation of slides or having to travel to distant locations in order to meet face-to-face. Trestle's products allow sharing of images real time, eliminating the need for slide transportation or travel. Pathologists and specialists are able to simultaneously view and manipulate the slides and provide consultation in real-time. In addition, communication is improved as multiple pathologists and specialists can view and manipulate the same slide simultaneously.

Education and Publication

Tissue images are critical to pathology publications and instruction. Traditional publications are limited to the inclusion of a snapshot of one location on the slide or references to glass slide archives. Trestle's products allow whole slides to be cited in publications and accessed in a digital format, improving the availability of high quality samples and facilitating sample access.

Archiving and Management

Viewing and accessing multiple tissue samples is critical to anatomic pathology workflow. Typically, tissue images are incomplete and stored in cumbersome formats with no efficient links to associated data. Trestle's products under development are designed to link a digital slide together with relevant data in a flexible and easily accessible digital archive.

Workflow

Pathologists work predominantly with traditional microscopes. Microscopes are both ergonomically inefficient and make cross-referencing images and other data difficult. Trestle's products under development will enable a pathologist to view multiple diagnostic-quality images and associated information simultaneously. Additionally, Trestle’s intended service offerings product, such as ePathNet, could facilitate data mining of information designed to support drug discovery, drug development and drug safety and quantitative assays in support of quantitative histopathology.

Analysis

Analysis of tissue samples is still predominantly done by humans rather than computers. Limitations on automation have resulted from, among other things, the difficulty of capturing data, the complexity of data and the pattern recognition required for evaluation. Trestle's products and services facilitate the data capture process, features recognition and data mining enabling further development of digital analysis applications.

Telemedicine Applications

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

Products, Services and Technology

Digital Tissue Imaging Products and Services

Digital tissue imaging is used in pathology for capturing, storing, and distributing digital images in two categories: live digital microscopy and stored virtual microscopy. In live digital microscopy, digital images are captured and viewed in real time while the slide is on the microscope. In stored virtual microscopy, an image is digitally captured, processed and stored electronically for viewing and analyzing at a later time. Thus, the original data source, the microscopic slide, does not need to be on the image acquisition device in order to be viewed.

Live and stored digital tissue imaging each have their strengths and weaknesses, with each serving particular needs in the pathology workplace. With MedMicro, MedScan, DSM, InterScope, and ePathNet.net, Trestle will have products and services that will address both applications. Taken together, they provide the foundation for a fully digital environment that combines live virtual microscopy and stored virtual microscopy to deliver a comprehensive solution for digital microscopy.

In areas of science and medicine other than pathology, transforming data from a physical format (such as paper or tissue) to a computer-based format (such as text or digital image) has not only enhanced existing methods of work, but also enabled whole new working techniques and applications. The Company believes the field of pathology will be no exception.

MedMicro, the Company's first digital microscopy product, provides live, easily-manipulated, diagnostic quality images from a remote microscope. MedMicro products consist of proprietary software combined with off-the-shelf automation components, laboratory microscopes, digital cameras, and a standard personal computer for operation. MedMicro customers may also upgrade their purchases with multi-slide loaders and additional objective lenses.

Additionally the Company is planning to expand the service platform capabilities in the area of digital workflow; data warehousing; and data mining for tissue informatics in support drug safety, drug discovery, drug development in biopharmaceutical as well as certain clinical applications.

The ePathNet.net offering will be positioned as a service platform and the Company expects to continually upgrade the capabilities and features of this service platform according to a multi-year development program. At this time the initial capabilities of the ePathNet.net services focus on the digitization of whole-glass slides and their remote viewing across the internet. Additionally, digital tissue imaging devices for pathology are increasingly specialized and optimized for specific applications. ePathNet.net offers customers a way to select technologies to best fit their needs.

The Company is exploring various service options for ePathNet.net, including offering the service platform as an “onsite” service with equipment on the premises of its customers or an “offsite” service, with the equipment outsourced to the Company’s facility. Currently, the Company is restructuring its Los Angeles facility to support its ePathNet.net services for current and prospective customers.

The Company plans to develop some of these new products and services using a "best-of-breed" approach integrating or enhancing third party products and selectively outsourcing hardware components.

InterScope

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc.
InterScope had been developing a family of database applications designed to manage a digital workflow for anatomic pathology, quality control & peer review; toxicology and educational and reference users. Trestle intends to commercialize these applications in support of a newly created data mining and tissue informatics offering. It is anticipated that such new product will be licensed to end users as software applications as well as integrated into our ePathNet.net service platform

Telemedicine Products

The Company's telemedicine product, MedReach, consists of proprietary software which integrates videoconferencing, clinical devices, medical images and patient data. MedReach enables healthcare organizations to remotely examine, diagnose and treat patients and allows improved service and increased patient traffic with minimal additional personnel or facilities.

MedReach provides secure remote access to clinical data based on object-oriented design models. MedReach also enables compliance with healthcare-specific standards such as Health Insurance Portability and Accountability Act of 1996 and Digital tissue imaging and Communications in Medicine interfaces.

MedReach has been designed to meet workflow needs and legacy environments of healthcare institutions. An implementation is customized to meet the needs of the specific customers, and generally consists of the backbone WebServer software, hardware, various media applications, and client workstations.

Competition

The digital tissue imaging and telemedicine markets are highly competitive, and many of our competitors have greater resources and better name recognition than we do. We primarily compete on product functionality, price and service.

Our competitors in the digital tissue imaging market include, Aperio, Applied Imaging, Apollo Telemedicine, Bacus Labs, BioImagen, Clarient, D-metrix, Medical Solutions, Nikon, Olympus-SIS, and Zeiss.

Our competitors in the telemedicine market include, VitelNet, Polycom, Tandberg, Televital, Health Hero Networks, Healthcare Vision, Second Opinion, Phillips and Siemens.

Regulatory Issues

Food and Drug Administration

The United States Food and Drug Administration (the "FDA") regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA.

Certain of Trestle's products can be considered medical devices and subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA categorizes medical devices into three classes; these classes are referred to as Class I, Class II, and Class III. Class I devices ("general controls") are the lowest category and many are exempt from FDA pre-market notification or approval requirements. MedMicro is registered with the FDA as Class I Medical Device. The medical device components in MedReach have been registered by the manufacturing companies as Class I. It is the Company’s intention to obtain ISO 13485 certification for its products and services. ISO 13485 is the ISO quality standard for Medical Equipment and Services. Certain next generation applications may require more detailed FDA approval processes.

Currently, the Company is attempting to obtain the FDA 510(k) certification for its InterScope product. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification will be filed with the FDA. There can be no assurances that we will be successful in obtaining acceptable results in the study. Additionally, should the study yield acceptable results there can be no assurance that the FDA will grant the 510(k) certification. Failure to obtain this certification may limit the use of this product in the market. Additionally, delays in obtaining clearances or approvals will adversely affect our ability to market and sell our image analysis products and services and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

Intellectual Property

Trestle has three issued and twelve pending patents on its products, including SmartFocusTM, a continuous focus system improving the capture of accurate, in-focus tissue sample information at sub-micron resolution despite sample variations and defects, and while maintaining high speed. We also rely on trade secrets and proprietary know-how that we seek to protect, including with confidentiality agreements.

Our success is heavily dependent upon the development and protection of proprietary technology. We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

Employees

The Company currently has 27 full-time employees.

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

Uncertainty of Market Acceptance and Product Development.

The market for our technology is relatively new. Our success will depend upon the market acceptance of our various products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There can be no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

In addition, our products and services require continuing improvement and development. Some of our products and services, whether in the market or in development, may not succeed or may not succeed as intended. As a result, we may need to change our product offerings, discontinue certain products and services or pursue alternative product strategies. There can be no assurance that the Company will be able to successfully improve its current products and services or the Company will continue to develop or market some of its products and services.

The Company’s initial stored digital tissue imaging product was called MedScan. While achieving its target performance, MedScan was more costly to manufacture than anticipated and as such was never fully commercialized. We are exploring various alternatives to reduce the cost, including outsourcing manufacturing and third party alternatives. In the meantime, we have refocused our development effort towards a next generation, lower cost technology that can leverage the existing hardware platform contained in our MedMicro product called Digital Slide Manager or DSM. However, there can be no assurances that we will be successful in developing this product at the target price and level of performance that would be acceptable to the market place.

    Our ePathnet.net service is in its early stages. We have some capabilities but intend to expand its service offerings. We might have to outsource some of our development to third parties and this could introduce added costs and time. There can be no guarantees that we will be able to deliver market requirements on time or budget. If we are unsuccessful our business model may not be viable.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of December 31, 2004, we had an accumulated deficit of approximately $44,761,000, of which approximately $37,635,000 was incurred prior to the acquisition of the predecessors to Trestle. We anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through at least December 2005. However, our independent auditors have expressed that substantial doubt about the Company’s ability to continue as a going concern. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

We recently acquired the predecessor of Trestle and have limited operating history.

We acquired substantially all of the assets of Old Trestle. Prior to our acquisition of Old Trestle's assets and our subsequent Pepin/Merhi film library sale, we were involved in the production and distribution of filmed entertainment. Evaluation of our business and prospects may be difficult because of our limited operating history with Old Trestle's products. There can be no assurance that we will be successful in developing and managing the operations of Old Trestle's products. We face certain risks as a result of this acquisition, including:

•	risks of entering into industries and markets or developing and producing products where we have limited or no experience,

•	the potential loss of key customers of Trestle,

•	the potential loss of key personnel of Trestle, and

•	exposure to unanticipated liabilities of Trestle.

Even when an acquired company has already developed and marketed products and services, there can be no assurance that the products will continue to be successful, that product and service enhancements will be made in a timely fashion or we will have identified all possible issues that might arise with respect to the acquired company or its products.

Due to uncertainties in our business and our history of operating losses, the capital on hand may not be sufficient to fund the company until we achieve positive cash flow.

We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Our future research and development efforts, in particular, are expected to include development of additional applications of our current products and services and additional product lines including, digital backbone systems and image analysis systems, which will require additional funds. Our recent capital raising activities may not be sufficient to fund our spending.

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

•	progress of our research and development efforts,

•	competing technological and market developments,

•	commercialization of products currently under development by us and our competitors, and

•	market acceptance and demand for our products and services.

We cannot assure you that additional financing will be available if needed or on terms acceptable to us. Any such financing may dilute the equity of existing stockholders and/or increase our debt burden. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products and services or eliminate some or all of our development activities. We may also reduce our marketing or other resources devoted to our products and services. Any of these options could reduce our sales growth and result in continued net losses.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Our key personnel include Maurizio Vecchione, our Chief Executive Officer, Barry Hall, our President and Chief Financial Officer, Jack Zeineh, MD, our Chief Scientific Officer, and Steve Barbee our Vice President of Sales and Marketing.

We have taken steps to retain our key employees, including the granting of stock options and warrants that vest over time, and we have entered into employment agreements with some of our key employees. The loss of key personnel, especially if without advanced notice could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance on any of our key employees.

Potential growth may place significant demands on our personnel.

We currently have limited management experience at the Company and administrative resources. If we are successful in implementing our strategy, we may experience a period of growth and expansion which could place significant additional demands on our management and administrative resources. Our management team's failure to manage this potential growth effectively could have a material adverse effect on our business.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our product, lost sales or costly litigation.

Because our software products and services are complex, they may contain errors that can be detected at any point in a product's lifecycle. While we continually test our products and services for errors, errors in our products and services may be found in the future even after our products and services have been commercially introduced. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products and services, diversion of development resources, injury to our reputation, increased service and warranty costs or costly litigation. Because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides. Product errors could harm our business and have a material adverse effect on our results of operations. Additionally, problems in system security, data corruption, access, connectivity and bandwidth may have a material adverse effect on our operations.

A successful products liability claim could require us to pay substantial damages and result in harm to our business reputation.

The manufacture and sale of our products and services involve the risk of product liability claims. We do not carry product liability insurance; however, the Company is currently seeking obtain insurance to protect against such claims. However, there can be no assurances that such coverage, if obtained, would be adequate to provide for any claims that may arise against us. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products and services from the market or otherwise adversely affect our business and operations. Even in the event that claims are made unsuccessfully, our business may be adversely affected by expenditure of personnel time and legal costs.

Our products and services could infringe on the intellectual property rights of others, which may lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products and services.

If third parties assert that our products and services or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products and services could be harmed. Whether or not a claim has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

A determination that we are infringing the proprietary rights of others could have a material adverse effect on our products and services, revenues and income. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products and services or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and services and could require us to pay substantial damages and/or royalties.

The Company receives various claims, from time to time, from entities that believe their intellectual property might be infringed by the Company’s products and services. While the Company is not currently engaged in any litigation there is a potential risk of such litigation. To resolve such claims, the Company may elect to partner with, license from or outsource some or all of its products and services with entities who hold significant intellectual property, although there are no guarantees that such agreements can be entered into.

The Company may decide to upgrade its products and services by changing suppliers of certain key components, hardware or software. This could result in delays, changes in cost structure, pricing and margin pressures. This could also cause changes in manufacturing and distribution strategies. There can be no guarantees that such changes, if they occur might not affect the Company in a negative way.

Any disruption or delay in the supply of components or custom subassemblies could require us to redesign our products and services or otherwise delay our ability to assemble our products, which could cause our sales to decline and result in continued net losses.

We assemble our products and services from a combination of (i) commodity technology components, such as computers and monitors, (ii) custom subassemblies, (iii) third party hardware for scanning microscopy, (iv) commodity operating systems, and (v) proprietary applications software. While we typically use components and subassemblies that are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require us to redesign our products and services or otherwise delay our ability to assemble our products and services, which could cause our sales to decline and result in continued net losses.

If we fail to accurately forecast component and material requirements for our products and services, we could incur additional costs and significant delays in shipments, which could result in loss of customers.

We must accurately predict both the demand for our products and services and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs, impair our available liquidity and could have a material adverse effect on our business, operating results and financial condition. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products and services to our customers. Any of these occurrences would negatively impact our net sales, business and operating results and could have a material adverse effect on our business, operating results and financial condition.

Risks Related To the Industry

If we fail to successfully introduce new products and services, our future growth may suffer. Certain products and services at an early stage of development are the areas of future growth for Trestle and sustainability of Trestle.

As part of our strategy, we intend to develop and introduce a number of new products and services, including digital backbone systems and image analysis systems. Such products and services are currently in research and development, and we have generated no revenues from such potential products and services and may never generate revenues. A substantial portion of our resources have been and for the foreseeable future will continue to be dedicated to our research programs and the development of products and services. If we do not introduce these new products and services on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer. There can be no assurance that we will be able to develop a commercial product from these projects. Our competitors may succeed in developing technologies or products and services that are more effective than ours.

If we do not update and enhance our technologies, they will become obsolete or noncompetitive. Our competitors may succeed in developing products and services, and obtaining related regulatory approvals, faster than us.

We operate in a highly competitive industry and competition is likely to intensify. Emerging technologies, extensive research and new product introductions characterize the market for our products and services. We believe that our future success will depend in large part upon our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products and services based on our technologies, and to commercialize those products and services. If we fail to stay at the forefront of technological development, we will be unable to compete effectively.

Certain of our existing and potential competitors possess substantial financial and technical resources and production and marketing capabilities greater than ours. We cannot assure you that we will be able to compete effectively with existing or potential competitors or that these competitors will not succeed in developing technologies and products and services that would render our technology and products and services obsolete and noncompetitive. Our position in the market could be eroded rapidly by our competitors' product advances.

In addition, because our products and services are dependent upon other operating systems, we will need to continue to respond to technological advances in these operating systems.

Our success depends, in part, on attracting customers who will embrace the new technologies offered by our products and services.

It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace the new technologies offered by our products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization. Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products and services rather than the familiar options and processes they currently use. If we fail to attract additional customers at this early stage, our business and the future growth of our business may suffer.

Our success depends, in part, on our ability to protect our intellectual property rights.

Our success is heavily dependent upon the development and protection of proprietary technology. We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

We depend on third-party licenses for our products and services.

We rely on certain software technology which we license from third parties and use in our products and services to perform key functions and provide additional functionality. Because our products and services incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties' ability to maintain or enhance their current products and services, to develop new products and services on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party vendors are not renewed or the third-party software fails to address the needs of our software products and services, we would be required to find alternative software products and services or technologies of equal performance or functionality. We cannot assure that we would be able to replace the functionality provided by third-party software if we lose the license to this software, it becomes obsolete or incompatible with future versions of our products and services or is otherwise not adequately maintained or updated.

Certain of our customers rely on the availability of third-party reimbursement or third-party funding for the purchase of our products and services. Failure of sufficient reimbursement from third-party payors or sufficient funding could cause our sales and the future potential growth of our business to decline.

Hospitals and other healthcare institutions in the U.S. that purchase our products and services generally rely on third-party payors and other sources for reimbursement of healthcare costs to reimburse all or part of the cost of the procedures in which our products and services are used. If hospitals and other healthcare institutions are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products and services or products and services currently under development are intended to be used, our sales and future growth of our business could be adversely affected. We cannot estimate what amount of our product is eligible for reimbursement approval. In addition, changes in the healthcare system may affect the reimbursability of future products and services.

Market acceptance of our products and services and products and services under development in countries outside of the U.S. is also dependent on availability of reimbursement within prevailing healthcare payment systems in those countries. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. We cannot assure you that we will be able to obtain international reimbursement approvals in a timely manner, if at all. Failure to receive international reimbursement approvals could harm the market acceptance of our products and services in the international markets in which such approvals are sought.

Other consumers in industries such as pathology, pharmaceutical and biotechnology that purchase our products and services generally rely on funding or grants from governments and private foundations to fund the purchase of our products and services. If such consumers are unable to obtain adequate funding sources for the purchase of our products and services, our sales and future growth of our business could be adversely affected.

The marketing and sale of our future products and services will require regulatory approval and on-going certifications. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our future products and services and may subject us to significant regulatory fines or penalties.

The United States Food and Drug Administration (the "FDA") regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of digital image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each digital image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA. The process of obtaining required regulatory approval or clearance can be lengthy, expensive and uncertain. Moreover, regulatory clearance or approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Currently, the Company is attempting to obtain the FDA 510(k) certification for its InterScope product. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification will be filed with the FDA. There can be no assurances that we will be successful in obtaining acceptable results in the study. Additionally, should the study yield acceptable results there can be no assurance that the FDA will grant the 510(k) certification. Failure to obtain this certification may limit the use of this product in the market. Additionally, delays in obtaining clearances or approvals will adversely affect our ability to market and sell our image analysis products and services and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

Failure to comply with applicable requirements in the United States can result in fines, recall or seizure of products and services, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

Our image analysis products and services are subject to similar regulation in other countries. Sales of our image analysis products and services outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements.

Our future products and services may require compliance with quality system regulations which is difficult and costly.

In connection with the development of new products and services, we may be required to be in compliance with the quality regulation system, which include production design controls, testing, quality control, storage and documentation procedures. Compliance with quality system regulations is difficult and costly. We cannot assure you that we will be able to comply with quality system regulation requirements. If we do not achieve compliance, the FDA may deny marketing clearance which would harm our business. In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.

The Company is currently working on obtaining ISO 13485:2003 certification. This certification is the international standard for a quality management system where an organization needs to demonstrate its ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices and related services. The Company believes that obtaining this certification will help promote its products in the marketplace and allow it to further comply with the FDA’s CFR 820 which sets forth Good Manufacturing Practices.

Risks Related to the Planned Registration of Common Stock

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The Company intends to register substantially all of its outstanding common stock and options and warrants to acquire common stock in the near future pursuant to a registration statement that has been filed but has not yet become effective. Upon completion such a registration the Company will have has outstanding approximately 8,238,035 shares of common stock), of which 8,238,035 are eligible for resale in the public market, subject to applicable federal securities law restrictions, and warrants and options to acquire an additional 5,619,739 shares of common stock, all of which are eligible for resale in the public market, subject to vesting and applicable federal securities law restrictions.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results,

•	announcements concerning our business or those of our competitors or customers,

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•	announcements of technological innovations,

•	conditions or trends in the industry,

•	introduction or withdrawal of products and services,

•	variation in quarterly results due to the fact our revenues are generated by sales to a limited number of customers which may vary from period to period,

•	litigation,

•	patents or proprietary rights,

•	departure of key personnel,

•	failure to hire key personnel, and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the Over-The-Counter Bulletin Board ("OTC Bulletin Board") and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ SmallCap Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market. There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

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

The offering price of our common stock may vary from the market price of our common stock. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	a quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products and services or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of common stock.

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

Our articles of incorporation authorize the issuance of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock (of which 30,000 shares designated as Series A Convertible Preferred Stock and 30,000 shares designated as Series B Convertible Preferred Stock). The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

ITEM 2.    PROPERTIES

Our executive offices consist of approximately 14,000 square feet of general office space located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. We entered into a seven-year lease for such office space commencing in December 1999, with a five-year option to renew. As of March 31, 2005, we have subleased approximately 2,000 square feet of this office space. In addition, pursuant to the agreements governing Mr. Doherty’s services as Chairman to the Company, Mr. Doherty is entitled to use up to 3,500 square feet of office space, at the Company's expense, in the Company’s Los Angeles office, in connection with his services as Chairman and other activities. A portion of such space is being used by Doherty & Company, LLC. We lease approximately 7,000 square feet of office, production and warehouse space at 199 Technology Dr. Suite 105, Irvine, California 92618 for our principal offices. In conjunction which the acquisition of InterScope’s assets, as of March 1, 2005 the Company assumed the InterScope’s lease of 2,100 square feet at 12300 Perry Highway, Suite 110, Wexford, PA 15090. We recorded rent expense of $503,000 for our executive and principal offices during the year ended December 31, 2004.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

BLANK
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

Quarterly period	High	Low
Fiscal year ended December 31, 2002:
First Quarter	$1.10	$0.80
Second Quarter	$1.20	$0.70
Third Quarter	$1.00	$0.70
Fourth Quarter	$0.72	$0.45
Fiscal year ended December 31, 2003:
First Quarter	$0.62	$0.50
Second Quarter	$0.70	$0.50
Third Quarter	$4.00	$0.40
Fourth Quarter	$7.75	$3.50
Fiscal year ended December 31, 2004:
First Quarter	$5.50	$4.00
Second Quarter	$4.05	$2.40
Third Quarter	$3.50	$1.50
Fourth Quarter	$2.15	$1.25

Holders
As of March 15, 2005, there were approximately 550 holders of record of the Company's Common Stock.

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

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	745,083	$ 3.80	66,917
Equity compensation plans not approved by security holders	3,580,472	8.64	0
Total	4,325,555	$ 7.80	66,917

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 855,000 shares were reserved under the Plans, of which 66,917 shares were available for future grant at December 31, 2004.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company through its wholly owned subsidiary, Trestle Acquisition Corp. ("Trestle"), develops and sells digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. Trestle's digital tissue imaging products provide a digital platform to share, store, and analyze tissue images. Trestle's telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On May 20, 2003, Trestle Holdings entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation ("Old Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Old Trestle ("Med"), and two of Med's non-debtor subsidiaries.

On August 29, 2003, a shareholder meeting was held where a plan was approved to reorganize the Company. Under the reorganization plan, the remaining entertainment assets of the Company were sold pursuant to terms entered into April 10, 2003. See discussion of the divestiture in Note 3. In addition, (1) a pro rata cash distribution of $2,000,000 was made to the holders of the Company's preferred stock on or about October 3, 2003; (2) Sunland Entertainment Co., Inc. ("Sunland") officially changed its name to Trestle Holdings, Inc.; and (3) all issued and outstanding shares of the Company's preferred stock were converted into 2,578,000 shares of common stock, giving the Company 3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in operating and capital expenses. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. For the year ended December 31, 2004, InterScope Technologies reported that they had revenues and net loss of approximately $554,000 and $1.8 million, respectively. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

Critical accounting policies and estimates

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152,”Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled "Financial Statements".

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

The Company recognizes revenue on product sales after shipment of the product to the customer and formal acceptance by the customer has been received. Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events: receipt of the product by the customer, installation of the product by the Company and training of customer personnel by the Company. For sales to qualified distributors revenues are recognized upon transfer of title which is generally upon shipment. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

The Company recognizes revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements such as consulting services and product maintenance, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed.

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

Fiscal Year 2004 Compared to Fiscal Year 2003

Results From Operations
Revenues
Revenues were $4,807,000 and $1,961,000 for the years ended December 31, 2004 and 2003, respectively. Revenues consisted of $4,346,000 and $1,477,000 of installation revenues and $460,000 and $484,000 of software support revenues for the years ended December 31, 2004 and 2003, respectively. The increase in revenue is due to revenues generated by the Company’s acquired Trestle business as of May 20, 2003.

Cost of Sales
Cost of sales was $2,243,000 and $535,000 for the years ended December 31, 2004 and 2003, respectively. The increase in cost of sales is due to the increase in revenues described above.

Research and Development
Research and development expenses were $1,847,000 and $1,228,000 for the years ended December 31, 2004 and 2003, respectively. The increase in research and development results from the acquisition of Trestle as of May 20, 2003. The principal component of this expense is compensation expense paid to consultants and employees of $1,322,000 and $973,000 for the years ended December 31, 2004 and 2003, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $5,905,000 and $3,909,000 for the years ended December 31, 2004 and 2003, respectively, an increase of $1,996,000. The increase in selling, general and administrative expenses is principally attributed to an increase in expenses due to our addition of Trestle’s personnel, consultants and our attorney fees as of the date of acquisition. The total expense relating employees, consultants and our attorneys was $4,417,000.

Interest Income/(Expense)
Interest income/(expense) was ($436,000) and $39,000 in the years ended December 31, 2004 and 2003, respectively. The increase is principally attributed to the interest from the beneficial conversion feature of the convertible note.

Discontinued Operations
Income from discontinued operations was zero and $1,876,000 in the years ended December 31, 2004 and 2003, respectively. The decrease of $1,876,000 can be principally attributed to the gain on sale of the PM Entertainment Library in 2003.

Liquidity and Capital Resources

Net cash used in operating activities was $3,812,000 and $4,582,000 in the years ended December 31, 2004 and 2003, respectively. The decrease of $770,000 in cash used by operating activities was primarily due to the reduction in prepaid expenses, and an increase in accounts payable when comparing 2004 to 2003. These were partially offset by higher operating losses in 2004 and cash provided by discontinued operation in 2003. Prior to the Trestle Acquisition, we were a licensor of filmed entertainment with few employees.

Net cash provided by/(used in) investing activities was ($78,000) and $2,969,000 in the years ended December 31, 2004 and 2003, respectively. The decrease of $3,047,000 in cash provided by investing activities was primarily due to investing activities in 2003 principally resulted from the purchase of substantially all of the assets of Old Trestle and the sale of the PM Entertainment Library.

Net cash provided by/(used in) financing activities was $5,899,000 and zero in 2004 and 2003, respectively. The increase of $5,899,000 in cash provided by financing activities was primarily due to the sale of common stock and warrants in 2004.

During the second and third quarters of the year ended December 31, 2004, we sold 2,237,000 units in a private placement resulting in net proceeds of $4,474,000. Each unit consisted of one share of common stock and a warrant to purchase one half share of common stock for $2.00 per share. In March 2004, the Company raised $420,000 pursuant to a bridge financing agreement with Zaykowski Partners, LP to meet its short-term operating cash needs. Under this agreement, the company issued a convertible promissory note in the principal amount of $420,000, which was secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock at $4.40 per share. In July 2004, the Company converted the convertible note payable in the private placement for $440,000.

Additionally, during the fourth quarter of the year ended December 31, 2004, we sold 1,143,000 units in a private placement resulting in net proceeds of $2,000,000. On January 21, 2005, the Company completed this private placement. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for shares at $1.75 per share. The Company sold an aggregate of 2,600,000 units resulting in gross proceeds of $4,550,000 to the Company of which the $2,000,000 had been received by December 31, 2004. The Company has agreed to file a registration statement for the purpose of registering for resale the shares of common stock forming the units, including the common stock underlying the warrants. The Company paid commissions of $19,600 to Scottsdale Capital and $137,597 to T.R. Winston & Company as non-exclusive agents on the funding. These payments were offset against funds received in the offering.

The Company has suffered recurring losses from operations and has an accumulated deficit of $44,761,000 at December 31, 2004. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Management anticipates that our existing cash and cash equivalents will be sufficient to fund our operations through at least December 2005. To continue our operations, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If we are unable to obtain adequate funds if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced. Please see the section below entitled "Risks Related to Our Future Operations."

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

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements in pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, members of the Company’s management, including the Company’s Chief Executive Officer, Maurizio Vecchione, and President and Chief Financial Officer, Barry Hall, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Vecchione and Mr. Hall believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information regarding our directors and executive officers is to be incorporated by reference from the Company’s 2005 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 10.    EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and executive officers is to be incorporated by reference from the Company’s 2005 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the ownership of our common stock by certain persons is to be incorporated by reference from the Company’s 2005 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between our affiliates and us is to be incorporated by reference from the Company’s 2005 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

*2.1	Third Amendment to Asset Purchase Agreement dated as of September 3, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.
*2.2	Asset Purchase Agreement dated as of April 16, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation.
*2.3	Amendment No. 1 to Asset Purchase Agreement dated as of May 20, 2003, 2003, by and among the Trestle Acquisition Corp., Med Diversified, Inc. and Trestle Corporation.
*2.4	Asset Purchase Agreement dated as of April 10, 2003, by and among the Company, Pepin/Merhi Entertainment, Inc. and Film Library Acquisition Corp.
*3.1(i)	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of Company's Registration Statement No. 33-63363-LA)
*3.2(i)	First Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement No. 33-63363-LA)
*3.3(i)	Certificate of Determination filed with the California Secretary of State of April 15, 1999 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated April 26, 1999)
*3.4(ii)	Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of Company's Registration Statement No. 33-63363-LA)
*3.5(ii)	First Amendment to Second Restated and Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of Company's Registration Statement No. 33-63363-LA)
*4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 of Company's Registration Statement No. 33-63363-LA)
*10.1	1993 Stock Option Plan and Stock Option Agreements (incorporated herein by reference to Exhibit 10.41 of Company's Registration Statement No. 33-63363-LA)
*10.2	Special Salary Reduction Stock Option Plan of 1993 and Stock Option Agreements (incorporated herein by reference to Exhibit 10.42 of Company's Registration Statement No. 33-63363-LA)
*10.3	Profit Sharing Plan and Trust Adoption Agreement (incorporated herein by reference to Exhibit 10.43 of Company's Registration Statement No. 33-63363-LA)
*10.4	1994 Stock Option Plan (incorporated by reference to the Company's 1994 definitive Proxy Statement)
*10.5
Sublease Agreement dated as of November 14, 1995 between the Company and Travelers Management, Inc., a California corporation (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10.6	Warrant Agreement with Michael Doherty dated January 16, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
*10.7	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company's 1997 definitive Proxy Statement)
*10.8	Employment Agreement dated as of April 5, 1999 by and between the Company and Roger A. Burlage (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated April 26, 1999)
*10.9
Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.10
Registration Rights Agreement dated as of June 30, 1999 by and between the Company and Paul Guez (incorporated by reference to Exhibit 10.65 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.11
Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

*10.12	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Jack Zeineh. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated June 3 31, 2003)
*10.13	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Andrew Borsanyi. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 3, 2003)
*10.14
Warrant Agreement dated June 30, 2003, by and between the Company and W-Net, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)

*10.15
Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)

*10.16
Warrant Agreement dated September 26, 2003, by and between the Company and Michael Doherty. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

*10.17	Warrant agreement between the Company and Andrew Borsanyi dated October 31, 2003. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated November 14, 2003)
*10.18	Consulting agreement between the Company and Andrew Borsanyi dated October 31, 2003. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated November 14, 2003)
*10.19	Warrant agreement between the Company and Crosby Haffner dated December 27, 2003. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated December 27, 2003)
*10.20	Consulting agreement between the Company and Crosby Haffner dated December 27, 2003. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated December 27, 2003)
*10.21
Security agreement between Company and Zaykowski Partners, LP dated March 3, 2004. (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

*10.22
Warrant agreement between Company and Zaykowski Partners, LP dated March 3, 2004. (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

*10.23
Convertible promissory note between the Company and Zaykowski Partners, LP dated March 3, 2004. (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

*10.24	Consulting agreement between the Company and Synthetica dated May 18, 2004. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 19, 2004)
*10.25	Employment agreement between the Company and Maurizio Vecchione dated May 18, 2004. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated May 19, 2004)
*10.26	Option agreement between the Company and Maurizio Vecchione dated May 18, 2004. (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated May 19, 2004)
*10.27	Employment agreement between the Company and Barry Hall dated May 18, 2004. (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated May 19, 2004)
*10.28	Option agreement between the Company and Barry Hall dated May 18, 2004. (incorporated by reference to Exhibit 99.5 of the Company's Form 8-K dated May 19, 2004)
*10.29	Consulting agreement between the Company and Michael Doherty dated August 1, 2004. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated September 16, 2004)
*10.30	Consulting agreement between the Company and Doherty and Company, LLC dated September 1, 2004. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated September 16, 2004)
*10.31	Warrant agreement for private placement dated (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated January 24, 2005)
*10.32	Amended unit purchase agreement for private placement (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 24, 2005)

*10.33	Amended private placement memorandum dated (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated January 24, 2005)
*10.34	Asset purchase agreement between the Company and InterScope Technologies, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 24, 2005)
*21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 22 of Company's Registration Statement No. 33-63363-LA)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed.

Reports on Form 8-K
Date
10/1/2004	Press release announcing that it has commenced operations in Europe by retaining a Europe-based sales executive and inking a distribution agreement with Ireland-based SlidePath Ltd.
10/1/2004
On September 30, 2004, the Company held its previously announced conference call during which CEO Maurizio Vecchione and President and CFO Barry Hall discussed strategies and objectives to guide the company and its operations.

10/18/2004
Press release announcing that Dynacare Kasper Medical Laboratories, a full-service laboratory headquartered in Edmonton, Alberta, Canada, is deploying Trestle’s MedMicro solution to provide real-time telepathology and teleconsulting services to doctors and clinics around the province.

10/29/2004
Press release announcing that Trestle will work with Henry Ford Health System (HFHS) to implement and integrate digital-imaging solutions; the HFHS Pathology Laboratory will function as a test site for Trestle’s future products; and the two organizations will fund a Fellowship in the HFHS Pathology Department.

11/10/2004	Press release announcing that it will hold a teleconference to announce the results for the Company’s fiscal year 2004 third quarter ended September 30, 2004.
11/15/2004	Press release announcing reported financial results for the quarter ended September 30, 2004.
11/16/2004
On November 15, 2004, the Company held a conference call during which CEO Maurizio Vecchione and President and CFO Barry Hall discussed the results of operations for the third quarter 2004 and various other topics including operations and company strategy.

11/24/2004	Press release announcing a new digital pathology service platform.
12/10/2004
Press release announcing that West Parry Sound Health Centre (WPSHC), a network of healthcare facilities covering 70,000 people throughout Parry Sound, Muskoka and surrounding communities in Ontario, has deployed its first Trestle internet microscopy solution.

12/14/2004	Press release announcing that it has entered into a non-binding Letter of Intent to acquire the assets of InterScope Technologies, Inc. in exchange for Trestle stock.
12/27/2004	Press release announcing that is has entered into an exclusive distribution agreement with Japan’s Kurabo Industries Ltd.
12/27/2004	On December 27, 2004, the Company issued a press release announcing that it has closed the first tranche of its private placement to institutional and accredited investors.
12/30/2004
Press release announcing that the company has been selected as the primary technology partner for Hawaii Health Systems Corporation (HHSC), a public-benefit company, in a grant project to bring specialized medical service and distance learning statewide to rural, underserved communities in Hawaii.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered accounting firm, billed the Company $78,000 and $146,000 for audit fees during the years ended December 31, 2004 and 2003, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.
Date: March 30, 2005	By:	/s/ MAURIZIO VECCHIONE ----------------------------------------------------------- Name: Maurizio Vecchione Title: Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2005	By:	/s/ BARRY HALL ----------------------------------------------------------- Name: Barry Hall Title: President and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE
/s/ MAURIZIO VECCHIONE ------------------------------------ Maurizio Vecchione	Chief Executive Officer (Principal Executive Officer)	March 30, 2005
/s/ BARRY HALL ------------------------------------ Barry Hall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
/s/ MICHAEL BECICH ------------------------------------ Michael Becich	Director	March 30, 2005
/s/ WILLIAM DALLAS ------------------------------------ William Dallas	Director	March 30, 2005
/s/ MICHAEL DOHERTY ------------------------------------ Michael S. Doherty	Director	March 30, 2005
/s/ GARY GRAY ------------------------------------- Gary M. Gray	Director	March 30, 2005
/s/ ALLON GUEZ ------------------------------------- Allon Guez	Director	March 30, 2005
/s/ CROSBY HAFFNER ------------------------------------ Crosby Haffner	Director	March 30, 2005
/s/ MICHAEL HOPE ------------------------------------ Michael Hope	Director	March 30, 2005

ITEM 7.    FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT ACCOUNTANTS	F-2
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Consolidated Balance Sheets	F-3 to F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trestle Holdings, Inc.
Irvine, California

We have audited the consolidated balance sheets of Trestle Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trestle Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
March 26, 2005

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,371,000	$363,000
Accounts receivable, net of allowance for doubtful accounts of $59,000 and $6,000 in 2004 and 2003, respectively	979,000	505,000
Inventory	550,000	223,000
Prepaid expenses and other assets	85,000	573,000
TOTAL CURRENT ASSETS	3,985,000	1,664,000
Other assets	315,000	535,000
Fixed assets, net of accumulated depreciation of $342,000 and $1,170,000 in 2004 and 2003, respectively	117,000	165,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $395,000 and $158,000 in 2004 and 2003, respectively	335,000	584,000
TOTAL ASSETS	$6,266,000	$4,462,000

See accompanying notes to consolidated financial statements.

(Continued)

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,084,000	$1,068,000
Deferred revenue	377,000	554,000
TOTAL CURRENT LIABILITIES	1,461,000	1,622,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $10 par value, 4,675,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2004 and 2003, respectively, liquidation preference of zero and zero at December 31, 2004 and 2003, respectively	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 6,443,000 and 3,033,000 issued and outstanding at December 31, 2004 and 2003, respectively	6,000	3,000
Additional paid in capital	49,613,000	43,019,000
Deferred stock compensation	(53,000)	(486,000)
Accumulated deficit	(44,761,000)	(39,696,000)
Total stockholders' equity	4,805,000	2,840,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,266,000	$4,462,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2004	2003
REVENUES
Product	$4,347,000	$1,477,000
Software support	460,000	484,000
Total revenues	4,807,000	1,961,000
COST OF SALES	2,243,000	535,000
GROSS PROFIT	2,564,000	1,426,000
OPERATING EXPENSES
Research and development	1,847,000	1,228,000
Selling, general and administrative expenses	5,905,000	3,909,000
Total operating expenses	7,752,000	5,137,000
LOSS FROM OPERATIONS	(5,188,000)	(3,711,000)
Interest income and other, net	123,000	39,000
LOSS FROM CONTINUING OPERATIONS	(5,065,000)	(3,672,000)
Net income from discontinued operations	—	232,000
Gain on sale of discontinued operations	—	1,644,000
Total gain from discontinued operations	—	1,876,000
NET LOSS	(5,065,000)	(1,796,000)
Preferred stock dividends	—	(827,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,065,000)	$(2,623,000)
LOSS PER SHARE OF COMMON STOCK BEFORE DISCONTINUED OPERATIONS—Basic and diluted	$(1.24)	$(2.78)
Discontinued operations	—	1.42
Preferred stock dividends	—	(0.63)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(1.24)	$(1.99)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	4,087,000	1,317,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2002	12,235	12,235,000	455,000	0	26,459,000	0	(37,073,000)	1,621,000

Stock dividends declared	583	583,000					(827,000)	(244,000)
Corporate reorganization	(12,818)	(12,818,000)	2,578,000	3,000	15,386,000			2,571,000
Issuance of warrants and options					1,174,000	(486,000)		688,000
Net loss							(1,796,000)	(1,796,000)
BALANCE, DECEMBER 31, 2003	0	$0	3,033,000	$3,000	$43,019,000	(486,000)	$(39,696,000)	$2,840,000

Issuance of warrants and options					275,000	433,000		708,000
Exercise of options			30,000		19,000			19,000
Beneficial conversion feature on convertible note payable					403,000			403,000
Offering costs					(574,000)			(574,000)
Issuance of common stock on conversion of convertible note payable			220,000		440,000			440,000
Issuance of common stock for cash			3,160,000	3,000	6,031,000			6,034,000
Net loss							(5,065,000)	(5,065,000)
BALANCE, DECEMBER 31, 2004	0	$0	6,443,000	$6,000	$49,613,000	(53,000)	$(44,761,000)	$4,805,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before discontinued operations	$(5,065,000)	$(3,672,000)
Adjustments to reconcile loss before discontinued operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	375,000	222,000
Provision for doubtful accounts	85,000	—
Deferred stock compensation	691,000	688,000
Interest on fixed conversion features	440,000	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(559,000)	(447,000)
Inventory	(327,000)	8,000
Prepaid expenses and other assets	709,000	(294,000)
Income taxes receivable		7,000
Accounts payable and accrued expenses	16,000	(1,714,000)
Deferred revenue	(177,000)	(479,000)
Net cash (used in) continuing operations	(3,812,000)	(5,681,000)
Net cash provided by discontinued operations		1,099,000
Net cash (used in) operating activities	(3,812,000)	(4,582,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(78,000)	(77,000)
Cash paid for acquisition of Trestle	—	(1,175,000)
Net proceeds from divesture of discontinued operations	—	4,221,000
Net cash (used in)/provided by investing activities	(78,000)	2,969,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	19,000	—
Offering costs on issuance of common stock	(574,000)	—
Net proceeds from issuance of common stock	6,034,000	—
Net proceeds from issuance of convertible note payable	420,000	—
Net cash provided by financing activities	5,899,000	—
NET INCREASE/(DECREASE) IN CASH	2,009,000	(1,613,000)
CASH, Beginning of period	363,000	1,976,000
CASH, End of period	$2,371,000	$363,000

	Years Ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$29,000	$39,000
Income taxes	$—	$75,000
NON-CASH FINANCING ACTIVITY:

See Note 2 for disclosure of non-cash financing activities.

See accompanying notes to consolidated financial statements

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — Trestle Holdings (Delaware), Inc. ("Trestle Holdings" or "Company"), through its wholly owned subsidiary, Trestle Acquisition Corp. ("Trestle"), develops and sells digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. Trestle's digital tissue imaging products provide a digital platform to share, store, and analyze tissue images. Trestle's telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On May 20, 2003, Trestle Holdings entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation ("Old Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Old Trestle ("Med"), and two of Med's non-debtor subsidiaries.

On August 29, 2003, a shareholder meeting was held where a plan was approved to reorganize the Company. Under the reorganization plan, the remaining entertainment assets of the Company were sold pursuant to terms entered into April 10, 2003. See discussion of the divestiture in Note 3. In addition, (1) a pro rata cash distribution of $2,000,000 was made to the holders of the Company's preferred stock on or about October 3, 2003; (2) Sunland Entertainment Co., Inc. ("Sunland") officially changed its name to Trestle Holdings, Inc.; and (3) all issued and outstanding shares of the Company's preferred stock were converted into 2,578,000 shares of common stock, giving the Company 3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in operating and capital expenses.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $44,761,000 at December 31, 2004.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are sensitve to change and therefore actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable - The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management’s evaluation of historical and current industry trends. Although the Company expects to fully collect amounts due, actual collections may differ from estimated amounts.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates first-in, first-out method assumption.

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

Goodwill and Other Indefinite Lived Intangibles — In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. No impairment losses were recorded for the years ending December 31, 2004 and 2003.

Revenue Recognition — The Company recognizes revenues associated with the Trestle business on product sales after shipment of the product to the customer and formal acceptance by the customer has been received. Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events: receipt of the product by the customer, installation of the product by the Company and/or training of customer personnel by the Company. For sales to qualified distributors revenues are recognized upon transfer of title which is generally upon shipment. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

The Company recognizes revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements such as consulting services and product maintenance, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed.

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

Stock-Based Compensation— We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148 “Accounting for Stock-based Compensation—Transition and Disclosure” using the intrinsic value method. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant, if the exercise price is less than the fair value of the stock.

We account for equity instruments issued to non-employees in accordance with the provisions SFAS No. 123 “Accounting for Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

The Company recorded no compensation expense for the year ended December 31, 2004 related to the stock option grants. The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense.

	Years Ended December 31,
	2004	2003
Net Loss
As reported	$(5,065,000)	$(2,623,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(591,000)	(199,000)
Pro forma	$(5,656,000)	$(2,822,000)
Loss per share
Basic and diluted EPS as reported	$(1.24)	$(1.99)
Pro forma basic and diluted EPS	$(1.38)	$(2.14)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended December 31, 2004: expected life of option 6.40 years, expected volatility of 131%, risk free interest rate of 4.65% based upon the date of grant and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $1.09 to $2.61, and the weighted average was $1.51.

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the years ended December 31, 2004 and 2003 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits. Concentration of credit risk associated with accounts receivable is significant due to the limited number of customers, as well as their dispersion across geographic areas. The Company performs ongoing credit evaluations of its customers and generally requires partial deposits. Although the Company has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon financial conditions in the healthcare industry.

Financial Instruments —The Company's financial instruments consist of cash, accounts receivable, accounts payable, notes payable and accrued expenses. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152,”Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

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

	Year ended December 31,
	2004	2003
Revenues	$4,807,000	$5,799,000
Cost of Sales	2,243,000	2,180,000
Gross Profit	2,564,000	3,619,000
Operating Expenses	7,629,000	7,355,000
Operating Loss	$5,065,000	$3,736,000

NOTE 3 - DISCONTINUED OPERATIONS

On September 4, 2003, the Company closed the previously reported sale of its remaining entertainment assets to Echo Bridge, LLC, formerly known as Film Library Acquisition Corp., (the “Purchaser”), in exchange for the assumption of certain related liabilities of the Company by the Purchaser and a purchase price of approximately $4,750,000. Of this amount, $750,000 was deposited in escrow for a period of two years following the closing of the transaction, subject to potential claims by the Purchaser against us for breaches of representations and warranties contained in the agreement. Subsequently, the parties agreed to release the escrow. The Company received $250,000 of the $750,000 escrow amount. The purchase price was determined by arms-length negotiation, and the Company recognized a gain on the sale of $1,644,000 during the year ended December 31, 2003. Included in the income from discontinued operations for the years ended December 31, 2004 and 2003, are revenues of zero and $1,839,000, respectively, and income from discontinued operations of zero and $232,000, respectively.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Work-in-process	$438,000	$170,000
Finished goods	168,000	119,000
Reserve for obsolescence	(56,000)	(66,000)
Total	$550,000	$223,000

NOTE 5 - FIXED ASSETS
Depreciation expense was $131,000 and $64,000 in the years ended December 31, 2004 and 2003, respectively. Fixed assets are comprised of the following at December 31, 2004 and 2003.

	Years Ended December 31,
	2004	2003
Furniture, fixtures and equipment	$231,000	$858,000
Leasehold improvements	228,000	477,000
Less accumulated depreciation	459,000 (342,000)	$1,335,000 (1,170,000)
Total	$117,000	165,000

NOTE 6 - INTANGIBLE ASSETS

Amortization expense was $243,000 and $158,000 in the years ended December 31, 2004 and 2003, respectively. Intangible assets are comprised of the following at December 31, 2004 and 2003.

	Years Ended December 31,
	2003	2002
Intangible assets	$730,000	$742,000
Less accumulated amortization	(395,000)	(158,000)
Net intangible assets	$395,000	$584,000

The estimated amortization on these intangible assets for the years ended December 31, 2005, 2006 and 2007 will be $243,000, $152,000 and zero.

NOTE 7 - INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2004 and 2003 consist of the following:

	Years Ended December 31,
	2004	2003
Current	$10,000	$—
Deferred	(920,000)	611,000
Valuation allowance	920,000	(611,000)
Provision for income taxes	$10,000	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2004 and 2003 differ as follows:

	Years Ended December 31,
	2004	2003
Provision computed at the statutory rate	$920,000	$(611,000)
Change in valuation allowance	(920,000)	611,000
Income tax provision (benefit)	$—	$—

The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
Federal net operating loss carryforward	$8,433,000	$7,815,000
State net operating loss carryforward	714,000	1,370,000
Accounts receivable	20,000	152,000
Charitable contributions	3,000	—
Depreciation	110,000	—
Equity based charges	800,000	725,000
Capital loss carryforward	1,356,000	2,328,000
Accrued Vacation	41,000	—
Goodwill	66,000	—
Total deferred tax asset	11,543,000	12,390,000
Goodwill	(85,000)	(12,000)
Deferred state taxes	(498,000)	(498,000)
Total deferred tax liability	(583,000)	(510,000)
Net deferred tax asset	10,960,000	11,880,000
Valuation allowance	$(10,960,000)	$(11,880,000)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2004, the Company has a net operating loss carryforward of approximately $24,800,000 and $8,900,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2004, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future.

NOTE 8 - PREFERRED STOCK

On September 4, 2003, the Company restructured the Company’s capital structure. Under the restructuring, (1) a cash distribution of $2,000,000 was made to the holders' of the Company's Preferred Stock; (2) Sunland officially changed its name to Trestle Holdings, Inc.; and (3) all issued and outstanding shares of the Company's preferred stock including the Series A that was classified as a liability at December 31, 2002 were converted into 2,578,000 shares of common stock, giving the Company 3,033,000 shares of common stock outstanding immediately subsequent to the reorganization.

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

The Series A Preferred Stock is presented as a liability in accordance SFAS No. 150, on the Company's balance sheet, and is not included in stockholders' equity, since, under certain circumstances beyond the control of the Company, the holders of Series A Preferred Stock may redeem the shares in consideration for cash. In order to increase stockholders' equity, in May 2000, the Company allowed holders of Series A Preferred Stock to exchange a portion of their shares for an equivalent number of shares of Series B Convertible Preferred Stock. As described more fully in Note 9, Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock, but is classified as permanent equity. In May 2000, 8,460 shares of Series A Preferred Stock were exchanged for an equivalent number of Series B Preferred shares. In May 2001, approximately 7,500 shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock. In July 2001, the Company purchased 550 shares of Series A Preferred Stock from an affiliate of a company owned by a preferred shareholder, who is also a director of the Company.

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

The Series B Preferred Stock has substantially similar characteristics to those of Series A Preferred Stock. The liquidation provisions of Series B Preferred Stock differ from those of Series A Preferred Stock in that a liquidation event is not deemed to include the Company's sale of all or substantially all of its assets or the acquisition of the Company by another entity by means of merger or consolidation resulting from the transfer of 50% or more of the Company's voting power. At December 31, 2002, the Series B Preferred Stock was convertible into 181,000 shares of the Company's common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

Warrants
During the year ended December 31, 2004, the Company issued 2,123,000 warrants to management, investors and consultants.  The weighted average exercise price of the grants during the year ending December 31, 2004 was $1.98. The vesting periods on these grants range from immediate to 3 years, and the lives range from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $258,000, and recognized compensation expense of $691,000 for the year ended December 31, 2004. Compensation expense is recognized ratably over the term of the related services provided.

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

As partial consideration for entering into a revolving credit facility during the year ended December 31, 2000, the Company granted warrants to a bank to purchase 12,600 shares of common stock at $67.50 per share, of which 12,600 were outstanding at December 31, 2004. These warrants, which had a fair value of $320,000 at the date of grant, are fully vested and expire ten years from their issuance date. The Company recorded the fair value of these warrants as deferred financing costs to be expensed on a straight-line basis over the terms of the related revolving credit facility.

As part of the 1999 Refinancing, the Company granted warrants to purchase 134,462 shares of common stock at prices ranging between $90 to $120 per share, of which 95,821 were outstanding at December 31, 2004. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

As a result of the refinancing that took place in 1999, the Company granted warrants, not covered by the employee stock purchase plans, to purchase 134,462 shares of common stock to certain employees, officers and directors of which 127,212 were outstanding at December 31, 2004. These warrants vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $90 to $120 per share and expire six to eight years from their issuance date.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases —The Company leases office space and office equipment under operating leases expiring through 2007. Future minimum lease payments due under non-cancelable operating leases at December 31, 2004 are as follows:

Years Ended December 31,
2005	$492,000
2006	508,000
2007	2,000
Total minimum lease payments	$1,002,000

    Rent expense charged to operations for the years ended December 31, 2004 and 2003 was $770,000 and $859,000. Rent income from sublease arrangements for the years ended December 31, 2004 and 2003 was $322,000 and $464,000. The Company does not expect significant income from sublease arrangements in the future.

Litigation — The Company is party to legal proceedings, which are routine and incidental to the business. The Company believes these proceedings are without merit and the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurances that such litigation may not arise in the future.

Employment Agreements —  The Company entered into an employment agreement with Maurizio Vecchione, the Company’s Chief Executive Officer, effective as of July of 2004, pursuant to which he is entitled to receive a base salary of $200,000 per year. Mr. Vecchione is also entitled to a guaranteed bonus payable $6,250 per month and an annual incentive bonus of up to $200,000 upon achieving revenue and earnings before interest, depreciation, taxes and depreciation targets ranging between 90% and 150% of budgeted levels. Mr. Vecchione is also entitled to four weeks paid vacation per year and to have his benefits reimbursed. The agreement expires, if not earlier terminated, on December 31, 2006. The Company agreed to appoint Mr. Vecchione to the board of directors and to use its best efforts to cause him to be re-elected during the term of his employment agreement. Mr. Vecchione is entitled to receive one year’s salary and guaranteed bonus if he is terminated or resigns within six months of a change of control of the Company. Mr. Vecchione also received non-plan options to acquire 250,000 shares of common stock at an exercise price of $2.50. The option vests 1/30th per month commencing July 31, 2004, or, to the extent not vested, upon a change of control. The option expires the earlier of the eighth anniversary of the date of grant or five years after fully vesting.

The Company entered into an employment agreement with Barry Hall, the Company’s President and Chief Financial Officer, effective as of July of 2004, pursuant to which he is entitled to receive a base salary of $150,000 per year. Mr. Hall is also entitled to a guaranteed bonus payable $4,166 per month and an annual incentive bonus of up to $150,000 upon achieving revenue and earnings before interest, depreciation, taxes and depreciation targets ranging between 90% and 150% of budgeted levels. Mr. Hall is also entitled to four weeks paid vacation per year and to participate in the employee benefit plan. The agreement expires, if not earlier terminated, on December 31, 2006. Mr. Hall is entitled to receive one year’s salary and guaranteed bonus if he is terminated or resigns within six months of a change of control of the Company. Mr. Hall also received non-plan options to acquire 150,000 shares of common stock at an exercise price of $2.50. The option vests 1/30th per month commencing July 31, 2004, or, to the extent not vested, upon a change of control. The option expires the earlier of the eighth anniversary of the date of grant or five years after fully vesting.

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

The Company entered into an employment agreement with Roger A. Burlage, dated April 7, 1999 which provides that he would serve as the Company's Chairman and Chief Executive for a term of four years. Mr. Burlage was entitled to an annual salary of $500,000, with minimum annual increases of 7.5%. Mr. Burlage was also eligible to receive a discretionary bonus as determined by the Board. As part of the agreement, Mr. Burlage was granted warrants to purchase 40,000 shares of the Company's Common Stock at exercise prices ranging from $90.00 to $120.00 per share, and was to receive up to an additional 20,000 warrants at his election under certain circumstances within one year of the effective date of his employment agreement which did not occur. One half of the original warrants vested upon Mr. Burlage signing the agreement and the balance vest over a three-year period, with 25% vesting on the first anniversary, and 12.5% vesting on each of the second and third anniversaries of the agreement. Mr. Burlage was also entitled to be reimbursed for up to $7,500 per year for country club dues, and to receive all other benefits generally available to the Company's other officers, including participation in stock incentive, retirement, medical, dental and accidental benefit plans, life and disability insurance and vacation. If Mr. Burlage's position was eliminated as a result of a merger or consolidation of the Company, Mr. Burlage would be entitled to terminate his employment within three months of such event and to receive all salary, benefits and emoluments in effect as such date through the remainder of his four-year term. In January of 2003, Mr. Burlage notified the Board of Directors that he intended to resign from his position at the expiration of his contract in April of 2003. On January 15, 2003, the Board of Directors authorized the creation of the Office of the President to provide for a smooth transition during the remainder of Mr. Burlage’s employment term. Mr. Burlage’s employment agreement ended in April 2003.
NOTE 11 - STOCK OPTION PLANS

Stock Option Plans — The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

The Compensation Committee of the Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years. An aggregate of 855,000 shares were reserved under the Plans, of which 67,000 shares were available for future grant at December 31, 2004.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2004, December 31, 2003 and 2002:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2002	163,000	$101.02
Granted	643,000	1.74
Expired	(150,000)	102.31
Canceled	(263,000)	0.54
Balance at December 31, 2003	393,000	$3.48
Granted	382,000	3.81
Exercised	(30,000)	0.62
Balance at December 31, 2004	745,000	$3.80

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.50 - 1.00	290,000	8.67	$0.62	202,000	$0.62
1.01 - 10.00	442,000	9.00	3.97	287,000	3.96
45.00 - 50.00	1,000	5.42	45.00	1,000	45.00
65.00 - 72.50	11,000	4.80	67.45	11,000	67.45
105.00	1,000	3.42	105.00	1,000	105.00
$0.50 - 105.00	745,000	8.80	$3.80	502,000	$4.29
Non-Plan Stock Options— During the year ended December 31, 2004, the Company's issued 400,000 non-plan stock options with a strike price of $2.50 to Maurizio Vecchione and Barry Hall. See Note 10 Employment Agreements for further details.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2004 and 2003 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2004	2003
Weighted average common stock equivalents:
Plan Stock Options	745,000	393,000
Non-Plan Stock Options	400,000	0
Warrants	3,181,000	1,057,000

NOTE 13 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at December 31, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had two customers that accounted for 10% and 8% of the Company’s revenues for the year ended December 31, 2004. As of December 31, 2004, the accounts receivable for these customers as a percentage of the Company’s total accounts receivable was 42% and 16% of respectively.

NOTE 14 - RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the year ended December 31, 2004 and 2003, our Company incurred consulting fees and tax return preparation expenses in the amount of $69,000 and $184,000, respectively. The consulting fees and tax return preparation expenses were charged by Kellogg & Andelson, a Southern California based public accounting firm. Gary Freeman, our former Chief Financial Officer, is currently a Vice President and director of Kellogg & Andelson.

Pursuant to a consulting agreement with our company, our Company paid consulting fees in the amount of $170,000 from November 1, 2003 to July 15, 2004 to Crosby Haffner, who then served as the Company’s Interim President. As compensation for his services as the Company's Interim President, we granted to Mr. Haffner 115,000 warrants with exercise prices between $2.60 and $5.40 per share.

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

Additionally, on September 26, 2003, we granted to Michael Doherty, our Chairman, warrants to purchase 406,714 shares of our common stock at an exercise price of $0.62 per share. Fifty percent of those warrants become exercisable on May 5, 2004 and the remainder will vest in equal monthly installments on the last day of each month over the following 12 months. On August 19, 2004, the Company granted Mr. Doherty a bonus of $150,000 in recognition for his services. During September 2004, the Company entered into an agreement to retain Mr. Doherty's services as Chairman and to pay Mr. Doherty $10,000 per month for ten months starting August 1, 2004.

Certain employees and directors of the Company are affiliated with Doherty & Company, LLC. Michael Doherty, the Chairman of the Company, is the president and controlling member of Doherty & Company, LLC. Crosby Haffner, a director of the Company and formerly the Company’s Interim President, is a Managing Director of Doherty & Company, LLC. Brandon Rockow, a full time employee of the Company who provides support for the Company’s financing, industry research, mergers and acquisitions, and investor relations activities, also maintains his securities license at and consults on specific projects to Doherty & Company, LLC. Tina Maddela, a part time employee of the Company who provides assistance to Roger Burlage, the Company’s former Chairman and Chief Executive Officer, pursuant to Mr. Burlage's employment contract with the Company, is also a part time employee of Doherty & Company, LLC.

Effective September 1, 2004 the Company entered into an agreement to pay Doherty & Company, LLC $10,000 per month for financial advisory services requested from time to time by the Company. Pursuant to this agreement Doherty & Company, LLC provides the Company with various financial advisory services, including but not limited to consulting with respect to proposed financings, advising the Company on potential mergers and acquisitions, and providing the Company with investor relations services. This agreement may be terminated at any time by either party. Prior to this agreement, the Company reimbursed Doherty & Company, LLC $11,250 for overhead incurred in providing administrative services to the Company in connection with the private placement transaction completed by the Company in July 2004. In addition, pursuant to the agreements governing Mr. Doherty’s services as Chairman to the Company, Mr. Doherty is entitled to use up to 3,500 square feet of office space, at the Company's expense, in the Company’s Los Angeles office, in connection with his services as Chairman and other activities. A portion of such space is being used by Doherty & Company, LLC.

Maurizio Vecchione and Barry Hall are principals in Synthetica, Ltd which provided consulting services to the company from May 15, 2004 to July15, 2004. During that time Synthetica was paid $35,913 in fees and expenses reimbursement.

NOTE 16 - SUBSEQUENT EVENT

On January 21, 2005, the Company completed its private placement. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for whole shares only at $1.75 per share. In two closings, the Company sold an aggregate of 2,600,000 units resulting in gross proceeds of $4,550,000 to the Company. The units sold by the Company have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent such registration or an available exemption from registration. The Company has agreed to file a resale registration statement for purpose of registering for resale the shares of common stock forming the units, including the common stock underlying the warrants, not later than January 31, 2005. The funding was over subscribed and the Board of Directors approved the increase in the amount of funding. The investors who invested earlier consented to the increase. The Company paid commission of $19,600 to Scottsdale Capital and $137,597 to T.R. Winston & Company as non-exclusive agents on the funding.

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in operating and capital expenses.