Form 10QSB
period 2005-03-31
TRESTLE HOLDINGS INC
filed 2005-05-16
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23000

Trestle Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 Technology Dr, # 105, Irvine, California 92618
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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2005
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — March 31, 2005 (Unaudited) and December 31, 2004
Consolidated Statements of Operations (Unaudited) — Quarter ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows (Unaudited) — Quarter ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$2,610,000	$2,371,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 and $59,000 at March 31, 2005 and December 31, 2004, respectively	1,450,000	979,000
Inventory	641,000	550,000
Prepaid expenses and other current assets	65,000	85,000
TOTAL CURRENT ASSETS	4,766,000	3,985,000
Fixed assets, net of accumulated depreciation of $371,000 and $342,000 at March 31, 2005 and December 31, 2004, respectively	161,000	117,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $456,000 and $395,000 at March 31, 2005 and December 31, 2004, respectively	1,452,000	335,000
Other assets	178,000	315,000
TOTAL ASSETS	$8,071,000	$6,266,000

See accompanying notes to consolidated financial statements.

	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,117,000	$1,084,000
Deferred revenue	161,000	377,000

TOTAL CURRENT LIABILITIES	1,278,000	1,461,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,000 and 6,443,000 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	8,000	6,000
Additional paid in capital	52,925,000	49,613,000
Deferred stock compensation	(47,000)	(53,000)
Accumulated deficit	(46,093,000)	(44,761,000)
Total stockholders’ equity	6,793,000	4,805,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,071,000	$6,266,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Quarter Ended March 31,
	2005	2004
REVENUES
Product	$1,004,000	$1,174,000
Software support	88,000	169,000
Total revenues	1,092,000	1,343,000
COST OF SALES	792,000	599,000
GROSS PROFIT	300,000	744,000
OPERATING EXPENSES
Research and development	383,000	412,000
Selling, general and administrative expenses	1,294,000	1,479,000
Total operating expenses	1,677,000	1,891,000
LOSS FROM OPERATIONS	(1,377,000)	(1,147,000)
Interest income and other, net	45,000	19,000
NET LOSS	(1,332,000)	(1,128,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,332,000)	$(1,128,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.18)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	7,561,000	3,054,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,332,000)	$(1,128,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	90,000	92,000
Provision for doubtful accounts	5,000	2,000
Deferred stock compensation	29,000	67,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(476,000)	(233,000)
Inventory	(91,000)	50,000
Prepaid expenses and other assets	157,000	200,000
Accounts payable and accrued expenses	33,000	626,000
Deferred revenue	(216,000)	(346,000)
Net cash used in operating activities	(1,801,000)	(670,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(73,000)	(22,000)
Cash paid for acquisition of net assets of InterScope	(178,000)	—
Net cash used in investing activities	(251,000)	(22,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	—	19,000
Offering costs on issuance of common stock	(259,000)	—
Net proceeds from common stock	2,550,000	—
Net proceeds from issuance and conversion of convertible note	—	420,000
Net cash provided by financing activities	2,291,000	439,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	239,000	(253,000)
CASH AND CASH EQUIVALENTS, Beginning of period	2,371,000	363,000
CASH AND CASH EQUIVALENTS, End of period	$2,610,000	$110,000

	Quarter Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$5,000	$19,000
Income taxes	$—	$(4,000)
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
During the first quarter ended March 31, 2005, there was a cashless exercise of 37,000 warrants into 18,000 shares of common stock. Additionally, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $178,000 in cash.

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

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $178,000 in cash. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. For the year ended December 31, 2004, InterScope Technologies reported that they had revenues and net loss of approximately $554,000 and $1.8 million, respectively. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and had an accumulated deficit of approximately $46,093,000 at March 31, 2005.

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

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the March 31, 2005 financial statement presentation. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Stock-Based Compensation— We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as amended by SFAS No. 148 “Accounting for Stock-based Compensation—Transition and Disclosure” using the intrinsic value method. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We account for equity instruments issued to non-employees in accordance with the provisions SFAS No. 123 “Accounting for Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

The Company did not record compensation expense for the quarters ended March 31, 2005 and 2004 related to the issuance of employee stock options. The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense from the issuance of employee stock options.

	Quarters Ended March 31,
	2005	2004
Net loss
As reported	$(1,332,000)	$(1,128,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(126,000)	(49,000)
Pro forma	$(1,458,000)	$(1,177,000)
Loss per share
Basic and diluted EPS as reported	$(0.18)	$(0.37)
Pro forma basic and diluted EPS	$(0.19)	$(0.39)

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the quarters ended March 31, 2005 and 2004 because their effect is anti-dilutive.

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

Financial Instruments —The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying values of cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accountung for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

NOTE 2 - ACQUISITION OF INTERSCOPE

On March 11, 2005, the Company, by and through its wholly-owned subsidiary, Trestle Acquisition Corp., purchased substantially all of the assets of InterScope Technologies, Inc. InterScope’s business was historically in image acquisition. Interscope Technologies developed key software applications for improving the workflow of clinical and biopharma pathology, especially in data management applications for use in anatomic pathology, toxicology and genomic environments. These applications support the direction Trestle has embarked on to deliver integrated solutions and services to pathologists working in clinical and drug development applications. With this acquisition we expect to accelerate the deployment and scaling of such solutions. Interscope’s workflow products should allow us to increase our range of applications.

Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $178,000 in cash and 338,000 shares of the Company’s common stock worth $1,000,000. The Company’s common stock was valued using the Company’s average closing price over the 60 days prior to the signing date of the asset purchase agreement. Additionally, we hired four former InterScope employees.

The total purchase price as allocated to assets and liabilities was based upon estimated fair market values obtained through a valuation by the company. This allocation included the recording of approximately $1,178,000 to identifiable intangible assets to be amortized over 3 years.

The following summarized unaudited pro forma consolidated results of operations reflect the effect of the InterScope as if it had occurred at the beginning of the period presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of the beginning of the periods presented and should not be construed as representative of future operations:

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Revenues	$1,092,000	$1,346,000
Cost of Sales	792,000	599,000
Gross Profit	300,000	747,000
Operating Expenses	1,878,000	2,262,000
Operating Loss	$1,578,000	$1,515,000

NOTE 3 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Work-in-process	$521,000	$438,000
Finished goods	176,000	168,000
Reserve for obsolescence	(56,000)	(56,000)
Total	$641,000	$550,000

NOTE 4 - FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(Unaudited)
Furniture, fixtures and equipment	$305,000	$231,000
Leasehold improvements	227,000	228,000
	532,000	459,000
Less accumulated depreciation	(371,000)	(342,000)
Total	$161,000	$117,000

During the quarter ended March 31, 2004, $1,056,000 of fully depreciated fixed assets were written off.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(Unaudited)
Intangible assets	$1,908,000	$730,000
Less accumulated amortization	(456,000)	(395,000)
Net intangible assets	$1,452,000	$335,000

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(Unaudited)
Accounts payable	$663.000	$540,000
Accrued liabilities	241,000	344,000
Accrued paid time off	157,000	135,000
Accrued other	56,000	65,000
Total	$1,117,000	$1,084,000

NOTE 7 - PRIVATE PLACEMENT

We sold 1,457,000 and 1,143,000 units in a private placement resulting in net proceeds of $2,550,000 and $2,000,000 during the quarters ended March 31, 2005 and December 31, 2004, respectively. On January 21, 2005, the Company completed this private placement. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for shares at $1.75 per share. The Company sold an aggregate of 2,600,000 units resulting in gross proceeds of $4,550,000 to the Company. The Company paid commissions of $19,600 to Scottsdale Capital and $137,597 to T.R. Winston & Company as non-exclusive agents on the funding. These payments were offset against funds received in the offering.

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 2005, the Company granted 1,320,000 warrants and options to investors, management, board members, employees and consultants. The weighted average exercise price of the grants during the quarter was $1.83. The vesting periods on these grants range from immediate to 3 years, with expiration dates ranging from 3 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $29,000 for the quarter ended March 31, 2005.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended March 31, 2005 and 2004 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended March 31,
	2005	2004
Weighted average common stock equivalents:
Stock options	1,263,000	641,000
Warrants	4,343,000	1,066,000

NOTE 10 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at March 31, 2005. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 20%, 14% and 12% of the Company’s revenues for the quarter ended March 31, 2005. At March 31, 2005, accounts receivable from these customers were 13%, 9% and 8% of total accounts receivable.

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

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $178,000 in cash. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. For the year ended December 31, 2004, InterScope Technologies reported that they had revenues and net loss of approximately $554,000 and $1.8 million, respectively. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

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

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

For the Quarter Ended March 31, 2005 and 2004

Results of Operations

Revenues

Revenues were $1,092,000 and $1,343,000 for the quarters ended March 31, 2005 and 2004, respectively. Revenues for the quarters ended March 31, 2005 and 2004 consisted of $1,004,000 and $1,174,000 for product and software sales and $88,000 and $169,000 for software support, respectively. The decrease in revenue is primarily due to a decrease in the sales of our MedReach product and service revenues partially offset by an increase in our MedMicro product.

Cost of Sales

Cost of sales was $792,000 and $599,000 for the quarters ended March 31, 2005 and 2004, respectively. The increase in cost of sales is due to transition from a direct sales force to distributors to whom we sell at a discounted wholesale price.

Research and Development

Research and development expenses were $383,000 and $412,000 for the quarters ended March 31, 2005 and 2004, respectively. The decrease of $29,000 in research and development expenses results from typical quarter to quarter fluctuation. We expect research and development expenses will increase in the future as we develop additional products and improve existing products, including the recently acquired InterScope assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,294,000 and $1,479,000 for the quarters ended March 31, 2005 and 2004, respectively. The decrease of $185,000 resulted from a decrease in selling expense related to a reduction in sales head count and various other fluctuations. We expect selling, general and administrative expenses will increase in the future as we expand our business.

Interest Income, Interest Expense and Other

Interest income and other, net was $45,000 and $19,000 for the quarters ended March 31, 2005 and 2004, respectively, an increase in income $26,000. The increase is principally due to the higher cash balances and lack of interest expense due to a better cash position.

Liquidity and Capital Resources

Net cash used in operating activities was $1,801,000 and $670,000 in the quarter ended March 31, 2005 and 2004, respectively. The increase of $1,131,000 in cash used by operating activities was primarily due to increasing our accounts receivable in the quarter ended March 31, 2005 and a reduction in the amount of accounts payable for the quarter ended March 31, 2005 compared to the prior quarter of the same period.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $46,093,000 at March 31, 2005. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If we are unable to obtain adequate funds if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced. Please see the section below entitled “Risks Related to Our Future Operations.” In May 2005, we announced that we are exploring a range of possible strategic opportunities and alternatives, including acquisitions, joint ventures, capital raises, merger or a possible sale of the Company.

Net cash used in investing activities was $251,000 and $22,000 for the quarter ended March 31, 2005 and 2004, respectively. Investing activities for the quarter ended March 31, 2005 resulted from the purchase of fixed assets and the purchase of substantially all of the assets of InterScope. Investing activities in 2004 principally resulted from the purchase of fixed assets.

Cash provided by financing activities was $2,291,000 and $439,000 for the quarter ended March 31, 2005 and 2004, respectively. During the quarter ended March 31, 2005, we raised proceeds of $2,550,000. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for shares at $1.75 per share. The Company sold an aggregate of 2,600,000 units resulting in gross proceeds of $4,550,000 to the Company of which the $2,000,000 had been received by December 31, 2004. The Company paid commissions of $20,000 to Scottsdale Capital and $138,000 to T.R. Winston & Company as non-exclusive agents on the funding. These payments were offset against funds received in the offering. Additionally, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $178,000 in cash. During March 2004, the Company issued a convertible promissory note in the principal amount of $420,000, which converted in July 2004.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “.. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.. ..” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accountung for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

Risks Related to Our Future Operations

An investment in our common stock involves a high degree of risk. In addition to the other information in this prospectus, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related To Our Business

Uncertainty of Market Acceptance and Product Development.

The market for our technology is relatively new. Our success will depend upon the market acceptance of our various products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

In addition, our products and services require continuing improvement and development. Some of our products and services, whether in the market or in development, may not succeed or may not succeed as intended. As a result, we may need to change our product offerings, discontinue certain products and services or pursue alternative product strategies. There is no assurance that the Company will be able to successfully improve its current products and services or the Company will continue to develop or market some of its products and services.

The Company's initial stored digital tissue imaging product was called MedScan. While achieving its target performance, MedScan was more costly to manufacture than anticipated and as such was never fully commercialized. We are exploring various alternatives to reduce the cost, including outsourcing manufacturing and third party alternatives. We have developed a next generation, lower cost technology that can leverage the existing hardware platform contained in our MedMicro product called DSM. However, there is no assurances that this product at the target price will be acceptable to the market place.

We recently acquired the assets of InterScope Technologies which included data base applications designed to manage digital workflow. We intend to continue developing and commercializing these technologies. We may be unsuccessful in either developing or commercializing these technologies. Even if developed, there is no assurance that these products will be successful.

Our ePathnet.net service is in its early stages. We have some capabilities but intend to expand its service offerings. We might have to outsource some of our development to third parties and this could introduce added costs and time. There is no assurance that we will be able to deliver market requirements on time or budget. If we are unsuccessful our business model may not be viable.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of March 31, 2005, we had an accumulated deficit of approximately $46,093,000, of which approximately $37,635,000 was incurred prior to the acquisition of the assets of Old Trestle. We anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through at least December 2005. However, our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

progress of our research and development efforts,

competing technological and market developments,

commercialization of products currently under development by us and our competitors, and market acceptance and demand for our products and services.

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

The manufacture and sale of our products and services involve the risk of product liability claims. We do not carry product liability insurance; however, the Company is currently seeking to obtain insurance to protect against such claims. However, there is no assurance that such coverage, if obtained, would be adequate to provide for any claims that may arise against us. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products and services from the market or otherwise adversely affect our business and operations. Even in the event that claims are made unsuccessfully, our business may be adversely affected by expenditure of personnel time and legal costs.

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

The Company receives various claims, from time to time, from entities that believe their intellectual property might be infringed by the Company's products and services. While the Company is not currently engaged in any litigation there is a potential risk of such litigation. To resolve such claims, the Company may elect to partner with, license from or outsource some or all of its products and services with entities who hold significant intellectual property, although there is no guarantee that such agreements can be entered into.

The Company has obtained a license from a third party provider of virtual microscopy of certain patents in connection with the Company's ePathNet.net service offering pursuant to which the Company will be required to pay customary royalties. The third party previously advised the Company that it believes that the Company's MedMicro infringes the telepathology claims in these patents. While the Company does not believe its MedMicro product infringes any of these rights, it is negotiating a collaborative agreement with the third party in connection with the Company's development of its next generation digital tissue imaging products.

The Company may decide to upgrade its products and services by changing suppliers of certain key components, hardware or software. This could result in delays, changes in cost structure, pricing and margin pressures. This could also cause changes in manufacturing and distribution strategies. There is no assurance that such changes, if they occur might not affect the Company in a negative way.

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

As part of our strategy, we intend to develop and introduce a number of new products and services. Such products and services are currently in research and development, and we have generated no revenues from such potential products and services and may never generate revenues. A substantial portion of our resources have been and for the foreseeable future will continue to be dedicated to our research programs and the development of products and services. If we do not introduce these new products and services on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer. There is no assurance that we will be able to develop a commercial product from these projects. Our competitors may succeed in developing technologies or products and services that are more effective than ours.

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

If our agreements with third-party vendors are not renewed or the third-party software fails to address the needs of our software products and services, we would be required to find alternative software products and services or technologies of equal performance or functionality. There is no assurance that we would be able to replace the functionality provided by third-party software if we lose the license to this software, it becomes obsolete or incompatible with future versions of our products and services or is otherwise not adequately maintained or updated.

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

Market acceptance of our products and services and products and services under development in countries outside of the U.S. is also dependent on availability of reimbursement within prevailing healthcare payment systems in those countries. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. There is no assurance that we will be able to obtain international reimbursement approvals in a timely manner, if at all. Failure to receive international reimbursement approvals could harm the market acceptance of our products and services in the international markets in which such approvals are sought.

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

The United States Food and Drug Administration (the "FDA") regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of digital image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each digital image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA. Otherwise the product can only be used for educational and research purposes. The process of obtaining required regulatory approval or clearance can be lengthy, expensive and uncertain. Moreover, regulatory clearance or approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Currently, the Company is attempting to obtain the FDA 510(k) certification for medical diagnosis using virtual slides created using technology we acquired from InterScope. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification will be filed with the FDA. There is no assurance that we will be successful in obtaining acceptable results in the study. Additionally, should the study yield acceptable results there is no assurance that the FDA will grant the 510(k) certification. Failure to obtain this certification may limit the use of this product in the market. Additionally, delays in obtaining clearances or approvals will adversely affect our ability to market and sell our image analysis products and services and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

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

In connection with the development of new products and services, we may be required to be in compliance with the quality regulation system, which include production design controls, testing, quality control, storage and documentation procedures. Compliance with quality system regulations is difficult and costly. There is no assurance that we will be able to comply with quality system regulation requirements. If we do not achieve compliance, the FDA may deny marketing clearance which would harm our business. In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.

Risks Related To Registration of Stock

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

The Company recently registered for sale 9,300,221 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants. Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. As of May 15, 2005, the Company has outstanding 8,257,214 shares of common stock, all of which are eligible for sale in the public market, subject to applicable federal securities law restrictions, and warrants and options to acquire an additional 5,605,739 shares of common stock, all of which shares are eligible for resale in the public market after exercise, subject to vesting and applicable federal securities law restrictions.

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

Other factors that could cause such volatility may include, among other things:

actual or anticipated fluctuations in our operating results,

announcements concerning our business or those of our competitors or customers,

changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

announcements of technological innovations,

conditions or trends in the industry,

introduction or withdrawal of products and services,

variation in quarterly results due to the fact our revenues are generated by sales to a limited number of customers which may vary from period to period,

litigation,

patents or proprietary rights,

departure of key personnel,

failure to hire key personnel, and

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

a quarterly variations in operating results;

changes in financial estimates by securities analysts;

changes in market valuations of other similar companies;

announcements by us or our competitors of new products and services or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

additions or departures of key personnel;

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

ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2005, the end of the period covered by this report, members of the Company’s management, including the Company’s Chief Executive Officer, Maurizio Vecchione, and President/Chief Financial Officer, Barry Hall, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Vecchione and Mr. Hall believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
The Company is not currently involved in any material legal proceedings.
ITEM 6.	Exhibits
	31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of Barry Hall, President and Chief Financial Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TRESTLE HOLDINGS, INC.

Date: May 16, 2005	/s/ MAURIZIO VECCHIONE
Name: Maurizio Vecchione
Title: Chief Executive Officer

Date: May 16, 2005	/s/ BARRY HALL_________________________
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.