Form 10QSB
period 2005-06-30
TRESTLE HOLDINGS INC
filed 2005-08-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2005
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — June 30, 2005 (Unaudited) and December 31, 2004
Consolidated Statements of Operations (Unaudited) — Quarter and six months ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,107,000	$2,371,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 and $59,000 at June 30, 2005 and December 31, 2004, respectively	1,179,000	979,000
Inventory	736,000	550,000
Prepaid expenses and other current assets	62,000	85,000
TOTAL CURRENT ASSETS	3,084,000	3,985,000
Fixed assets, net of accumulated depreciation of $415,000 and $342,000 at June 30, 2005 and December 31, 2004, respectively	295,000	117,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $615,000 and $395,000 at June 30, 2005 and December 31, 2004, respectively	1,293,000	335,000
Other assets	178,000	315,000
TOTAL ASSETS	$6,364,000	$6,266,000

See accompanying notes to consolidated financial statements.

	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$994,000	$1,084,000
Deferred revenue	258,000	377,000

TOTAL CURRENT LIABILITIES	1,252,000	1,461,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,000 and 6,443,000 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	8,000	6,000
Additional paid in capital	52,914,000	49,613,000
Deferred stock compensation	(10,000)	(53,000)
Accumulated deficit	(47,800,000)	(44,761,000)
Total stockholders’ equity	5,112,000	4,805,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,364,000	$6,266,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Product	$782,000	$1,252,000	$1,786,000	$2,426,000
Software support	84,000	123,000	172,000	292,000
Total revenues	866,000	1,375,000	1,958,000	2,718,000
COST OF SALES	644,000	606,000	1,436,000	1,205,000
GROSS PROFIT	222,000	769,000	522,000	1,513,000
OPERATING EXPENSES
Research and development	535,000	485,000	918,000	897,000
Selling, general and administrative expenses	1,483,000	1,618,000	2,777,000	3,097,000
Total operating expenses	2,018,000	2,103,000	3,695,000	3,994,000
LOSS FROM OPERATIONS	(1,796,000)	(1,334,000)	(3,173,000)	(2,481,000)
Interest income and other, net	89,000	132,000	134,000	150,000
NET LOSS	$(1,707,000)	$(1,203,000)	$(3,039,000)	$(2,331,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.21)	$(0.39)	$(0.38)	$(0.76)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,000	3,081,000	7,909,000	3,072,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(3,039,000)	$(2,331,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	293,000	186,000
Provision for doubtful accounts	10,000	9,000
Deferred stock compensation	55,000	557,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(210,000)	(488,000)
Inventory	(186,000)	9,000
Prepaid expenses and other assets	160,000	222,000
Accounts payable and accrued expenses	(90,000)	566,000
Deferred revenue	(119,000)	(237,000)
Net cash used in operating activities	(3,126,000)	(1,367,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(251,000)	(16,000)
Cash paid for acquisition of net assets of InterScope	(178,000)	—
Net cash used in investing activities	(429,000)	(16,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	—	19,000
Offering costs on issuance of common stock	(259,000)	—
Net proceeds from committed common stock	—	3,070,000
Net proceeds from common stock	2,550,000	—
Net proceeds from issuance and conversion of convertible note	—	420,000
Net cash provided by financing activities	2,291,000	3,509,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,264,000	2,126,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,371,000	363,000
CASH AND CASH EQUIVALENTS, End of period	$1,107,000	$2,489,000

	Six Months Ended June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$22,000	$(6,000)
Income taxes	$—	$(9,000)
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

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background —Trestle Holdings, Inc. (“Trestle Holdings” or “Company”), through its wholly owned subsidiary, Trestle Acquisition Corp. ("Trestle"), develops and sells digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. Trestle's digital tissue imaging products provide a digital platform to share, store, and analyze tissue images. Trestle's telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle Holdings common stock and $178,000 in cash. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. For the year ended December 31, 2004, InterScope Technologies reported that they had revenues and net loss of approximately $554,000 and $1.8 million, respectively. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and had an accumulated deficit of approximately $47,800,000 at June 30, 2005.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the Company’s recovery is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital or enter into a strategic transaction, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the June 30, 2005 financial statement presentation. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial states reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition — The Company recognizes revenue associated with its business on product sales after shipment of the product to the customer and formal acceptance by the customer has been received. Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events: receipt of the product by the customer, installation of the product by the Company and/or training of customer personnel by the Company. For sales to qualified distributors revenues are recognized upon transfer of title which is generally upon shipment. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

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

Stock-Based Compensation—We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148 “Accounting for Stock-based Compensation—Transition and Disclosure” using the intrinsic value method. Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We account for equity instruments issued to non-employees in accordance with the provisions SFAS No. 123 “Accounting for Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

The Company did not record compensation expense for the quarters ended June 30, 2005 and 2004 related to the issuance of employee stock options. The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense from the issuance of employee stock options.

	Quarters Ended June 30,		Six Months Ended,
	2005	2004	2005	2004
Net loss
As reported	$(1,707,000)	$(1,203,000)	$(3,039,000)	$(2,331,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(125,000)	(75,000)	(251,000)	(124,000)
Pro forma	$(1,832,000)	$(1,278,000)	$(3,224,000)	$(2,455,000)
Loss per share
Basic and diluted EPS as reported	$(0.21)	$(0.35)	$(0.38)	$(0.76)
Pro forma basic and diluted EPS	$(0.22)	$(0.42)	$(0.42)	$(0.80)

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation of basic and diluted earnings per share, for the quarters ended June 30, 2005 and 2004 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements— In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accountung for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.  Management does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

NOTE 2 - ACQUISITION OF INTERSCOPE

On March 11, 2005, the Company, by and through its wholly-owned subsidiary, Trestle Acquisition Corp., purchased substantially all of the assets of InterScope Technologies, Inc. (“InterScope”). InterScope’s business was historically in image acquisition. Interscope Technologies developed key software applications for improving the workflow of clinical and biopharma pathology, especially in data management applications for use in anatomic pathology, toxicology and genomic environments. These applications support the direction Trestle has embarked on to deliver integrated solutions and services to pathologists working in clinical and drug development applications. With this acquisition we expect to accelerate the deployment and scaling of such solutions. Interscope’s workflow products should allow us to increase our range of applications.

Under the terms of the acquisition, we, through our wholly-owned subsidiary, paid the Sellers $178,000 in cash and 338,000 shares of the Company’s common stock valued at $1,000,000. The Company’s common stock was valued using the Company’s average closing price over the 60 days prior to the signing date of the asset purchase agreement. Additionally, we hired four former InterScope employees and its former chairman.

The total purchase price as allocated to assets and liabilities was based upon estimated fair market values. This allocation included the recording of approximately $1,178,000 to identifiable intangible assets to be amortized over 3 years.

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

Six Months Ended June 30, 2005
Revenues	$1,958,000
Cost of Sales	1,436,000
Gross Profit	522,000
Operating Expenses	3,896,000
Operating Loss	$(3,374,000)

NOTE 3 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Work-in-process	$586,000	$438,000
Finished goods	241,000	168,000
Reserve for obsolescence	(91,000)	(56,000)
Total	$736,000	$550,000

NOTE 4 - FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(Unaudited)
Furniture, fixtures and equipment	$444,000	$231,000
Leasehold improvements	266,000	228,000
	710,000	459,000
Less accumulated depreciation	(415,000)	(342,000)
Total	$295,000	$117,000

During the quarter ended June 30, 2004, $1,056,000 of fully depreciated fixed assets were written off.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(Unaudited)
Intangible assets	$1,908,000	$730,000
Less accumulated amortization	(615,000)	(395,000)
Net intangible assets	$1,293,000	$335,000

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(Unaudited)
Accounts payable	$573,000	$540,000
Accrued liabilities	200,000	344,000
Accrued paid time off	165,000	135,000
Accrued other	56,000	65,000
Total	$994,000	$1,084,000

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

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the quarter ended June 30, 2005, the Company granted 325,000 warrants and options to investors, management, board members, employees and consultants. The weighted average exercise price of the grants during the quarter was $1.55. The vesting periods on these grants range from immediate to 3 years, with expiration dates ranging from 3 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $13,000, and recognized compensation expense of $27,000 for the quarter ended June 30, 2005.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for each of the quarters and the six months ended June 30, 2005 and 2004 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common stock equivalents:
Stock options	1,295,000	800,000	1,279,000	717,000
Warrants	4,246,000	1,141,000	4,294,000	1,104,000

NOTE 10 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at June 30, 2005. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 21%, 12% and 12% of the Company’s revenues for the quarter ended June 30, 2005. At June 30, 2005, accounts receivable from these customers were 14%, 16%, and 8% of total accounts receivable.

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

Overview

The Company through its wholly owned subsidiary, Trestle Acquisition Corp. (“Trestle”), develops and sells digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. Trestle's digital tissue imaging products provide a digital platform to share, store, and analyze tissue images. Trestle's telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle Holdings common stock and $178,000 in cash. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. For the year ended December 31, 2004, InterScope Technologies reported that they had revenues and net loss of approximately $554,000 and $1.8 million, respectively. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

Critical accounting policies and estimates

The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements.”

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

The Company assesses the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

For the Quarter Ended June 30, 2005 and 2004

Results of Operations

Revenues

Revenues were $866,000 and $1,375,000 for the quarters ended June 30, 2005 and 2004, respectively. Revenues for the quarters ended June 30, 2005 and 2004 consisted of $782,000 and $1,252,000 for product and software sales and $84,000 and $123,000 for software support, respectively. This decrease in revenue is primarily due to a strategic shift to establishing a dealer network and selling our MedMicro product through this network. This change in channel strategy results in recognizing only the wholesaler prices for the product, which is less than the price to the end user.

Cost of Sales

  Cost of sales was $644,000 and $606,000 for the quarters ended June 30, 2005 and 2004, respectively. The increase in cost of sales is due to the transition from a direct sales force to distributors to whom we sell at a discounted wholesale price.

Research and Development

Research and development expenses were $535,000 and $485,000 for the quarters ended June 30, 2005 and 2004, respectively. The increase of $50,000 in research and development expenses results from typical quarter to quarter fluctuation. We expect research and development expenses will increase in the future as we develop additional products and improve existing products, including the recently acquired InterScope assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,483,000 and $1,618,000 for the quarters ended June 30, 2005 and 2004, respectively. The decrease of $137,000 resulted from typical quarter to quarter fluctuation. We expect selling, general and administrative expenses will increase in the future as we seek to expand our business.

Interest Income, Interest Expense and Other

Interest income and other, net was $89,000 and $132,000 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of $43,000. The decrease is principally due to the reduction in gain from forgiveness of debt partially offset by the higher cash balances and a reduction in interest expense due to an improved cash position.

For the Six Months Ended June 30, 2005 and 2004

Results From Operations

Revenues

Revenues were $1,958,000 and $2,718,000 for the six months ended June 30, 2005 and 2004, respectively. Revenues for the six months ended June 30, 2005 and 2004 consisted of $1,786,000 and $2,426,000 for product sales and $172,000 and $292,000 for software support, respectively. The decrease in revenue is primarily due to a strategic shift to establishing a dealer network and selling our MedMicro product through this network. This change in channel strategy results in recognizing only the wholesaler prices for the product, which is less than the price to the end user.

Cost of Sales

Cost of sales was $1,436,000 and $1,205,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in cost of sales is due to the transition from a direct sales force to distributors to whom we sell at a discounted wholesale price.

Research and Development

Research and development expenses were $918,000 and $897,000 for the six months ended June 30, 2005 and 2004, respectively. The increase of $21,000 in research and development expenses results from typical quarter to quarter fluctuation. We expect research and development expenses will increase as we develop additional products and improve existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,777,000 and $3,097,000 for the six months ended June 30, 2005 and 2004, respectively, a decrease of $320,000. The decrease in selling, general and administrative expenses is principally attributed to typical quarter to quarter fluctuation. We expect selling, general and administrative expenses will increase in the future as we seek to expand our business.

Interest Income, Interest Expense and Other

Interest income, interest expense and other, net was $134,000 and $150,000 for the six months ended June 30, 2005 and 2004, respectively, a decrease of $16,000. The decrease is principally due to the reduction in gain from forgiveness of debt partially offset by the higher cash balances and a reduction in interest expense due to an improved cash position.

Liquidity and Capital Resources

Net cash used in operating activities was $3,126,000 and $1,367,000 in the six months ended June 30, 2005 and 2004, respectively.  The increase of $1,759,000 in cash used by operating activities was primarily due to an increase in the loss from continuing operations of $708,000 and an increase in inventory due to lower than anticipated product sales at the end of the six months ended June 30, 2005.  Additionally, there was a reduction in the amount of deferred compensation expense due to the complete vesting of our Chairman’s warrants for the six months ended June 30, 2005 compared to the same period for the prior year which was a non-cash charge recognized during the period. Finally, during the six months ending June 30, 2004, the company increased accounts payable by $566,000 compared to a decrease of $90,000 for the same period ending June 30, 2005.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $47,800,000 at June 30, 2005. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If we are unable to obtain adequate funds if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced. Please see the section below entitled “Risks Related to Our Future Operations.” In May 2005, we announced that we are exploring a range of possible strategic opportunities and alternatives, including acquisitions, joint ventures, capital raises, merger or a possible sale of the Company.

Net cash used in investing activities was $429,000 and $16,000 for the six months ended June 30, 2005 and 2004, respectively. Investing activities for the six months ended June 30, 2005 resulted from the purchase of fixed assets and cash used in the purchase of substantially all of the assets of InterScope. Investing activities in 2004 principally resulted from the purchase of fixed assets.

Cash provided by financing activities was $2,291,000 and $3,509,000 for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we raised proceeds of $2,550,000. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for shares at $1.75 per share. The Company sold an aggregate of 2,600,000 units resulting in gross proceeds of $4,550,000 to the Company of which the $2,000,000 had been received by December 31, 2004. The Company paid commissions of $20,000 to Scottsdale Capital and $138,000 to T.R. Winston & Company as non-exclusive agents on the funding. These payments were offset against funds received in the placement. Additionally, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $178,000 in cash.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.. ..” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accountung for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

Risks Related to Our Future Operations

Our common stock involves a high degree of risk. In addition to the other information in this Form 10-QSB, you should carefully consider the following risk factors before deciding to invest or continue any investment in our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

The Company's initial stored digital tissue imaging product was called MedScan. While achieving its target performance, MedScan was more costly to manufacture than anticipated and as such was never fully commercialized. We are exploring various alternatives to reduce the cost, including outsourcing manufacturing and third party alternatives. We have developed a next generation, lower cost technology that can leverage the existing hardware platform contained in our MedMicro product called DSM. However, there is no assurance that this product at the target price will be acceptable to the market place.

We recently acquired the assets of InterScope Technologies which included data base applications designed to manage digital workflow. We intend to continue developing and commercializing these technologies. We may be unsuccessful in either developing or commercializing these technologies. Even if developed, there is no assurance that these products will be successful.

Our scanning service is in its early stages. We have some capabilities but intend to expand our service offerings. We might have to outsource some of our development to third parties and this could introduce added costs and time. There is no assurance that we will be able to deliver market requirements on time or budget. If we are unsuccessful our business model may not be viable.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of June 30, 2005, we had an accumulated deficit of approximately $47,800,000, of which approximately $37,635,000 was incurred prior to our current business in telepathology, digital tissue imaging and telemedicine. We anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through at least December 2005. However, our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Our future research and development efforts, in particular, are expected to include development of additional applications of our current products and services and additional product lines including, digital backbone systems and image analysis systems, which will require additional funds. Our recent capital raising activities will not be sufficient to fund our aniticipated spending.

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

progress of our research and development efforts,

competing technological and market developments,

commercialization of products currently under development by us and our competitors, and market acceptance and demand for our products and services.

Additional financing may not be available if needed or on terms acceptable to us. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products and services or eliminate some or all of our development activities. We may also reduce our marketing or other resources devoted to our products and services. Any of these options could reduce our sales growth and result in continued net losses.

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

The Company has obtained a license from a third party provider of virtual microscopy of certain patents in connection with the Company's scanning services offering pursuant to which the Company will be required to pay customary royalties. While the Company does not believe its MedMicro product infringes other company’s rights, it is negotiating a collaborative agreement with the third parties in connection with the Company's development of its next generation digital tissue imaging products.

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

It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace the new technologies offered by our products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization. Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products and services rather than the familiar options and processes they currently use. If we fail to attract additional customers at this early stage, our business and our future growth of our business may suffer.

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

The United States Food and Drug Administration (the “FDA”) regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of digital image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each digital image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA. Otherwise the product can only be used for educational and research purposes. The process of obtaining required regulatory approval or clearance can be lengthy, expensive and uncertain. Moreover, regulatory clearance or approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

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

The Company recently registered for sale 9,300,221 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants. Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. As of August 12, 2005, the Company has outstanding 8,257,214 shares of common stock, all of which are eligible for sale in the public market, subject to applicable federal securities law restrictions, and warrants and options to acquire an additional 5,605,739 shares of common stock, all of which shares are eligible for resale in the public market after exercise, subject to vesting and applicable federal securities law restrictions.

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

Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the Nasdaq SmallCap Market.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of June 30, 2005, the end of the period covered by this report, members of the Company’s management, including the Company’s Chief Executive Officer, Maurizio Vecchione, and President/Chief Financial Officer, Barry Hall, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, Mr. Vecchione and Mr. Hall believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective to ensure that materials required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and includes controls and procedures designed to ensure that such materials are accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 4.	a.	The annual meeting of shareholders of the Company was held on June 16, 2005 (“Annual Meeting”).
b.	The following directors were elected at the Annual Meeting: Michael Becich, William D. Dallas, Michael S. Doherty, Allon Guez, Crosby Haffner, Michael S. Hope, and Maurizio Vecchione.
The vote was as follows:
Director Nominees	For	Withhold
Michael Becich	4,940,339	5,323
William D. Dallas	4,940,339	5,323
Michael S. Doherty	4,936,529	9,133
Allon Guez	4,840,339	105,323
Cosby Haffner	4,939,092	6,570
Michael S. Hope	4,936,529	9,133
Maurizio Vecchione	4,937,756	7,906

c.
At the Annual Meeting, the shareholders considered and voted upon the Amended and Restated 2003 Stock Incentive Plan. The amended plan calls for an increase of maximum number of shares of the Company’s Common Stock that may be issued under the plan from 750,000 shares to 1,750,000 shares. The Amended and Restated 2003 Stock Incentive Plan was approved. The vote was as follows:

For	Against	Abstain	Not Voted
2,656,848	301,403	385,480	1,601,931
ITEM 6.	Exhibits
31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TRESTLE HOLDINGS, INC.

Date: August 15, 2005	/s/ MAURIZIO VECCHIONE
Name: Maurizio Vecchione
Title: Chief Executive Officer

Date: August 15, 2005	/s/ BARRY HALL
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.