Form 10QSB
period 2005-09-30
TRESTLE HOLDINGS INC
filed 2005-11-14
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — September 30, 2005 (Unaudited) and December 31, 2004
Consolidated Statements of Operations (Unaudited) — Quarter and nine months ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2005 and 2004
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$135,000	$2,371,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 and $59,000 at September 30, 2005 and December 31, 2004, respectively	1,120,000	979,000
Inventory	645,000	550,000
Prepaid expenses and other current assets	24,000	85,000
TOTAL CURRENT ASSETS	1,924,000	3,985,000
Fixed assets, net of accumulated depreciation of $214,000 and $342,000 at September 30, 2005 and December 31, 2004, respectively	172,000	117,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $774,000 and $395,000 at September 30, 2005 and December 31, 2004, respectively	1,134,000	335,000
Other assets	175,000	315,000
TOTAL ASSETS	$4,919,000	$6,266,000

See accompanying notes to consolidated financial statements.

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,064,000	$1,084,000
Deferred revenue	223,000	377,000

TOTAL CURRENT LIABILITIES	1,287,000	1,461,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,000 and 6,443,000 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	8,000	6,000
Additional paid in capital	52,914,000	49,613,000
Deferred stock compensation	(6,000)	(53,000)
Accumulated deficit	(49,284,000)	(44,761,000)
Total stockholders’ equity	3,632,000	4,805,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,919,000	$6,266,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Product	$754,000	$720,000	$2,540,000	$3,146,000
Software support	125,000	85,000	297,000	377,000
Total revenues	879,000	805,000	2,837,000	3,523,000
COST OF SALES	544,000	368,000	1,980,000	1,573,000
GROSS PROFIT	335,000	437,000	857,000	1,950,000
OPERATING EXPENSES
Research and development	555,000	421,000	1,473,000	1,318,000
Selling, general and administrative expenses	1,262,000	1,526,000	4,039,000	4,623,000
Total operating expenses	1,817,000	1,947,000	5,512,000	5,941,000
LOSS FROM OPERATIONS	(1,482,000)	(1,510,000)	(4,655,000)	(3,991,000)
Interest income/(expense) and other, net	(2,000)	(231,000)	132,000	(81,000)
NET LOSS	$(1,484,000)	$(1,741,000)	$(4,523,000)	$(4,072,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.18)	$(0.34)	$(0.56)	$(1.09)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,000	5,066,000	8,025,000	3,737,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(4,523,000)	$(4,072,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	495,000	279,000
Provision for doubtful accounts	80,000	18,000
Interest on fixed conversion features	—	440,000
Deferred stock compensation	59,000	650,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(221,000)	(272,000)
Inventory	(95,000)	(726,000)
Prepaid expenses and other assets	201,000	800,000
Accounts payable and accrued expenses	(20,000)	(68,000)
Deferred revenue	(154,000)	(218,000)
Net cash used in operating activities	(4,178,000)	(3,169,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(171,000)	(27,000)
Cash paid for acquisition of net assets of InterScope	(178,000)	—
Net cash used in investing activities	(349,000)	(27,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	—	19,000
Offering costs on issuance of common stock	(259,000)	(574,000)
Net proceeds from common stock	2,550,000	3,869,000
Net proceeds from issuance and conversion of convertible note	—	420,000
Net cash provided by financing activities	2,291,000	3,734,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	2,236,000	538,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,371,000	363,000
CASH AND CASH EQUIVALENTS, End of period	$135,000	$901,000

	Nine Months Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$24,000	$0
Income taxes	$—	$(9,000)
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

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and had an accumulated deficit of approximately $49,284,000 at September 30, 2005.

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

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the September 30, 2005 financial statement presentation. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial states reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

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

The Company did not record compensation expense for the quarters ended September 30, 2005 and 2004 related to the issuance of employee stock options. The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense from the issuance of employee stock options.

	Quarters Ended September 30,		Nine months Ended,
	2005	2004	2005	2004
Net loss
As reported	$(1,484,000)	$(1,741,000)	$(4,523,000)	$(4,072,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(125,000)	(339,000)	(376,000)	(463,000)
Pro forma	$(1,609,000)	$(2,080,000)	$(4,899,000)	$(4,535,000)
Loss per share
Basic and diluted EPS as reported	$(0.18)	$(0.34)	$(0.56)	$(1.09)
Pro forma basic and diluted EPS	$(0.19)	$(0.41)	$(0.61)	$(1.21)

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation of basic and diluted earnings per share, for the quarters ended September 30, 2005 and 2004 because their effect is anti-dilutive.

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

Financial Instruments—The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying values of cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements— In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after September 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after September 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

Nine Months Ended September 30, 2005
Revenues	$2,837,000
Cost of Sales	1,980,000
Gross Profit	857,000
Operating Expenses	5,713,000
Operating Loss	$(4,856,000)

NOTE 3 - ACCOUNTS RECEIVABLE

We use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The factor agreement provides that Trestle can borrow an amount up to 80% of the value of its approved factored customer invoices. In the event the account debtor does not pay within ninety days, Trestle may be required to repurchase the invoice. As of September 30, 2005, the factor holds $149,000 of accounts receivable purchased from us and has made advances to us of $119,000 against those receivables.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Work-in-process	$530,000	$438,000
Finished goods	206,000	168,000
Reserve for obsolescence	(91,000)	(56,000)
Total	$645,000	$550,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(Unaudited)
Furniture, fixtures and equipment	$347,000	$231,000
Leasehold improvements	39,000	228,000
	386,000	459,000
Less accumulated depreciation	(214,000)	(342,000)
Total	$172,000	$117,000

During the quarters ended September 30, 2005 and 2004, $227,000 and $1,056,000 of fully depreciated fixed assets were written off, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(Unaudited)
Intangible assets	$1,908,000	$730,000
Less accumulated amortization	(774,000)	(395,000)
Net intangible assets	$1,134,000	$335,000

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(Unaudited)
Accounts payable	$696,000	$540,000
Accrued liabilities	218,000	344,000
Accrued paid time off	128,000	135,000
Accrued other	22,000	65,000
Total	$1,064,000	$1,084,000

NOTE 8 - PRIVATE PLACEMENT

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

During the quarter ended September 30, 2005, the Company granted 190,000 options to investors, management, board members, employees and consultants. The weighted average exercise price of the grants during the quarter was $0.79. The vesting periods on these grants range from immediate to 3 years, with expiration dates ranging from 3 to 10 years. To account for such grants to non-employees, we recorded deferred stock compensation of zero, and recognized compensation expense of $3,000 for the quarter ended September 30, 2005 in relationship to warrants previously granted.

NOTE 10 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for each of the quarters and the nine months ended September 30, 2005 and 2004 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common stock equivalents:
Stock options	1,645,000	1,051,000	1,401,000	828,000
Warrants	4,253,000	2,199,000	4,280,000	1,469,000

NOTE 11 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at September 30, 2005. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 13%, 11% and 8% of the Company’s revenues for the year to date through September 30, 2005.  At September 30, 2005, the Company had balances from three customers which amounted to 28%, 12%, and 11% of total accounts receivable.

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

For the Quarter Ended September 30, 2005 and 2004

Results of Operations

Revenues

Revenues were $879,000 and $805,000 for the quarters ended September 30, 2005 and 2004, respectively. Revenues for the quarters ended September 30, 2005 and 2004 consisted of $754,000 and $720,000 for product and software sales and $125,000 and $85,000 for software support, respectively. This increase in revenues related to product and software sales is primarily due greater unit volume sales of products partially offset by lower price resulting from a strategic shift to establishing a dealer network and selling our MedMicro product through this network. This change in channel strategy results in recognizing only the wholesaler prices for the product, which is less than the price to the end user. The increase in software support revenue is the result of a higher number of systems currently in operation requiring support.

Cost of Sales

Cost of sales was $544,000 and $368,000 for the quarters ended September 30, 2005 and 2004, respectively. The increase in cost of sales is due to the transition from a direct sales force to distributors to whom we sell at a discounted wholesale price.

Research and Development

Research and development expenses were $555,000 and $421,000 for the quarters ended September 30, 2005 and 2004, respectively. The increase of $134,000 in research and development expenses results from typical quarter to quarter fluctuation and the acquisition of InterScope. We expect research and development expenses will increase in the future as we develop additional products and improve existing products, including the recently acquired InterScope assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,262,000 and $1,526,000 for the quarters ended September 30, 2005 and 2004, respectively. The decrease of $264,000 resulted from quarter to quarter fluctuation and certain headcount reductions that took effect during the quarter ending June 30, 2005. Additionally, late in the quarter ending September 30, 2005, the Company implemented certain cost reduction measures including a further reduction in headcount and a voluntary reduction in the salaries of senior management. Based on these reductions, we expect selling, general and administrative expenses to further decrease.

Interest Income, Interest Expense and Other

Interest income/(expense) and other, net was ($2,000) and ($231,000) for the quarters ended September 30, 2005 and 2004, respectively, a decrease in expense of $229,000. The decrease is principally due to the reduction in the interest from the beneficial conversion feature of the convertible note.

For the Nine Months Ended September 30, 2005 and 2004

Results From Operations

Revenues

Revenues were $2,837,000 and $3,523,000 for the nine months ended September 30, 2005 and 2004, respectively. Revenues for the nine months ended September 30, 2005 and 2004 consisted of $2,540,000 and $3,146,000 for product sales and $297,000 and $377,000 for software support, respectively. The decrease in revenue is primarily due to a strategic shift to establishing a dealer network and selling our MedMicro product through this network. This change in channel strategy results in recognizing only the wholesaler prices for the product, which is less than the price to the end user.

Cost of Sales

Cost of sales was $1,980,000 and $1,573,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in cost of sales is due to the transition from a direct sales force to distributors to whom we sell at a discounted wholesale price.

Research and Development

Research and development expenses were $1,473,000 and $1,318,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase of $155,000 in research and development expenses results from typical quarter to quarter fluctuation and the acquisition of InterScope. We expect research and development expenses will increase as we develop additional products and improve existing products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,039,000 and $4,623,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $584,000. The decrease resulted from quarter to quarter fluctuation and certain headcount reductions that took effect during the quarter ending June 30, 2005. Additionally, late in the quarter ending September 30, 2005, the Company implemented certain cost reduction measures including a further reduction in headcount and a voluntary reduction in the salaries of senior management. Based on these reductions expect selling, general and administrative expenses to further decrease.

Interest Income, Interest Expense and Other

Interest income/(expense) and other, net was $132,000 and ($81,000) for the nine months ended September 30, 2005 and 2004, respectively, a change of $213,000. The change was principally due to the reduction in gain from forgiveness of debt partially, reduction in interest from the beneficial conversion feature of the convertible note, interest from the higher cash balances and a reduction in interest expense due to an improved cash position.

Liquidity and Capital Resources

Net cash used in operating activities was $4,178,000 and $3,169,000 in the nine months ended September 30, 2005 and 2004, respectively. The increase of $1,009,000 in cash used by operating activities was primarily due to an increase in the loss from continuing operations of $551,000 and an increase in inventory due to an increased number of product models being sold during the nine months ended September 30, 2005.  Additionally, there was a reduction in the amount of deferred compensation expense due to the complete vesting of our Chairman’s warrants for the nine months ended September 30, 2005 compared to the same period for the prior year which was a non-cash charge recognized during the period. Finally, during the nine months ending September 30, 2005, the company decreased prepaid assets and deposits by $201,000 compared to a decrease of $800,000 for the same period ending September 30, 2004.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $49,284,000 at September 30, 2005. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue our operations, or if our current level of operations change, the Company will be required to secure additional working capital, by way of equity or debt financing, or otherwise, to sustain continuing operations. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If we are unable to obtain adequate funds if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced. Please see the section below entitled “Risks Related to Our Future Operations.” In May 2005, we announced that we are exploring a range of possible strategic opportunities and alternatives, including acquisitions, joint ventures, capital raises, merger or a possible sale of the Company.

Net cash used in investing activities was $349,000 and $27,000 for the nine months ended September 30, 2005 and 2004, respectively. Investing activities for the nine months ended September 30, 2005 resulted from the purchase of fixed assets and cash used in the purchase of substantially all of the assets of InterScope. Investing activities in 2004 principally resulted from the purchase of fixed assets.

Cash provided by financing activities was $2,291,000 and $3,734,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we raised proceeds of $2,550,000. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for shares at $1.75 per share. The Company sold an aggregate of 2,600,000 units resulting in gross proceeds of $4,550,000 to the Company of which the $2,000,000 had been received by December 31, 2004. The Company paid commissions of $20,000 to Scottsdale Capital and $138,000 to T.R. Winston & Company as non-exclusive agents on the funding. These payments were offset against funds received in the placement. Additionally, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $178,000 in cash.

In order to provide access to cash to fund the companies operations, on September 19, 2005, the Company entered into stock purchase agreements with SBI Brightline XII LLC and Bristol Investment Fund, Ltd. The agreements obligate SBI and Bristol to purchase, upon Trestle’s election, up to 3,375,000 shares of common stock for an aggregate purchase price of $3.0 million. Additionally, SBI and Bristol will be issued up to 1,012,500 warrants exercisable for shares of common stock in the range of $0.70 to $0.95. If fully exercised, the warrants will provide the Company with an additional $843,750 in cash. The agreements require registration of the underlying shares with the Securities and Exchange Commission, which is expected to be completed during the fourth quarter of 2005. The SBI and Bristol agreements provide financing at the Company’s election, without resets or pricing adjustments. On November 11, 2005, the board of directors authorized management to terminate the agreements and to seek replacement financing. If the Company is unable to complete an alternative transaction, the Company will be required to significantly curtail its operations.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.. ..” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after September 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after September 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after September 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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

We have a history of incurring losses from operations. As of September 30, 2005, we had an accumulated deficit of approximately $49,284,000, of which approximately $37,635,000 was incurred prior to our current business in telepathology, digital tissue imaging and telemedicine. We anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through at least December 2005. However, our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Our future research and development efforts, in particular, are expected to include development of additional applications of our current products and services and additional product lines including, digital backbone systems and image analysis systems, which will require additional funds. Our recent capital raising activities will not be sufficient to fund our anticipated spending.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2005, the end of the period covered by this report, members of the Company’s management, including the Company’s Chief Executive Officer, Maurizio Vecchione, and President/Chief Financial Officer, Barry Hall, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, Mr. Vecchione and Mr. Hall believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective to ensure that materials required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and includes controls and procedures designed to ensure that such materials are accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2006. The Company is currently in the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for its fiscal year ending September 30, 2006.

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

TRESTLE HOLDINGS, INC.

Date: November 14, 2005	/s/ MAURIZIO VECCHIONE
Name: Maurizio Vecchione
Title: Chief Executive Officer

Date: November 14, 2005	/s/ BARRY HALL
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.