Form 10KSB
period 2005-12-31
TRESTLE HOLDINGS INC
filed 2006-03-31
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

COMMON STOCK, NO PAR VALUE
(Title of class)

Check whether the issuer is not required to file a report pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]   No [X]

State issuer's revenue for its most recent fiscal year: $4,007,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 27, 2006, is: $1,899,000

State the number of shares outstanding of each of issuer's classes of common equity, as of March 14, 2006: 8,257,214

Transitional Small Business Disclosure Format: Yes:  [ ]    No:  [X]

Documents Incorporated By Reference
The following documents are incorporated by reference into this report: Portions of the Company’s Definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders subsequent to the date hereof are incorporated by reference in Part III of this Form 10-KSB. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s year end of December 31, 2005.

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

PART I

ITEM 1.    BUSINESS

Trestle Holdings, Inc. ("Trestle Holdings" or "Company"), develops and sells digital tissue imaging products and solutions for improved workflow, analysis and data mining in support of pathology in clinical and biopharmaceutical applications. Trestle also develops and sells telemedicine applications which link disbursed users in the healthcare market. Our digital tissue imaging products, MedMicroTM and DSM TM, provide a digital platform to share, store, and analyze tissue images. Trestle's MedReach TM product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients. Products currently under development for our Xcellerator TM service platform will provide digital workflow applications and services, image acquisition and digitization services, data warehousing services and data mining applications and services for tissue informatics in support of drug safety, drug discovery, and drug development in biopharmaceutical applications as well as certain clinical applications.

    Our customers include some of the world's leading pharmaceutical, research and healthcare organizations. We have only sold a limited amount of our products to customers and have not generated significant revenues to date. Our top customers are by industry are:

•	Pharmaceutical - Pfizer, GlaxoSmithKline, Sanofi-Aventis, Merck, Abbott Laboratories, Wyeth Pharmaceuticals, and Boston Scientific.
•
Clinical - University of Pittsburgh Medical Center, Armed Forces Institute of Pathology, Baylor University Medical Center, Walter Reed Army Medical Center, Clarient, and University of Southern California.

•	Telemedicine - Hawaii Health Systems, MeduNet, St. Joseph’s Healthcare, Wexford Health, Scott & White Hospitals, and Louisiana Telemedicine Consortium.

    In May 2005, Trestle announced it was exploring a range of possible strategic opportunities and alternatives, including a merger or possible sale of the Company. On February 27, 2006, the Company borrowed $250,000 from Clarient, Inc. to be used for working capital purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.” The loan is secured by substantially all of the Company’s assets and was provided in connection with certain exploratory strategic discussions between the parties but there is no assurance that any such discussions will be consummated.

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

SL50 Slide Loader System TM - Trestle's SL50 Slide Loader System allows remote, unattended access to up to 50 glass slides. This provides remote users with the ability to review multiple slides without the need for an attendant at the MedMicro device location. By automating the slide loading and unloading process, the pathologist has the flexibility to work with a large, virtual catalog of slides at any time.

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

MedReach

MedReach consists of proprietary software that integrates videoconferencing, clinical devices, medical images and patient data. MedReach allows healthcare providers to remotely examine, diagnose, and treat patients and enables improved service, increased patient traffic and improved patient access to specialists. MedReach was first released commercially in 1998. Although MedReach represented a significant percent of Trestle’s historical revenues, the Company has focused its marketing efforts in favor of its telepathology products, which are experiencing stronger growth. As a result, MedReach sales may decrease.

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

InterScope

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in cash. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. As a result of this transaction we anticipate that both research and development and selling, general and administrative expense will increase from their current levels.

InterScope had been developing a family of database applications designed to manage a digital workflow for anatomic pathology, quality control & peer review, toxicology and educational and reference users. Trestle intends to commercialize these applications in support of a newly created data mining and tissue informatics offering. It is anticipated that such new product will be licensed to end users as software applications as well as integrated into our Xcellerator service platform. However there can be no assurances that the Company will be successful in integrating, completing or commercializing such applications.

Xcellerator

The Company announced, in November 2004, the introduction of a service platform under the name of Xcellerator. The service platform provides image acquisition and digitization services. We plan to expand the service platform capabilities in the area of digital workflow; data warehousing; and data mining for tissue informatics in support drug safety, drug discovery, drug development in biopharmaceutical as well as certain clinical applications. However, there can be no assurances that we will be successful in developing and expanding this service platform product at a price and level of performance that would be acceptable to the market place or profitable

The current Xcellerator image acquisition service offers the digitization of whole-glass slides and their remote viewing through the internet. Xcellerator is designed to address the efforts of clinical laboratories and drug-development organizations to reduce the time and cost associated with processing and analyzing tissue slides, normally viewed under a microscope. The Company’s planned expansion of the Xcellerator platform into data-mining functions is expected to support digital archival functions to enhance workflow through such features as rapid side-by-side comparison, search and retrieval of digital archives and support for computer-assisted analysis in quantitative histo-pathology as well as reporting and interfaces into Laboratory Information Systems (“LIS”).

With Xcellerator, pathologists will be able to send Trestle their prepared tissue samples on glass slides, which will be converted to high-resolution digital slides which can be manipulated and viewed using the system’s on-line virtual microscopy functions. The digital slides can be stored on Trestle’s secure servers and are accessible via the internet for search, review, downloading and analysis. Xcellerator offers users control over the digital slides they view online, such as indexing, annotation, searching and image processing functions.

The Company offers the service platform as an “onsite” service with equipment on the premises of its customers or an “offsite” service, with the equipment outsourced to the Company’s facility. To date the Company has had minimal sales of its Xcellerator products.

Product Distribution

The Company sells its products either directly to end users and through exclusive distributors depending on the application and the geographical location of the customer. Generally, qualified distributors are already in the business of either selling bright field microscopes or equipment for medical analysis. Under the terms of the Company’s standard distribution agreements, distributors are assigned exclusive territories or markets and, in turn, commit to purchasing a minimum amount of Trestle products on either a quarterly or monthly basis.

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

In toxicology studies related to drug discovery and development tissue samples are placed on glass slides. Currently, most tissue samples have been reviewed by pathologists using traditional bright field microscopes. These reviews occur relying on expertise dispersed across global sites and are often outsourced to third parties called Clinical Research Organizations (CRO). Furthermore, there are few standardized quality control, common assessment measurement, and Good Laboratory Practice (GLP) compliant devices supporting these reviews. Reports are then generated manually and slides are reviewed by multiple pathologists for peer review, quality control, and consultative second opinions. These studies typically span various animal species and organ types requiring specialized expertise, and include studies in Safety Pharmacology, Toxico- and Pharmacokinetic, Single and Repeated Dose Studies, Toxicity, Local Tolerance Studies, Genotoxicity Studies, Carcinogenicity Studies, Reproduction Toxicity Studies and certain specialized studies for special purpose drugs (such as pediatric). Each of these studies produces raw data in the form of tissue samples. Studies fall broadly into two categories, pre-clinical and clinical. During the pre-clinical phases (animal studies) the studies are investigating short-term toxicity to determine if a drug is safe for clinical trials (non-GLP studies). During the clinical phases, the studies typically focus on long-term toxicity (GLP studies). It is estimated that each drug in pre-clinical animal studies generates approximately 10,000 slides for peer review.

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

Workflow

Pathologists work predominantly with traditional microscopes. Microscopes are both ergonomically inefficient and make cross-referencing images and other data difficult. Trestle's products under development will enable a pathologist to view multiple diagnostic-quality images and associated information simultaneously. Additionally, Trestle’s service offerings product, such as Xcellerator, could facilitate data mining of information designed to support drug discovery, drug development and drug safety and quantitative assays in support of quantitative histopathology.

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

Live and stored digital tissue imaging each have their strengths and weaknesses, with each serving particular needs in the pathology workplace. With MedMicro, DSM, InterScope, and Xcellerator, Trestle will have products and services that will address both applications. Taken together, they provide the foundation for a fully digital environment that combines live virtual microscopy and stored virtual microscopy to deliver a comprehensive solution for digital microscopy.

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

Additionally the Company expanded the service platform capabilities in the area of digital workflow; data warehousing; and data mining for tissue informatics in support drug safety, drug discovery, drug development in biopharmaceutical as well as certain clinical and educational applications.

The Xcellerator offering is positioned as a service platform and the Company expects to continually upgrade the capabilities and features of this service platform according to a multi-year development program. At this time the initial capabilities of the Xcellerator services focus on the digitization of whole-glass slides and their remote viewing across the internet. Additionally, digital tissue imaging devices for pathology are increasingly specialized and optimized for specific applications. Xcellerator offers customers a way to select technologies to best fit their needs.

InterScope

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc.
InterScope had been developing a family of database applications designed to manage a digital workflow for anatomic pathology, quality control & peer review; toxicology and educational and reference users. Trestle intends to commercialize these applications in support of a newly created data mining and tissue informatics offering. It is anticipated that such new product will be licensed to end users as software applications as well as integrated into our Xcellerator service platform

Telemedicine Products

The Company's telemedicine product, MedReach, consists of proprietary software which integrates videoconferencing, clinical devices, medical images and patient data. MedReach enables healthcare organizations to remotely examine, diagnose and treat patients and allows improved service and increased patient traffic with minimal additional personnel or facilities. Recently, the Company released its new MedReach platform to make the platform more stable and less dependent on third-party software providers.

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

Our competitors in the digital tissue imaging market include, Aperio, Applied Imaging, Apollo Telemedicine, Bacus Labs, BioImagen, Clarient, D-metrix, Hamamatsu, Medical Solutions, Nikon, Olympus-SIS, and Zeiss.

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

Currently, the Company is attempting to obtain the FDA 510(k) certification for its Xcellerator product. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification was filed with the FDA. In January 2006, the Company received notification that its pre-market notification or 510(k) with the US Food and Drug Administration (FDA) for clearance of its digital pathology whole-slide imaging System as a Class II device last November had been denied. The FDA stated that it was seeking additional information related to the specificity and sensitivity of the clinical data submitted. The Company believes that it can supply such information and intends to submit a restated notification to the FDA.

The original submission sought to qualify the use of the Company’s proprietary and patented technology for performing primary clinical diagnoses as substantially equivalent to other devices used for this purpose. To date, this and other digital pathology imaging systems available in the market have been limited to usage only in the areas of research, education and in performing secondary diagnostic consultations. Further, the submission covered the complete imaging System including Trestle’s image capture hardware device and its intelligent software drivers. These software applications include a patented Region of Interest Detection technology, a Focal Mapping technology and a Digital Image Archiving and Clinical Workflow Management technology. Trestle intends to make additional equivalency submissions in the future to allow similar clearance for other imaging platforms in its product portfolio.

There can be no assurances that we will be successful in submitting a restated certification or in obtaining the 510(k) certification. Failure to obtain this certification may limit the use of this product in the market. Additionally, delays in obtaining clearances or approvals will adversely affect our ability to market and sell our image analysis products and services and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

Intellectual Property

Trestle has four issued and fifteen pending patents on its products, including SmartFocusTM, a continuous focus system improving the capture of accurate, in-focus tissue sample information at sub-micron resolution despite sample variations and defects, and while maintaining high speed. We also rely on trade secrets and proprietary know-how that we seek to protect, including with confidentiality agreements.

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

Employees

The Company currently has 17 full-time employees.

Risk Factors

The following important factors, and the important factors described elsewhere in the this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, opertations, results or financial condition.

We May Have Insufficient Resources to Continue Operations.

At December 31, 2005, we had cash and cash equivalents of $305,000. The Company has suffered and continues to suffer recurring losses from operations. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimal level. In February 2006, in connection with certain exploratory strategic discussions we borrowed $250,000 from Clarient, Inc., secured by our accounts receivable, inventory and intellectual property. This loan matures on May 30, 2006 subject to earlier maturity under certain circumstances. Unless we receive additional liquidity from new purchase orders, or obtain additional capital or loans or sell or license assets, we may not have sufficient liquidity to fund our operations beyond May 2006. In such event, we may be required to seek to reorganize our buiness or discontinue operations and liquidate our assets.

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

Our Xcellerator service is in its early stages of product introduction and to date we have had limited sales of this product. In order for the Xellerator to be successful in the market we believe we will have to expand it capabilities. In order to achieve this we might have to outsource some of our development to third parties and this could introduce added costs and time. There can be no guarantees that we will be able to deliver market requirements on time or budget. If we are unsuccessful the Xcellerator product may not be viable.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of December 31, 2005, we had an accumulated deficit of approximately $50,325,000, of which approximately $37,635,000 was incurred prior to the acquisition of the predecessors to Trestle. We anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through at least June 2006. Our independent auditors have expressed that substantial doubt exists about the Company’s ability to continue as a going concern. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. The Company is dependant on orders, continued financing or the completion of a strategic transaction to maintain solvency. If we do achieve profitability in any future period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Currently, the Company is attempting to obtain the FDA 510(k) certification for its InterScope machine. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification was filed with the FDA. There can be no assurances that we will be successful in obtaining acceptable results in the study. Additionally, should the study yield acceptable results there can be no assurance that the FDA will grant the 510(k) certification. Failure to obtain this certification may limit the use of this product in the market. Additionally, delays in obtaining clearances or approvals will adversely affect our ability to market and sell our image analysis products and services and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

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

In connection with the development of new products and services, we may be required to be in compliance with the quality regulation system, which include production design controls, testing, quality control, storage and documentation procedures. Compliance with quality system regulations is difficult and costly. We cannot assure you that we will be able to comply with quality system regulation requirements. If we do not achieve compliance, the FDA may deny marketing clearance which would harm our business. In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. Currently, the Company is attempting to obtain the FDA 510(k) certification for its Xcellerator product. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification was filed with the FDA. In January 2006 the Company received notification that its pre-market notification or 510(k) with the US Food and Drug Administration (FDA) for clearance of its digital pathology whole-slide imaging System as a Class II device last November had been denied. The FDA stated that it was seeking additional information related to the specificity and sensitivity of the clinical data submitted. The company believes that it can supply such information and will submit a restated notification at the invitation of the FDA.

During 2005 the Company began working on obtaining ISO 13485:2003 certification. This certification is the international standard for a quality management system where an organization needs to demonstrate its ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices and related services. The Company believes that obtaining this certification will help promote its products in the marketplace and allow it to further comply with the FDA’s CFR 820 which sets forth Good Manufacturing Practices. However, due to staff cutbacks and shortage of capital the Company put it ISO certification activities on hold. It is unknown when or if the Company will have the resources to resume these activities.

Risks Related to Our Common Stock

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

ITEM 2.    PROPERTIES

Our headquarters consists of approximately 7,000 square feet of office, production and warehouse space at 199 Technology Dr. Suite 105, Irvine, California 92618. In conjunction which the acquisition of InterScope’s assets, as of March 1, 2005 the Company assumed the InterScope’s lease of 2,100 square feet at 12300 Perry Highway, Suite 110, Wexford, PA 15090 which expired January 31, 2006. We abandoned our offices located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064 in November 2005 which consisted of approximately 14,000 square feet of general office space. We are currently in litigation with the landlord of the space in Los Angeles. We recorded rent expense of $603,000 for our executive and principal offices during the year ended December 31, 2005.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings except to the extent discussed in Item 2.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2004:
First Quarter	$5.50	$4.00
Second Quarter	4.05	2.40
Third Quarter	3.50	1.50
Fourth Quarter	2.15	1.25
Fiscal year ended December 31, 2005:
First Quarter	$4.80	$2.01
Second Quarter	3.40	1.20
Third Quarter	1.25	0.72
Fourth Quarter	0.72	0.14

Holders
As of March 15, 2006, there were approximately 200 holders of record of the Company's Common Stock.

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

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,350,607	$ 1.79	474,393
Equity compensation plans not approved by security holders	4,652,858	$ 1.84	0
Total	6,003,465	$ 1.83	474,393

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 579,000 shares were available for future grant at December 31, 2005.

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

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in cash. Concurrently, the Company hired four InterScope employees three of whom were technical personnel and one who was management. For the year ended December 31, 2004, InterScope Technologies reported that they had revenues and net loss of approximately $310,000 and $1,067,000 respectively.

Critical Accounting Policies and Estimates

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

Recently Issued Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. For fiscal year end 2006, the company will have to recognize costs for share based compensation.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is not applicable to the Company.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management is currently assessing the effect of SFAS 155 on the Company’s financial statement.

The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled "Financial Statements."

Fiscal Year 2005 Compared to Fiscal Year 2004

Results From Operations
Revenues
Revenues were $4,007,000 and $4,807,000 for the years ended December 31, 2005 and 2004, respectively. Revenues consisted of $3,650,000 and $4,347,000 of installation revenues and $357,000 and $460,000 of software support revenues for the years ended December 31, 2005 and 2004, respectively. The decrease in revenue is primarily due to a strategic shift to establishing a dealer network and selling our MedMicro product through this network. This change in channel strategy results in recognizing only the wholesaler prices for the product, which is less than the price to the end user.

Cost of Sales
Cost of sales was $2,629,000 and $2,243,000 for the years ended December 31, 2005 and 2004, respectively. The increase in cost of sales is due to the increase in number of units sold over the prior year.

Research and Development
Research and development expenses were $2,184,000 and $1,847,000 for the years ended December 31, 2005 and 2004, respectively. The increase in research and development results from the acquisition of InterScope in March of 2005.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4,870,000 and $5,905,000 for the years ended December 31, 2005 and 2004, respectively, a decrease of $1,035,000. The decrease in selling, general and administrative expenses is principally attributed to a decrease in expenses due to our reduction of Trestle’s personnel, consultants and our attorney fees.

Interest Income and Other, Net
Interest income and other, net was $112,000 and $123,000 in the years ended December 31, 2005 and 2004, respectively. The decrease is principally attributed to the interest from the beneficial conversion feature of the convertible note in 2004.

Liquidity and Capital Resources

Net cash used in operating activities was $4,003,000 and $3,812,000 in the years ended December 31, 2005 and 2004, respectively. The increase of $191,000 in cash used by operating activities was primarily due to the increase in expenses related to the purchase of InterScope in 2005 and our decrease in revenues.

Net cash used in investing activities was $354,000 and $78,000 in the years ended December 31, 2005 and 2004, respectively. The decrease of $276,000 in cash used in investing activities was primarily due to the purchase of InterScope.

Net cash provided by financing activities was $2,291,000 and $5,899,000 in 2005 and 2004, respectively. The decrease of $3,608,000 in cash provided by financing activities was primarily due to the sale of more common stock and warrants in 2004.

During the second and third quarters of 2004, we sold 2,237,000 units in a private placement resulting in net proceeds of $4,474,000. Each unit consisted of one share of common stock and a warrant to purchase one half share of common stock for $2.00 per share. In March 2004, the Company raised $420,000 pursuant to a bridge financing agreement with Zaykowski Partners, LP to meet its short-term operating cash needs. Under this agreement, the company issued a convertible promissory note in the principal amount of $420,000, which was secured by all the assets of the Company, and a warrant to purchase 9,300 shares of common stock at $4.40 per share. In July 2004, the Company converted the convertible note payable in the private placement for $440,000.

On January 21, 2005, the Company completed a private placement. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The Company paid commission of $19,600 to Scottsdale Capital and $137,597 to T.R. Winston & Company as non-exclusive agents on the funding.

On February 27, 2006 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Clarient, Inc., a Delaware corporation (“Clarient”), pursuant to which the Company borrowed $250,000 from Clarient to be used for working capital purposes. The loan bears interest at an annual rate of 8% and is secured by a lien on the Company’s accounts receivable, inventory, software and intellectual property. The loan matures on the earlier of May 30, 2006 and the occurrence of an “Extraordinary Corporate Transaction” (which consists of certain extraordinary transactions involving the Company’s assets or securities), and is subject to acceleration by Clarient following and during the continuation of an event of default. The loan was provided in connection with certain exploratory strategic discussions between the parties but there is no assurance that any such discussions will be consummated.

The Company has suffered recurring losses from operations and has an accumulated deficit of $50,325,000 at December 31, 2005. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Management anticipates that our existing cash and cash equivalents will be sufficient to fund our operations through at least May 2006. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we maybe required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report and at the end of each fiscal quarter therein, Trestle’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Changes in internal controls over financial reporting.    Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although the Company is working to comply with these requirements, the Company has only seventeen employees and these employees work at three locations. The Company's small number of employees and their geographical separation is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the SEC had indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information regarding our directors and executive officers is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).
ITEM 10.    EXECUTIVE COMPENSATION

Information regarding the compensation of our directors and executive officers is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the ownership of our common stock by certain persons is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between our affiliates and us is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

*3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Appendix B of Company's 2003 definitive Proxy Statement dated August 1, 2003)
*3.2	By-laws of the Company (incorporated herein by reference to Appendix C of Company's definitive Proxy Statement dated May 30, 2002)
*10.1	The Harvey Entertainment Company 1997 Stock Option Plan (incorporated herein by reference to the Company's 1997 definitive Proxy Statement)
*10.2
Warrant Agreement dated as of June 30, 1999 between the Company and Paul Guez (incorporated by reference to Exhibit 10.64 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)

*10.3
Lease Agreement dated September 22, 1999 between the Company and Douglas Emmett Realty Fund 1997, a California limited partnership (incorporated by reference to Exhibit 10.76 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

*10.4	Employment Term Sheet dated as of May 20, 2003, by and between the Registrant and Jack Zeineh. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated June 3 31, 2003)
*10.5
Warrant Agreement dated June 30, 2003, by and between the Company and W-Net, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)

*10.6
Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)

*10.7
Warrant Agreement dated September 26, 2003, by and between the Company and Michael Doherty. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

*10.8	Warrant agreement between the Company and Andrew Borsanyi dated October 31, 2003. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated November 14, 2003)
*10.9	Warrant agreement between the Company and Crosby Haffner dated December 27, 2003. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated December 27, 2003)
*10.10
Warrant agreement between Company and Zaykowski Partners, LP dated March 3, 2004. (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

*10.11	Employment agreement between the Company and Maurizio Vecchione dated May 18, 2004. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated May 19, 2004)
*10.12	Option agreement between the Company and Maurizio Vecchione dated May 18, 2004. (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated May 19, 2004)
*10.13	Employment agreement between the Company and Barry Hall dated May 18, 2004. (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated May 19, 2004)
*10.14	Option agreement between the Company and Barry Hall dated May 18, 2004. (incorporated by reference to Exhibit 99.5 of the Company's Form 8-K dated May 19, 2004)
*10.15	Warrant agreement for private placement dated (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated January 24, 2005)
*10.16	Asset purchase agreement between the Company and InterScope Technologies, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated March 16, 2005)
*10.17	Doherty & Company Consulting Agreement (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated May 13, 2005)

*10.18	Michael Doherty Consulting Agreement (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 31, 2005)
*10.19	Michael Doherty Consulting Agreement Amendment (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated September 22, 2005)
*10.20	Maurizio Vecchione and Barry Hall Employment Agreement Amendment (incorporated by reference to Exhibit 99.2 and 99.3 of the Company's Form 8-K dated September 22, 2005)
*10.21	Loan Agreement (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 3, 2006)
*21	List of subsidiaries of Company (incorporated herein by reference to Exhibit 21 of Company's Registration Statement No. 333-119996)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the compensation to our Auditors is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.
Date: March 31, 2006	By:	/s/ MAURIZIO VECCHIONE ----------------------------------------------------------- Name: Maurizio Vecchione Title: Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2006	By:	/s/ BARRY HALL ----------------------------------------------------------- Name: Barry Hall Title: President and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE
/s/ MAURIZIO VECCHIONE ------------------------------------ Maurizio Vecchione	Chief Executive Officer (Principal Executive Officer)	March 31, 2006
/s/ BARRY HALL ------------------------------------ Barry Hall	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
/s/ MICHAEL BECICH ------------------------------------ Michael Becich	Director	March 31, 2006
/s/ WILLIAM DALLAS ------------------------------------ William Dallas	Director	March 31, 2006
/s/ MICHAEL DOHERTY ------------------------------------ Michael S. Doherty	Director	March 31, 2006
/s/ ALLON GUEZ ------------------------------------- Allon Guez	Director	March 31, 2006
/s/ CROSBY HAFFNER ------------------------------------ Crosby Haffner	Director	March 31, 2006
/s/ MICHAEL HOPE ------------------------------------ Michael Hope	Director	March 31, 2006

ITEM 7.    FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trestle Holdings, Inc
Irvine, California

We have audited the consolidated balance sheets of Trestle holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
March 28, 2006

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$305,000	$2,371,000
Accounts receivable, net of allowance for doubtful accounts of $82,000 and $59,000 in 2005 and 2004, respectively	960,000	979,000
Inventory	502,000	550,000
Prepaid expenses and other assets	59,000	85,000
TOTAL CURRENT ASSETS	1,826,000	3,985,000
Other assets	15,000	315,000
Fixed assets, net of accumulated depreciation of $182,000 and $342,000 in 2005 and 2004, respectively	118,000	117,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $933,000 and $395,000 in 2005 and 2004, respectively	975,000	335,000
TOTAL ASSETS	$4,448,000	$6,266,000

See accompanying notes to consolidated financial statements.

(Continued)

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$996,000	$540,000
Accrued expenses	554,000	544,000
Deferred revenue	303,000	377,000
TOTAL CURRENT LIABILITIES	1,853,000	1,461,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $10 par value, 4,675,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2005 and 2004, respectively, liquidation preference of zero and zero at December 31, 2005 and 2004, respectively	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,214 and 6,443,000 issued and outstanding at December 31, 2005 and 2004, respectively	8,000	6,000
Additional paid in capital	52,915,000	49,613,000
Deferred stock compensation	(3,000)	(53,000)
Accumulated deficit	(50,325,000)	(44,761,000)
Total stockholders' equity	2,595,000	4,805,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,448,000	$6,266,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
REVENUES
Product	$3,650,000	$4,347,000
Software support	357,000	460,000
Total revenues	4,007,000	4,807,000
COST OF SALES	2,629,000	2,243,000
GROSS PROFIT	1,378,000	2,564,000
OPERATING EXPENSES
Research and development	2,184,000	1,847,000
Selling, general and administrative expenses	4,870,000	5,905,000
Total operating expenses	7,054,000	7,752,000
LOSS FROM OPERATIONS	(5,676,000)	(5,188,000)
Interest income and other, net	112,000	123,000
NET LOSS BEFORE INCOME TAXES	(5,564,000)	(5,065,000)
Provision for income taxes	—	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,564,000)	$(5,065,000)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.69)	$(1.24)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,083,000	4,087,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2003	0	$0	3,033,000	$3,000	$43,019,000	$(486,000)	$(39,696,000)	$2,840,000

Issuance of warrants and options					275,000	433,000		708,000
Exercise of options			30,000		19,000			19,000
Beneficial conversion feature on convertible note payable					403,000			403,000
Offering costs					(574,000)			(574,000)
Issuance of common stock on conversion of convertible note payable			220,000		440,000			440,000
Issuance of common stock for cash			3,160,000	3,000	6,031,000			6,034,000
Net loss							(5,065,000)	(5,065,000)
BALANCE, DECEMBER 31, 2004	0	$0	6,443,000	$6,000	$49,613,000	$(53,000)	$(44,761,000)	$4,805,000

Issuance of warrants and options					13,000	50,000		63,000
Cashless exercise of warrants			18,000
Offering costs					(259,000)			(259,000)
Issuance of common stock for cash			1,458,000	2,000	2,548,000			2,550,000
Issuance of common stock for purchase of InterScope’s assets			338,000		1,000,000			1,000,000
Net loss							(5,564,000)	(5,564,000)
BALANCE, DECEMBER 31, 2005	0	$0	8,257,000	$8,000	$52,915,000	$(3,000)	$(50,325,000)	$2,595,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,564,000)	$(5,065,000)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	713,000	375,000
Provision for doubtful accounts	23,000	85,000
Deferred stock compensation	63,000	691,000
Interest on fixed conversion features	—	440,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	(4,000)	(559,000)
Inventory	48,000	(327,000)
Prepaid expenses and other assets	326,000	709,000
Income taxes receivable
Accounts payable and accrued expenses	466,000	16,000
Deferred revenue	(74,000)	(177,000)
Net cash used in operating activities	(4,003,000)	(3,812,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(176,000)	(78,000)
Acquisition of InterScope’s assets	(178,000)	—
Net cash used in by investing activities	(354,000)	(78,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	—	19,000
Offering costs on issuance of common stock	(259,000)	(574,000)
Net proceeds from issuance of common stock	2,550,000	6,034,000
Net proceeds from issuance of convertible note payable	—	420,000
Net cash provided by financing activities	2,291,000	5,899,000
NET INCREASE/(DECREASE) IN CASH	(2,066,000)	2,009,000
CASH, Beginning of period	2,371,000	363,000
CASH, End of period	$305,000	$2,371,000

	Years Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$18,000	$29,000

NON-CASH FINANCING ACTIVITY:

See Note 2 for disclosure of non-cash financing activities.

See accompanying notes to consolidated financial statements

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

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

On March 11, 2005, the Company acquired substantially all of the assets of InterScope Technologies, Inc. in exchange for 337,838 shares of Trestle common stock and $177,000 in cash.

    Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $50,325,000 at December 31, 2005.

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

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are sensitive to change and therefore actual results could differ from those estimates.

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

Factoring of Receivable -  The Company use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The Company includes the amount in accounts receivable. The amounts advanced are included in current liabilities.

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

Intangible Assets— In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

Goodwill and Other Indefinite Lived Intangibles — In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. No impairment losses were recorded for the years ending December 31, 2005 and 2004.

Revenue Recognition — The Company recognizes revenues associated with the Trestle business on product sales after shipment of the product to the customer and formal acceptance by the customer has been received. Depending upon the specific agreement with the customer, such acceptance normally occurs subsequent to one or more of the following events: receipt of the product by the customer, installation of the product by the Company and/or training of customer personnel by the Company. For sales to qualified distributors revenues are recognized upon transfer of title which is generally upon shipment. Revenue recognized for shipping is recognized when the shipment arrives at its destination. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

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

Shipping and Handling Costs — The Company records the revenue related to shipping and handling costs charged to customers in net sales. The related expense is recorded in cost of sales in the accompanying statements of income.

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

The Company recorded no compensation expense for the year ended December 31, 2005 related to the stock option grants. The following table illustrates what the Company’s loss would have been if the Black-Scholes option-pricing method had been used to calculate employee compensation expense.

	Years Ended December 31,
	2005		2004
Net Loss
As reported	$(5,564,000)		$(5,065,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(540,000)	(591,000)
Pro forma	.$	(6,104,000)	$(5,656,000)
Loss per share
Basic and diluted EPS as reported		$(0.70)	$(1.24)
Pro forma basic and diluted EPS		$(0.76)	$(1.38)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended December 31, 2005: expected life of option 6.67 years, expected volatility of 184%, risk free interest rate of 4.57% based upon the date of grant and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.21 to $2.86, and the weighted average was $1.74.

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the years ended December 31, 2005 and 2004 because their effect is anti-dilutive.

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

Financial Instruments —The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to the Company.

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

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. For fiscal year end 2006, the company will have to recognize costs for share based compensation.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is not applicable to the Company.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management is currently assessing the effect of SFAS 155 on the Company’s financial statement.

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

	The Year Ended December 31, 2005	The Year Ended December 31, 2004
Revenues	$4,007,000	$5,359,000
Cost of Sales	1,980,000	2,354,000
Gross Profit	857,000	2,795,000
Operating Expenses	7,247,000	8,897,000
Operating Loss	$(6,390,000)	$(6,102,000)

Loss per share
Basic and diluted EPS as reported	$(0.70)	$(1.24)
Pro forma basic and diluted EPS	$(0.80)	$(1.49)

NOTE 3 - ACCOUNTS RECEIVABLE

We use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The factor agreement provides that Trestle can borrow an amount up to 80% of the value of its approved factored customer invoices. In the event the account debtor does not pay within ninety days, Trestle may be required to repurchase the invoice. As of December 31, 2005, the factor holds $112,500 of accounts receivable purchased from us and has made advances to us of $90,000 against those receivables of which is included in current liabilities.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Work-in-process	$492,000	$438,000
Finished goods	118,000	168,000
Reserve for obsolescence	(108,000)	(56,000)
Total	$502,000	$550,000

NOTE 5 - FIXED ASSETS

Depreciation expense was $150,000 and $131,000 in the years ended December 31, 2005 and 2004, respectively. We removed $227,000 of fully depreciated leasehold improvements in accordance with our accounting for fixed assets. We wrote off an additional $10,500 of leasehold improvements upon vacating our Los Angeles office. Fixed assets are comprised of the following at December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
Furniture, fixtures and equipment	$17,000	$231,000
Leasehold improvements	283,000	228,000
	300,000
Less accumulated depreciation	(182,000)	459,000 (342,000)
Total	$118,000	$117,000

NOTE 6 - INTANGIBLE ASSETS

Amortization expense was $538,000 and $243,000 in the years ended December 31, 2005 and 2004, respectively. Intangible assets are comprised of the following at December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
Intangible assets	$1,908,000	$730,000
Less accumulated amortization	(933,000)	(395,000)
Net intangible assets	$975,000	$395,000

The estimated amortization on these intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, and 2010 will be $494,000, $393,000, $98,000, zero, and zero.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities for the years ended December 31, 2005 and 2004 consist of the following:

	Years Ended December 31,
	2005	2004
Accrued bonus	269,000	131,000
Accrued paid time off	143,000	135,000
Accrued legal	43,000	85,000
Other	99,000	193,000
Net intangible assets	$554,000	$544,000

NOTE 8 - INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2005 and 2004 consist of the following:

	Years Ended December 31,
	2005	2004
Current	$—	$—
Change in deferred tax asset	674,000	(920,000)
Change in valuation allowance	(674,000)	920,000
Provision for income taxes	$—	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2005 and 2004 differ as follows:

	Years Ended December 31,
	2005	2004
Provision computed at the statutory rate	$(674,000)	$920,000
Change in valuation allowance	674,000	(920,000)
Income tax provision (benefit)	$—	$—

The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Federal net operating loss carryforward	$10,232,000	$8,433,000
State net operating loss carryforward	400,000	714,000
Accounts receivable	82,000	20,000
Charitable contributions	—	3,000
Depreciation	34,000	110,000
Equity based charges	—	800,000
Capital loss carryforward	1,356,000	1,356,000
Accrued vacation	49,000	41,000
Goodwill	63,000	66,000
Total deferred tax asset	12,216,000	11,543,000
Goodwill	(85,000)	(85,000)
Deferred state taxes	(498,000)	(498,000)
Total deferred tax liability	(583,000)	(583,000)
Net deferred tax asset	11,633,000	10,960,000
Valuation allowance	$(11,633,000)	$(10,960,000)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2005, the Company has a net operating loss carryforward of approximately $30,100,000 and $5,000,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2006, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future.

NOTE 9 - STOCKHOLDERS' EQUITY

Warrants
During the year ended December 31, 2005, the Company issued 1,199,000 warrants to management, investors and consultants.  The weighted average exercise price of the grants during the year ending December 31, 2005 was $1.75. The vesting periods on these grants range from immediate to 3 years, and the lives range from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $13,000, and recognized compensation expense of $63,000 for the year ended December 31, 2005. Compensation expense is recognized ratably over the term of the related services provided.

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

As part of the 1999 Refinancing, the Company granted warrants to purchase 134,462 shares of common stock at prices ranging between $90 to $120 per share, of which 61,528 were outstanding at December 31, 2005. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

As a result of the refinancing that took place in 1999, the Company granted warrants, not covered by the employee stock purchase plans, to purchase 134,462 shares of common stock to certain employees, officers and directors of which 84,808 were outstanding at December 31, 2005. These warrants vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $90 to $120 per share and expire six to eight years from their issuance date.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases —The Company leases office space and office equipment under operating leases expiring through 2007. Future minimum lease payments due under non-cancelable operating leases at December 31, 2005 are as follows:

Years Ended December 31,
2006	$563,000
2007	2,000
2008	0
Total minimum lease payments	$565,000

Rent expense charged to operations for the years ended December 31, 2005 and 2004 was $603,000 and $770,000. Rent income from sublease arrangements for the years ended December 31, 2005 and 2004 was $38,000 and $322,000. The Company does not expect significant income from sublease arrangements in the future.

Litigation — The Company is party to legal proceedings, which are routine and incidental to the business. The Company believes these proceedings are without merit and the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurances that such litigation may not arise in the future. Currently, we are disputing claims made in litigation by the landlord of the space in Los Angeles due to our abandonment of our offices located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064 in November 2005.

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

Effective September 16, 2005, Maurizio Vecchione, Chief Executive Officer and Barry Hall, Chief Financial Officer voluntarily agreed to a reduction in their compensation equal to fifty percent of amount as contained in their employment contracts dated May 15, 2005. These reductions reduce cash compensation to $137,500 and $100,000 for Mr. Vecchione and Mr. Hall, respectively. In turn Mr. Vecchione and Mr. Hall were granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The Options are exercisable at $1.00 per share and vest one-hundred percent after six months.

In September 2005, the Company offered stay bonuses to several key employees which become payable upon the earlier of a change in control or one year. This is accrued in our current liabilities.

Effective May 20, 2003, the Company entered into an employment agreement with Old Trestle’s Chief Science Officer for a term of three years at a salary of $200,000 per year. In addition, under this employment agreement the executive is entitled to a bonus under certain performance criteria and was granted 187,000 stock options.

NOTE 11 - STOCK OPTION PLANS

Stock Option Plans— The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

The Compensation Committee of the Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 579,000 shares were available for future grant at December 31, 2005.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2005 and 2004:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2003	393,000	$3.48
Granted	382,000	3.81
Exercised	(30,000)	0.62
Balance at December 31, 2004	745,000	$3.80
Granted	501,000	0.86
Balance at December 31, 2005	1,246,000	$2.62

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$0.50 - 1.00	450,000	8.67	$0.67	290,000	$0.62
1.01 - 10.00	783,000	8.50	2.91	400,000	3.97
45.00 - 50.00	1,000	4.42	45.00	1,000	45.00
65.00 - 72.50	11,000	3.80	67.45	11,000	67.45
105.00	1,000	2.42	105.00	1,000	105.00
$0.50 - 105.00	1,246,000	8.51	$2.79	703,000	$3.78

Non-Plan Stock Options— During the year ended December 31, 2004, the Company's issued 400,000 non-plan stock options with a strike price of $2.50 to Maurizio Vecchione and Barry Hall. See Note 9 Employment Agreements for further details.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2005 and 2004 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2005	2004
Weighted average common stock equivalents:
Plan Stock Options	1,246,000	745,000
Non-Plan Stock Options	400,000	400,000
Warrants	4,253,000	3,181,000

NOTE 13 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at December 31, 2005. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had one customer that accounted for 23% of the Company’s revenues for the year ended December 31, 2005. As of December 31, 2005, the accounts receivable for this customer as a percentage of the Company’s total accounts receivable was 19%. The Company had two customers that accounted for 10% and 8% of the Company’s revenues for the year ended December 31, 2004. As of December 31, 2004, the accounts receivable for these customers as a percentage of the Company’s total accounts receivable was 42% and 16% of respectively.

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of December 31, 2005, the Company’s deposits exceeded insured amounts by $260,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 14 - RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the year ended December 31, 2005 and 2004, our Company incurred consulting fees and tax return preparation expenses in the amount of zero and $69,000, respectively. The consulting fees and tax return preparation expenses were charged by Kellogg & Andelson, a Southern California based public accounting firm. Gary Freeman, our former Chief Financial Officer, is currently a Vice President and director of Kellogg & Andelson.

Pursuant to a consulting agreement with our company, our Company paid consulting fees in the amount of $170,000 from November 1, 2003 to July 15, 2004 to Crosby Haffner, who then served as the Company’s Interim President. As compensation for his services as the Company's Interim President, we granted to Mr. Haffner 115,000 warrants with exercise prices between $2.60 and $5.40 per share.

Additionally, on September 26, 2003, we granted to Michael Doherty, our Chairman, warrants to purchase 406,714 shares of our common stock at an exercise price of $0.62 per share. Fifty percent of those warrants become exercisable on May 5, 2004 and the remainder will vest in equal monthly installments on the last day of each month over the following 12 months. On August 19, 2004, the Company granted Mr. Doherty a bonus of $150,000 in recognition for his services. From August 2004 through May 2005, the Company retained Mr. Doherty's services as Chairman and paid Mr. Doherty $10,000 per month for ten months starting August 1, 2004.

Certain former employees and directors of the Company are or were affiliated with Doherty & Company, LLC. Michael Doherty, the Chairman of the Company, is the president and controlling member of Doherty & Company, LLC. Crosby Haffner, a director of the Company and formerly the Company’s Interim President, was a Managing Director of Doherty & Company, LLC. Brandon Rockow, a full time employee of the Company who provides support for the Company’s financing, industry research, mergers and acquisitions, and investor relations activities, also maintains his securities license at and consults on specific projects to Doherty & Company, LLC. Tina Maddela, a part time employee of the Company who provides assistance to Roger Burlage, the Company’s former Chairman and Chief Executive Officer, pursuant to Mr. Burlage's employment contract with the Company, is also a part time employee of Doherty & Company, LLC.

On May 27, 2005, the Compensation Committee on behalf of the Company entered into a one year consulting agreement with Michael Doherty, the Company’s Chairman. Under this agreement, the Consultant would oversee the capitalization of the Company, investor relations and will provide strategic advice to the Chief Executive Officer. Michael Doherty was to be compensated $20,000 per month in advance. Additionally, the Consultant was paid a monthly allowance of $2,500 in advance to cover expenses related of an administrative assistant. Effective November 1, 2005, Michael Doherty, Executive Chairman of the Board of Directors voluntarily agreed to reduce his compensation by fifty-percent. Mr. Doherty will continue to receive $2,500 in reimbursement for administrative costs. Addionally, Mr. Doherty received $2,000 per month for office space. In turn, Mr. Doherty was granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The options are exercisable at $1.00 per share and vest one-hundred percent after six months. On March 15, 2006, the companies mutually terminated the consulting agreement.

Effective September 1, 2004, the Company entered into an agreement to pay Doherty & Company, LLC $10,000 per month for financial advisory services requested from time to time by the Company. Pursuant to this agreement Doherty & Company, LLC provided the Company with various financial advisory services, including but not limited to consulting with respect to proposed financings, advising the Company on potential mergers and acquisitions, and providing the Company with investor relations services. Prior to this agreement, the Company reimbursed Doherty & Company, LLC $11,250 for overhead incurred in providing administrative services to the Company in connection with the private placement transaction completed by the Company in July 2004. In addition, pursuant to the agreements governing Mr. Doherty’s services as Chairman to the Company, Mr. Doherty was entitled to use up to 3,500 square feet of office space, at the Company's expense, in the Company’s Los Angeles office, in connection with his services as Chairman and other activities. A portion of such space is being used by Doherty & Company, LLC. This agreement was terminated in May 2005.

On May 9, 2005, the Compensation Committee on behalf of the Company entered into an agreement with Doherty & Company, LLC, an affiliate of Michael Doherty, the Company’s Chairman, to assist the Board of Directors in exploring a range of possible strategic opportunities and alternatives, including acquisitions, joint ventures, capital raises, merger or a possible sale of the Company. Under the agreement, the Company paid Doherty & Company a nonrefundable retainer of $50,000 upon signing.

Maurizio Vecchione and Barry Hall are principals in Synthetica, Ltd which provided consulting services to the Company from May 15, 2004 to July15, 2004. During that time Synthetica was paid $35,913 in fees and expenses reimbursement.

NOTE 15 - SUBSEQUENT EVENT

As of January 13, 2006, we entered litigation with the landlord of the space in Los Angeles due to our abandonment of our offices located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064 in November 2005.

On February 27, 2006 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Clarient, Inc., a Delaware corporation (“Clarient”), pursuant to which the Company borrowed $250,000 from Clarient to be used for working capital purposes. The loan bears interest at an annual rate of 8% and is secured by a lien on the Company’s accounts receivable, inventory, software and intellectual property. The loan matures on the earlier of May 30, 2006 and the occurrence of an “Extraordinary Corporate Transaction” (which consists of certain extraordinary transactions involving the Company’s assets or securities), and is subject to acceleration by Clarient following and during the continuation of an event of default. The loan was provided in connection with certain exploratory strategic discussions between the parties but there is no assurance that any such discussions will be consummated.