Form 10KSB/A
period 2005-12-31
TRESTLE HOLDINGS INC
filed 2006-05-01
CIK 904350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Transitional Small Business Disclosure Format: Yes:  [ ]    No:  [X]

TABLE OF CONTENTS

Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services
Signatures

EXPLANATORY NOTE

The purpose of this filing is to furnish information required under Part III, Items 9 through 12 and Item 14. This information was originally to be filed with a Proxy Statement; however, the Company will not be issuing a Proxy Statement, as permitted based on the fact that the Company has no equity securities registered under the Securities Exchange Act of 1934 (“Exchange Act”).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The Company’s directors at December 31, 2005 were:

Name of Nominee	Age	Position(s) with Trestle
Michael Becich	50	Director
William D. Dallas	50	Director
Michael S. Doherty	52	Chairman of the Board
Allon Guez	53	Director
Crosby Haffner	33	Director
Michael S. Hope	63	Director
Maurizio Vecchione	44	Chief Executive Officer and Director

MICHAEL BECICH was appointed as a Director of the Company in March 2005. Dr. Becich is a practicing surgical pathologist with sixteen years of experience. He is Professor of Pathology and Information Sciences and Telecommunications and serves as the Director of the Center for Pathology Informatics and Vice-Chairman of Pathology Informatics at the University of Pittsburgh Medical Center- Shadyside Hospital/Hillman Cancer Center. Since 2001 he has also served as Director of the UPCI’s Benedum Oncology Informatics Program. In 1996 Dr. Becich’s team launched a conference, Advancing Practice, Instruction and Innovation through Informatics, an annual conference that is in its 10th year. In close cooperation with Bruce Friedman, MD, in 2000 he co-founded the Association for Pathology Informatics and is the immediate past-president. Dr. Becich holds an MD and a PhD in Experimental Pathology form Northwestern University. He is a member of 14 professional societies and has contributed to over 100 papers and has several on-line presentations addressing both Pathology and Oncology.

WILLIAM D. DALLAS was appointed as a Director of the Company in March 2001.  Mr. Dallas also served as a Director of the Company from May 2000 through December 2000.  Mr. Dallas is currently the Chairman of the Board of Dallas Capital Management, a diverse private equity, advisory firm that he founded in 1999.  Mr. Dallas is also currently the Chairman and Chief Executive Officer of the following companies:  Sysdome Corporation, MindBox, LLC and Diversified Capital, and was a director of Castle & Cooke from 2000 to 2002.  Mr. Dallas was the founder of First Franklin and served as its Chairman from 1981 to 1999.  First Franklin was purchased in 1999 by National City Corporation.

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

ALLON GUEZ, PhD has been a Director of the Company since September 2004. Dr. Guez is a Professor of Electrical, Computer and Biomedical Engineering at Drexel University, a position he has held since 1984. At Drexel he is also the Director of the Robotics and Automation Lab.

CROSBY HAFFNER has been a Director of the Company since July 2004. Since November 2003, Mr. Haffner has been a Managing Director of Doherty & Company. From November 2003 to July 2004 he served as Interim President of the Company, and was a consultant to the Company from June 2003 through November 2003. From December 2001 to October 2003, Mr. Haffner was a consultant to technology companies. Prior to these engagements, Mr. Haffner was the President and Chief Operating Officer at Zyan Communications, Inc. from 1995 to November 2000, and its Chairman and Chief Executive Officer from December 2000 to December 2001. Zyan filed for Chapter 11 bankruptcy proceedings in December 2000.

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

MAURIZIO VECCHIONE was appointed Chief Executive Officer in July 2004. From April 2003 to July 2004 he was Chief Executive Officer of Microwave Photonics, Inc., a development stage company focusing on technologies in switched distribution and Radio-over-Fiber transmission of wireless signals. From May 2000 he has served as Chairman and Managing Director of Synthetica Holdings LLC, a management consulting firm focusing on high growth, early stage technology companies including Microwave Photonics, Inc. From July 2000 to May 2001 he was Chief Executive Officer of Styleclick, Inc. a provider of imaging and electronic commerce (e-commerce) technologies and services, and a subsidiary of Interactive Corporation. From October 1988 until July 2000 he was President and Co-Chief Executive Officer of Styleclick.com Inc., one of Styleclick, Inc.’s predecessors.

Executives

The Company’s executive officers at December 31, 2005 were:

Name of Nominee	Age	Position(s) with Trestle

Michael S. Doherty	51	Chairman of the Board
Maurizio Vecchione	43	Chief Executive Officer and Director
Jack Zeineh	35	Chief Science Officer
Barry Hall	57	President & Chief Financial Officer and Secretary

Certain information about Jack Zeineh and Barry Hall, executive officers of the Company are set forth below. Information about Messrs. Doherty and Vecchione is provided above under Directors.

JACK ZEINEH, M.D. was appointed Chief Science Officer in May 2003. Prior to joining the Company, Dr. Zeineh was co-founder of Illumea and the inventor of the MedMicro and MedScan products. Dr. Zeineh was the Chief Scientific Officer of Trestle Corporation, a subsidiary of Med Diversified, Inc., which filed for Chapter 11 bankruptcy proceedings in November 2002. Dr. Zeineh brings experience in the biomedical industry with a specialty in computer imaging systems and software design. Dr. Zeineh has published 12 articles on biomedical techniques, including telepathology. Dr. Zeineh was educated in Biological Sciences at University of California at Irvine and received his medical degree at the University of California at San Diego - School of Medicine.

BARRY HALL was appointed President and Chief Financial Officer in July 2004. From April 2003 to July 2004 he was Chief Financial Officer of Microwave Photonics, Inc., a development stage company focusing on technologies in switched distribution and Radio-over-Fiber transmission of wireless signals. From September 2001 he has served as Managing Director and Chief Financial Officer of Synthetica Holdings LLC, a management consulting firm focusing on high growth, early stage technology companies including Microwave Photonics, Inc. From July 2000 to September 2001 he was Executive Vice President, Chief Financial Officer of Styleclick, Inc. From October 1999 until July 2000 he held the same position at Styleclick.com Inc. From May 1998 until August 1999, Mr. Hall was Chief Operating Officer of Interactive Light, Inc., a developer and marketer of digital interactive entertainment systems and platforms.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently comprised of two members: Michael Hope (Chairman) and William Dallas. Currently, Mr. Hope and Mr. Dallas are both independent as defined by the listing standard of NASDAQ as now in effect. The Board has identified Mr. Hope as a financial expert within the meaning of applicable regulatory standards.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is attached to this Definitive Proxy Statement..

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Company’s code of ethics is available on the Company’s website, www.trestlecorp.com. A copy of the Company’s code of ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

ITEM 10. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2005, 2004, and 2003, to the Company's principal executive officer and each of the other executive officers whose salary exceeded $100,000 for the year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position(2)	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants
Michael Doherty Chairman of the Board	2005 2004 2003	$194,000(1) $50,000(1) N/A	$50,000(1) $150,000(1) N/A	$88,425(1) $151,386(1) 46,700(1)	25,000(1) 10,000(1) 521,066(1)
Maurizio Vecchione Chief Executive Officer	2005 2004	$229,166 $91,666	N/A $34,375	N/A $35,912(2)	10,000 250,000(2)
Barry Hall President and Chief Financial Officer	2005 2004	$166,661 $68,750	N/A $22,913	N/A $35,912(2)	10,000 150,000(2)
Jack Zeineh Chief Science Officer	2005 2004 2003	$186,666 $200,000 $123,000	N/A N/A N/A	N/A N/A N/A	28,571 N/A 187,500

(1)
For 2005, this represents $194,000 for chairman services, $50,000 in fees paid to Doherty & Co, $73,425 in estimated fair market value of office space and parking provided at no cost and $15,000 for board compensation. Effective November 1, 2005, Michael Doherty, Executive Chairman of the Board of Directors voluntarily agreed to reduce his compensation by fifty-percent. This reduction reduces cash compensation to $100,000 for Mr. Doherty. Mr. Doherty will continue to receive $2,500 in reimbursement for administrative costs. In turn Mr. Doherty was granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. For 2004 this represents $50,000 for chairman services, $150,000 in bonus compensation, $51,286 for Doherty & Co. services and expenses, $80,100 in estimated fair market value of office space and parking provided at no cost and $20,000 for board compensation. For 2003 this represents $20,000 in board compensation and $26,700 estimated fair market value of office space and parking provided at no cost.

(2)
Maurizio Vecchione was appointed as Chief Executive Officer and Barry Hall was appointed as President, Chief Financial Officer and Secretary in July 2004. Maurizio Vecchione and Barry Hall are principals in Synthetica, Ltd which provided consulting services to the company from May 15, 2004 to July15, 2004. During that time Synthetica was paid $35,913 in fees and expenses reimbursement. Effective September 16, 2005, Maurizio Vecchione, Chief Executive Officer and Barry Hall, Chief Financial Officer voluntarily agreed to a reduction in their compensation equal to fifty percent of amount as contained in their employment contracts dated May 15, 2005. These reductions reduce cash compensation to $137,500 and $100,000 for Mr. Vecchione and Mr. Hall, respectively. In turn Mr. Vecchione and Mr. Hall were granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The Options are exercisable at $1.00 per share and vest one-hundred percent after six months.

OPTION AND WARRANT GRANTS IN LAST FISCAL YEAR

The following table and related footnotes set forth the number of securities underlying options and warrants granted in the last fiscal year (2005) and held by the Company's Executive Officers.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)	Expiration Date
Michael Doherty	10,000 15,000	0.5% 0.7%	$1.50 $2.15	9/15/2015 1/3/2015
Barry Hall	10,000	0.5%	$1.00	9/15/2015
Maurizio Vecchione	10,000	0.5%	$1.00	9/15/2015
Jack Zeineh	28,571	1.5%	$0.75	9/15/2015

AGGREGATED OPTION AND WARRANT EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION AND WARRANT VALUES

The following table and related footnotes set forth option exercises in 2005 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 12/31/05	Value of Unexercised In-the-Money Options and Warrants at 12/31/04
Michael Doherty	0	N/A	556,066	0
Barry Hall	0	N/A	160,000	0
Maurizio Vecchione	0	N/A	260,000	0
Jack Zeineh	0	N/A	216,071	0

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Vecchione and Hall that provide for certain compensation and benefits.

The Company entered into an employment agreement with Mr. Vecchione as of May 18, 2004, effective upon the Company’s completion of its private placement in July 2004. Under this agreement, Mr. Vecchione is entitled to receive an annual salary of $200,000. In addition, Mr. Vecchione is entitled to participate in employee benefit plans, received a non-qualified stock option to purchase 250,000 shares of the Company’s common stock and a guaranteed annual bonus of $75,000. Mr. Vecchione is also eligible to receive an annual incentive bonus of up to an additional $25,000 if certain performance targets are achieved.

The Company entered into an employment agreement with Mr. Hall as of May 18, 2004, effective upon the Company’s completion of its private placement in July 2004. Under this agreement, Mr. Hall is entitled to receive an annual salary of $150,000. In addition, Mr. Hall is entitled to participate in employee benefit plans, received a non-qualified stock option to purchase 150,000 shares of the Company’s common stock and a guaranteed annual bonus of $50,000. Mr. Hall is also eligible to receive an annual incentive bonus of up to an additional $25,000 if certain performance targets are achieved.

Effective September 16, 2005, Maurizio Vecchione, Chief Executive Officer and Barry Hall, Chief Financial Officer voluntarily agreed to a reduction in their compensation equal to fifty percent of amount as contained in their employment contracts dated May 15, 2005. These reductions reduce cash compensation to $137,500 and $100,000 for Mr. Vecchione and Mr. Hall, respectively. In turn Mr. Vecchione and Mr. Hall were granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan and the ability to perform certain outside consulting contracts not competitive with the Company. The Options are exercisable at $1.00 per share and vest one-hundred percent after six months.

Compensation of Directors

During 2005, non-employee directors of the Company received cash compensation for their services, along with reimbursement for their reasonable expenses in attending meetings of the Board of Directors or any meetings of a Committee of the Board of Directors. Each non-employee director received the following fees:

Directors of the Company who are neither employees of the Company nor of the Company's affiliates receive $20,000 in cash each year for serving on the Board paid at the beginning of each quarter. Additionally, each Director receives 10,000 options at the beginning of each year. Committee chairpersons receive 10,000 options granted at the inception of such member's tenure and at the beginning of each year served. Committee members receive 5,000 options granted at the inception of such member's tenure and at the beginning of each year served. New Directors also receive a one-time option grant of 30,000 on the date of appointment. The exercise price of such stock option grants is set at market at the time of the grant and vest 25% at the end of each quarter.

Directors who are employees of the Company do not receive additional compensation for their services as directors. During 2005, Mr. Vecchione was the only employee who served as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 27, 2006 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock and Nature of Beneficial Owner	Percent of Class of Common Stock(1)
Allon Kohl Family CUB Investors(2)	835,000	9.69%
Bristol Investment Fund(3)	700,000	8.18%
Steve Emerson(4)	834,182	9.99%
Paul Guez(5)	908,558	10.98%
SF Capital Partners Ltd.(6)	853,857	9.99%
Michael S. Doherty(7)	562,816	6.38%
Michael Becich(8)	56,075	0.68%
William Dallas(9)	274,655	3.29%
Allon Guez(10)	42,500	0.51%
Crosby Haffner(11)	307,500	3.60%
Michael Hope(12)	101,250	1.21%
Maurizio Vecchione(13)	201,667	2.38%
Barry Hall(14)	125,000	1.49%
Jack Zeineh, MD(15)	216,071	2.55%
All Officers and Directors as a group(16) (9 persons)	1,887,534	19.06%

* Represents less than 1%.

(1)
The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (8,257,214), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

(2)
The address of Allon Kohl Family CUB Investors is c/o Stephanie Cohen, 450 North Roxbury Drive, Suite 600, Beverly Hills, CA 90210. Percent of class of Common Stock includes exercisable options/warrants to purchase 357,857 shares of Common Stock within 60 days.

(3)
The address of Bristol Investment Fund is 10990 Wilshire Blvd., Suite 1410, Los Angeles, CA 90024. Percent of class of Common Stock includes exercisable options/warrants to purchase 300,000 shares of Common Stock within 60 days.

(4)
The address of Steven Emerson is c/o Steven Emerson, 1522 Ensley Avenue, Los Angeles, CA 90024. Percent of class of Common Stock includes exercisable options/warrants to purchase 85,682 shares of Common Stock within 60 days.

(5)
The address of Paul Guez is c/o Trestle Holdings, Inc., 199 Technology Drive, Suite 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 16,659 shares of Common Stock within 60 days.

(6)
The address of SF Capital Partners Ltd. is c/o Todd Turrall, Stark Offshore Management, LLC, 3600 South Lake Drive, St. Francis, WI 53235. Percent of class of Common Stock includes exercisable options/warrants to purchase 282,428 shares of Common Stock within 60 days.

(7)
The address of Michael Doherty is c/o Trestle Holdings, Inc., 199 Technology Drive, # 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 562,816 shares of Common Stock within 60 days.

(8)
The address of Michael Becich is c/o Trestle Holdings., Inc, 199 Technology Drive, # 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 32,500 shares of Common Stock within 60 days.

(9)
The address of William Dallas is c/o Trestle Holdings., Inc, 199 Technology Drive, # 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 83,603 shares of Common Stock within 60 days.

(10)
The address of Allon Guez is c/o Trestle Holdings, Inc., 199 Technology Drive, # 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 42,500 shares of Common Stock within 60 days.

(11)
The address of Crosby Haffner is c/o Trestle Holdings, Inc, 199 Technology Drive, # 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 282,500 shares of Common Stock within 60 days.

(12)
The address of Michael Hope is c/o Trestle Holdings, Inc, 199 Technology Drive, # 105, Irvine, California 92618. Percent of class of Common Stock includes exercisable options/warrants to purchase 101,250 shares of Common Stock within 60 days.

(13)
The address of Maurizio Vecchione is c/o Trestle Holdings, Inc., 199 Technology Drive, # 105, Irvine, California 92618. Mr. Vecchione was appointed Chief Executive Officer in July 2004. Percent of class of Common Stock includes exercisable options/warrants to purchase 201,667 shares of Common Stock within 60 days.

(14)
The address of Barry Hall is c/o Trestle Holdings, Inc., 199 Technology Drive, # 105, Irvine, California 92618. Mr. Hall was appointed President and Chief Financial Officer in July 2004. Percent of class of Common Stock includes exercisable options/warrants to purchase 125,000 shares of Common Stock within 60 days.

(15)
The address of Jack Zeineh, MD is c/o Trestle Holdings, Inc., 199 Technology Drive, # 105, Irvine, California 92618. Dr. Zeineh was appointed Chief Science Officer in May 2003. Percent of class of Common Stock includes exercisable options/warrants to purchase 216,071 shares of Common Stock within 60 days.

(16)
Includes the beneficial ownership of Messrs. Doherty, Becich, Dallas, Guez, Haffner, Hope, Vecchione, Hall and Zeineh. The beneficial ownership calculation includes the total number of options/warrants of such persons exercisable within 60 days held by such persons to purchase 1,887,534 shares of common stock. Assuming that none of such persons exercises within 60 days any of such his respective options or warrants, the beneficial ownership of the group is approximately 19.06%.

Equity Compensation Plan Information

The table as required by Regulation S-B, Item 201 (d) was included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed March 31, 2006 with the SEC.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2005.

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

During the year ended December 31, 2005 and 2004, our Company incurred consulting fees and tax return preparation expenses in the amount of zero and $69,000, respectively. The consulting fees and tax return preparation expenses were charged by Kellogg & Andelson, a Southern California based public accounting firm. Gary Freeman, our former Chief Financial Officer, was a Vice President and director of Kellogg & Andelson at the time the fees were paid.

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

Certain directors and former employees of the Company are or were affiliated with Doherty & Company, LLC. Michael Doherty, the Chairman of the Company, is the president and controlling member of Doherty & Company, LLC. Crosby Haffner, a director of the Company and formerly the Company’s Interim President, was a Managing Director of Doherty & Company, LLC. Brandon Rockow, was a full time employee of the Company who provided support for the Company’s financing, industry research, mergers and acquisitions, and investor relations activities, also maintained his securities license at and consulted on specific projects to Doherty & Company, LLC. Tina Maddela, a former part time employee of the Company who provided assistance to Roger Burlage, the Company’s former Chairman and Chief Executive Officer, pursuant to Mr. Burlage's employment contract with the Company, is also a part time employee of Doherty & Company, LLC.

On May 27, 2005, the Compensation Committee on behalf of the Company entered into a one year consulting agreement with Michael Doherty, the Company’s Chairman. Under this agreement, the Consultant would oversee the capitalization of the Company, investor relations and will provide strategic advice to the Chief Executive Officer. Michael Doherty was to be compensated $20,000 per month in advance. Additionally, the Consultant was paid a monthly allowance of $2,500 in advance to cover expenses related of an administrative assistant. Effective November 1, 2005, Michael Doherty, Executive Chairman of the Board of Directors voluntarily agreed to reduce his compensation by fifty-percent. Mr. Doherty will continue to receive $2,500 in reimbursement for administrative costs. Additionally, Mr. Doherty received $2,000 per month for office space. In turn, Mr. Doherty was granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The options are exercisable at $1.00 per share and vest one-hundred percent after six months. On March 15, 2006, the companies mutually terminated the consulting agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Audit Fees

The aggregate fees billed by Singer, Lewak, Greenbaum & Goldstein, LLP for the audit of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $78,000 for 2004 and $109,000 for 2005.

Audit-Related Fees

There were no fees billed by Singer, Lewak, Greenbaum & Goldstein, LLP for audit-related services for the years ended December 31, 2004 and 2005.

Tax Fees

There were no fees billed by Singer, Lewak, Greenbaum & Goldstein, LLP for tax related services for the years ended December 31, 2004 and 2005.

All Other Fees

There were no fees billed by Singer, Lewak, Greenbaum & Goldstein, LLP for other services not described above for the years ended December 31, 2004 and 2005.

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all services to be provided to the company by Singer, Lewak, Greenbaum & Goldstein, LLP.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.
Date: April 28, 2006	By:	/s/ MAURIZIO VECCHIONE ----------------------------------------------------------- Name: Maurizio Vecchione Title: Chief Executive Officer (Principal Executive Officer)
Date: April 28, 2006	By:	/s/ BARRY HALL ----------------------------------------------------------- Name: Barry Hall Title: President and Chief Financial Officer (Principal Financial and Accounting Officer)