Form 10QSB
period 2006-03-31
TRESTLE HOLDINGS INC
filed 2006-05-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2006
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — March 31, 2006 (Unaudited) and December 31, 2005
Consolidated Statements of Operations (Unaudited) — Quarter ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows (Unaudited) — Quarter ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$237,000	$305,000
Accounts receivable, net of allowance for doubtful accounts of $59,000 and $82,000 at March 31, 2006 and December 31, 2005, respectively	531,000	960,000
Inventory	311,000	502,000
Prepaid expenses and other current assets	68,000	59,000
TOTAL CURRENT ASSETS	1,147,000	1,826,000
Fixed assets, net of accumulated depreciation of $32,000 and $182,000 at March 31, 2006 and December 31, 2005, respectively	88,000	118,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $1,092,000 and $933,000 at March 31, 2006 and December 31, 2005, respectively	816,000	975,000
Other assets	—	15,000
TOTAL ASSETS	$3,565,000	$4,448,000

See accompanying notes to consolidated financial statements.

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$798,000	$996,000
Accrued expenses	805,000	554,000
Note payable	252,000	—
Deferred revenue	234,000	303,000

TOTAL CURRENT LIABILITIES	2,089,000	1,853,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,000 and 8,257,000 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	8,000	8,000
Additional paid in capital	53,037,000	52,915,000
Deferred stock compensation	—	(3,000)
Accumulated deficit	(51,569,000)	(50,325,000)
Total stockholders’ equity	1,476,000	2,595,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,565,000	$4,448,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Quarter Ended March 31,
	2006	2005
REVENUES
Product	$573,000	$1,004,000
Software support	89,000	88,000
Total revenues	662,000	1,092,000
COST OF REVENUES	301,000	792,000
GROSS PROFIT	361,000	300,000
OPERATING EXPENSES
Research and development	576,000	383,000
Selling, general and administrative expenses	1,009,000	1,294,000
Total operating expenses	1,585,000	1,677,000
LOSS FROM OPERATIONS	(1,224,000)	(1,377,000)
Interest income/(expense) and other, net	(20,000)	45,000
NET LOSS	(1,244,000)	(1,332,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,244,000)	$(1,332,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.15)	$(0.18)

WWEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,000	7,561,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,244,000)	$(1,332,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	183,000	90,000
Provision for doubtful accounts	3,000	5,000
Stock compensation	125,000	29,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	426,000	(476,000)
Inventory	191,000	(91,000)
Prepaid expenses and other assets	6,000	157,000
Accounts payable	(198,000)	122,000
Accrued expenses	253,000	(89,000)
Deferred revenue	(69,000)	(216,000)
Net cash used in operating activities	(324,000)	(1,801,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash for proceeds on sale of assets	6,000	—
Additions to fixed assets	—	(73,000)
Cash paid for acquisition of net assets of InterScope	—	(178,000)
Net cash provided by/(used in) investing activities	6,000	(251,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs on issuance of common stock	—	(259,000)
Net proceeds from common stock	—	2,550,000
Net proceeds from issuance of note	250,000	—
Net cash provided by financing activities	250,000	2,291,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(68,000)	239,000
CASH AND CASH EQUIVALENTS, Beginning of period	305,000	2,371,000
CASH AND CASH EQUIVALENTS, End of period	$237,000	$2,610,000

	Quarter Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$1,000	$5,000
Income taxes	$—	$—
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

    Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $51,569,000 at March 31, 2006.

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

Stock-Based Compensation— On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company has chosen to adopt SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

    SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

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

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. For fiscal year end 2006, the Company has commenced recognizing the costs for share based compensation.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is not applicable to the Company.

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

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Revenues	$662,000	$1,092,000
Cost of Revenues	301,000	792,000
Gross Profit	361,000	300,000
Operating Expenses	1,585,000	1,878,000
Operating Loss	$(1,224,000)	$(1,578,000)

Loss per share
Basic and diluted EPS as reported	$(0.15)	$(0.18)
Pro forma basic and diluted EPS	$(0.15)	$(0.21)

NOTE 3 - ACCOUNTS RECEIVABLE

We use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The factor agreement provides that Trestle can borrow an amount up to 80% of the value of its approved factored customer invoices. In the event the account debtor does not pay within ninety days, Trestle may be required to repurchase the invoice. As of March 31, 2006, the factor held $278,000 of accounts receivable purchased from us and had made advances to us of $222,000 against those receivables of which is included in current liabilities.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Work-in-process	$397,000	$492,000
Finished goods	24,000	118,000
Reserve for obsolescence	(110,000)	(108,000)
Total	$311,000	$502,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(Unaudited)
Furniture, fixtures and equipment	$120,000	$299,000
Leasehold improvements	—	—
	120,000	299,000
Less accumulated depreciation	(32,000)	(181,000)
Total	$88,000	$118,000

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(Unaudited)
Intangible assets	$1,908,000	$1,908,000
Less accumulated amortization	(1,092,000)	(933,000)
Net intangible assets	$816,000	$975,000

NOTE 7 -ACCRUED LIABILITIES

Accrued liabilities are comprised of the following at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(Unaudited)
Accrued bonus	$147.000	$269,000
Accrued paid time off	128,000	143,000
Accrued legal	175,000	43,000
Factor	222,000	—
Other	133,000	99,000
Total	$805,000	$554,000

NOTE 8 - NOTE PAYABLE

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

NOTE 9 - PRIVATE PLACEMENT

We sold 1,457,000 units in a private placement resulting in net proceeds of $2,550,000 during the quarter ended March 31, 2005. On January 21, 2005, the Company completed this private placement. The placement was a unit offering to institutional and accredited investors, with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 shares of common stock. The units were priced at $1.75 and each warrant is exercisable for shares at $1.75 per share.

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants. The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 765,000 shares were available for future grant at March 31, 2006.

Prior to January 1, 2006 the Company accounted for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method the Company did not record compensation expense for the quarter ended March 31, 2005 related to the issuance of employee and director stock option grants because the exercise price equaled the fair market value of the underlying common stock at the date of grant . The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

	Quarter Ended March 31,
	2006	2005
Net loss
As reported	$(1,244,000)	$(1,332,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(126,000)
Pro forma	$(1,244,000)	$(1,458,000)
Loss per share
Basic and diluted EPS as reported	$(0.15)	$(0.18)
Pro forma basic and diluted EPS	$(0.15)	$(0.19)

The Company has elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate. The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2006	2005
Dividend yield	0.0%	0.0%
Volatility	112%	53%
Average expected option life	6.67 years	6.67 years
Risk-free interest rate	4.30%	3.93%

During the quarter ended March 31, 2006, the Company granted 105,000 options to board members. The weighted average exercise price of the grants during the quarter was $0.25. The options vest quarterly over the 2006 fiscal year with an expiration date of 10 years.  The Company has assumed that all stock options issued during the quarter will vest. To account for such grants, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $6,000 related to this issuance and a total compensation expense of $122,000 which includes the issuance of past employee stock options vesting in this quarter. As of March 31, 2006, $215,000 remains to be recognized as a compensation expense for issued options. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

The following table summarizes activity in the Company's stock option plans during the quarter ended March 31, 2006 and the year ended December 31, 2005:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2004	745,000	$3.80
Granted	501,000	0.86
Balance at December 31, 2005	1,246,000	$2.62
Granted	105,000	$0.25
Canceled	291,000	1.78
Balance at March 31, 2006	1,060,000	$1.92

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price

$0.25 - 1.00	555,000	8.67	$0.67	429,000	$0.62
1.01 - 10.00	492,000	8.25	2.91	445,000	3.97
45.00 - 50.00	1,000	4.17	45.00	1,000	45.00
65.00 - 72.50	11,000	3.55	67.45	11,000	67.45
105.00	1,000	2.17	105.00	1,000	105.00
$0.50 - 105.00	1,246,000	8.51	$2.79	703,000	$3.78

NOTE 11 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended March 31, 2006 and 2005 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended March 31,
	2006	2005
Weighted average common stock equivalents:
Stock options	1,460,000	1,263,000
Warrants	4,253,000	4,343,000

NOTE 12 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at March 31, 2006. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 36%, 14% and 7% of the Company’s revenues for the quarter ended March 31, 2006. At March 31, 2006, accounts receivable from these customers were 50%, 0% and 8% of total accounts receivable.

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of March 31, 2006, the Company’s deposits exceeded insured amounts by $137,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

For the Quarter Ended March 31, 2006 and 2005

Results of Operations

Revenues

Revenues were $662,000 and $1,092,000 for the quarters ended March 31, 2006 and 2005, respectively. Revenues for the quarters ended March 31, 2006 and 2005 consisted of $573,000 and $1,004,000 for product and software sales and $89,000 and $88,000 for software support, respectively. The decrease in revenue is primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company receives a higher per unit revenues.

Cost of Sales

Cost of sales was $301,000 and $792,000 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in cost of sales is due lower product unit sales.

Research and Development

Research and development expenses were $576,000 and $383,000 for the quarters ended March 31, 2006 and 2005, respectively. The increase of $193,000 in research and development expenses results mainly from the acquisition InterScope assets and personnel. We expect research and development expenses will fluctuate from period to period in the future as we develop additional products and improve existing products and the availability of working capital.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $976,000 and $1,294,000 for the quarters ended March 31, 2006 and 2005, respectively. The decrease of $318,000 resulted from a decrease in corporate expenses and a reduction in head count and various other fluctuations partially offset by significant increases in non-cash expense related to stock options and amortization of intangibles . We expect selling, general and administrative expenses will decrease in the future as we further institute a cost savings policy

Interest Income, Interest Expense and Other

Interest income and other, net was ($20,000) and $45,000 for the quarters ended March 31, 2006 and 2005, respectively, a decrease in income of $65,000. The decrease is principally due to the lower cash balances and interest expense relating to the factoring of receivables.

Liquidity and Capital Resources

Net cash used in operating activities was $324,000 and $1,801,000 in the quarters ended March 31, 2006 and 2005, respectively. The decrease of $1,477,000 in cash used by operating activities was primarily due to improved margins on sales and cost savings related to a reduction of outside consultants and other corporate expenses.

Net cash provided by/(used in) investing activities was $6,000 and ($251,000) in the quarters ended March 31, 2006 and 2005, respectively. The decrease of $257,000 in cash used in investing activities was primarily due to the purchase of InterScope in the first quarter of 2005.

Net cash provided by financing activities was $250,000 and $2,291,000 in the quarters ended March 31, 2006 and 2005, respectively. The decrease of $2,041,000 in cash provided by financing activities was primarily due to the private placement of common stock and warrants in the first quarter of 2005.

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

On February 27, 2006 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Clarient, Inc., a Delaware corporation (“Clarient”), pursuant to which the Company borrowed $250,000 from Clarient to be used for working capital purposes. The loan bears interest at an annual rate of 8% and is secured by a lien on the Company’s accounts receivable, inventory, software and intellectual property. The loan matures on the earlier of May 30, 2006 and the occurrence of an “Extraordinary Corporate Transaction” (which consists of certain extraordinary transactions involving the Company’s assets or securities), and is subject to acceleration by Clarient following and during the continuation of an event of default. The loan was provided in connection with certain exploratory strategic discussions between the parties but there is no assurance that any such discussions will be consummated. The Company does not have the ability to repay this loan at maturity anand is seeking an extension of the maturity date. However, there is no assurance that the Company will be successful in obtaining an extention of the terms of such extension. If we are unable to repay the loan or obtain an extension, the Company may need to file for bankruptcy.

The Company has suffered recurring losses from operations and has an accumulated deficit of $51,569,000 at March 31, 2006. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Management anticipates that our existing cash and cash equivalents will be sufficient to fund our operations through May 2006. Unless we receive an extension of the Clarient loan or liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we maybe required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. For fiscal year end 2006, the company has commenced recognizing the costs for share based compensation.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is not applicable to the Company.

Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

We May Have Insufficient Resources to Continue Operations.

At March 31, 2006, we had cash and cash equivalents of $237,000. The Company has suffered and continues to suffer recurring losses from operations. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimal level. In February 2006, in connection with certain exploratory strategic discussions we borrowed $250,000 from Clarient, secured by our accounts receivable, inventory and intellectual property. This loan matures on May 30, 2006 subject to earlier maturity under certain circumstances. We do not have the resources to repay this loan at maturity and we are seeking an extension of its maturity. Unless we receive an extension of the Clarient loan or additional liquidity from new purchase orders, or obtain additional capital or loans or sell or license assets, we may not have sufficient liquidity to fund our operations beyond May 2006. In such event, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets.

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

Our Xcellerator service is in its early stages of product introduction and to date we have had limited sales of this product. In order for the Xcellerator to be successful in the market we believe we will have to expand it capabilities. In order to achieve this we might have to outsource some of our development to third parties and this could introduce added costs and time. There can be no guarantees that we will be able to deliver market requirements on time or budget. If we are unsuccessful the Xcellerator product may not be viable.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of March 31, 2006, we had an accumulated deficit of approximately $51,569,000, of which approximately $37,635,000 was incurred prior to the acquisition of the predecessors to Trestle. We anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through at least May 2006. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. The Company is dependant on orders, continued financing or the completion of a strategic transaction to maintain solvency. If we do achieve profitability in any future period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

TRESTLE HOLDINGS, INC.

Date: May 15, 2006	/s/ MAURIZIO VECCHIONE
Name: Maurizio Vecchione
Title: Chief Executive Officer

Date: May 15, 2006	/s/ BARRY HALL
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.