Form 10QSB
period 2006-06-30
TRESTLE HOLDINGS INC
filed 2006-08-09
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — June 30, 2006 (Unaudited) and December 31, 2005
Consolidated Statements of Operations (Unaudited) — Quarter and six months ended June 30, 2006 and 2005
Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$34,000	$305,000
Accounts receivable, net of allowance for doubtful accounts of $42,000 and $82,000 at June 30, 2006 and December 31, 2005, respectively	333,000	960,000
Inventory	233,000	502,000
Prepaid expenses and other current assets	45,000	59,000
TOTAL CURRENT ASSETS	645,000	1,826,000
Fixed assets, net of accumulated depreciation of $61,000 and $182,000 at June 30, 2006 and December 31, 2005, respectively	54,000	118,000
Goodwill	1,514,000	1,514,000
Intangible assets, net of accumulated amortization of $1,221,000 and $933,000 at June 30, 2006 and December 31, 2005, respectively	687,000	975,000
Other assets	—	15,000
TOTAL ASSETS	$2,900,000	$4,448,000

See accompanying notes to consolidated financial statements.

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$639,000	$996,000
Accrued expenses	562,000	554,000
Note payable	507,000	—
Deferred revenue	223,000	303,000

TOTAL CURRENT LIABILITIES	1,931,000	1,853,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,000 and 8,257,000 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	8,000	8,000
Additional paid in capital	53,115,000	52,915,000
Deferred stock compensation	—	(3,000)
Accumulated deficit	(52,154,000)	(50,325,000)
Total stockholders’ equity	969,000	2,595,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,900,000	$4,448,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Product	$436,000	$782,000	$1,009,000	$1,786,000
Software support	105,000	84,000	194,000	172,000
Total revenues	541,000	866,000	1,203,000	1,958,000
COST OF SALES	299,000	644,000	600,000	1,436,000
GROSS PROFIT	242,000	222,000	603,000	522,000
OPERATING EXPENSES
Research and development	239,000	535,000	815,000	918,000
Selling, general and administrative expenses	588,000	1,483,000	1,597,000	2,777,000
Total operating expenses	827,000	2,018,000	2,412,000	3,695,000
LOSS FROM OPERATIONS	(585,000)	(1,796,000)	(1,809,000)	(3,173,000)
Interest income and other, net	—	89,000	(20,000)	134,000
NET LOSS	$(585,000)	$(1,707,000)	$(1,829,000)	$(3,039,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.07)	$(0.21)	$(0.22)	$(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,000	8,257,000	8,257,000	7,909,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,829,000)	$(3,039,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	343,000	293,000
Provision for doubtful accounts	1,000	10,000
Stock based compensation	203,000	55,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	626,000	(210,000)
Inventory	269,000	(186,000)
Prepaid expenses and other assets	29,000	160,000
Accounts payable and accrued expenses	(343,000)	(90,000)
Deferred revenue	(80,000)	(119,000)
Net cash used in operating activities	(781,000)	(3,126,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	10,000	(251,000)
Cash paid for acquisition of net assets of InterScope	—	(178,000)
Net cash used in investing activities	10,000	(429,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs on issuance of common stock	—	(259,000)
Net proceeds from common stock	—	2,550,000
Net proceeds from issuance of note	500,000	—
Net cash provided by financing activities	500,000	2,291,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(271,000)	1,264,000
CASH AND CASH EQUIVALENTS, Beginning of period	305,000	2,371,000
CASH AND CASH EQUIVALENTS, End of period	$34,000	$1,107,000

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$1,000	$22,000
Income taxes	$—	$—
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

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — Trestle Holdings, Inc. ("Trestle Holdings" or "Company"), through its wholly owned subsidiary, Trestle Acquisition Corp. ("Trestle"), develops and sells digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. Trestle's digital tissue imaging products provide a digital platform to share, store, and analyze tissue images. Trestle's telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

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

On June 19, 2006, Trestle Holdings and Trestle agreed to sell (the “Acquisition”) substantially all of their assets to Clarient, Inc. (“Clarient”). The proposed Acquisition will be completed pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) by and among Trestle, Clarient and CLRT Acquisition LLC (“CLRT”), a wholly-owned subsidiary of Clarient. Under the terms of the Purchase Agreement, Clarient will purchase substantially all of the assets of the Company, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory, and manufacturing capabilities (the “Assets”), and will assume certain liabilities of the Company. The purchase price for the assets is approximately $3 million in cash, less the amount of liabilities assumed by Clarient at closing, and is subject to certain potential adjustments pursuant to the Purchase Agreement. The sale is subject to the approval of the Company’s stockholders.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and had an accumulated deficit of approximately $52,154,000 at June 30, 2006.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. If the Acquisition is not consummated, the Company intends to continue to attempt to raise additional capital or enter into a strategic transaction, but there can be no certainty that such efforts will be successful. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company’s recovery is dependent upon future events, the outcome of which is undetermined.

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the June 30, 2006 financial statement presentation. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

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

Factoring of Receivable -  The Company uses an accounts receivable factoring company for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The Company includes the amount in accounts receivable. The amounts advanced are included in current liabilities. For a further discussion see Note 3.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates first-in, first-out method.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation of basic and diluted earnings per share, for the quarters ended June 30, 2006 and 2005 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements—  In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. This statement is not applicable to the Company.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

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

NOTE 2 - ACQUISITION OF INTERSCOPE

On March 11, 2005, we purchased substantially all of the assets of InterScope Technologies, Inc. (“InterScope”). InterScope’s business was historically in image acquisition. Interscope Technologies developed key software applications for improving the workflow of clinical and biopharma pathology, especially in data management applications for use in anatomic pathology, toxicology and genomic environments. These applications attempt to deliver integrated solutions and services to pathologists working in clinical and drug development applications.

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

Six Months Ended June 30, 2005
Revenues	$1,958,000
Cost of Revenues	1,436,000
Gross Profit	522,000
Operating Expenses	3,896,000
Operating Loss	$(3,374,000)

Loss per share
Basic and diluted EPS as reported	$(0.38)
Pro forma basic and diluted EPS	$(0.43)

NOTE 3 - ACCOUNTS RECEIVABLE

We use an accounts receivable factoring company for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The factor agreement provides that we can borrow an amount up to 80% of the value of its approved factored customer invoices. In the event the account debtor does not pay within ninety days, we may be required to repurchase the invoice. As of June 30, 2006, the factor held none of our accounts receivable and had no outstanding advances to us.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Work-in-process	$333,000	$492,000
Finished goods	25,000	118,000
Reserve for obsolescence	(125,000)	(108,000)
Total	$233,000	$502,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(Unaudited)
Furniture, fixtures and equipment	$115,000	$299,000
Less accumulated depreciation	(61,000)	(181,000)
Total	$54,000	$118,000

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(Unaudited)
Intangible assets	$1,908,000	$1,908,000
Less accumulated amortization	(1,221,000)	(933,000)
Net intangible assets	$687,000	$975,000

NOTE 7 - ACCRUED LIABILITIES

Accounts payable and accrued expenses are comprised of the following at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(Unaudited)
Accrued bonus	$198.000	$269,000
Accrued paid time off	132,000	143,000
Accrued legal	125,000	43,000
Other	107,000	99,000
Total	$562,000	$554,000

NOTE 8 - NOTES PAYABLE

On February 27, 2006, we entered into a Loan and Security Agreement between us and Clarient (the “Loan Agreement”) pursuant to which we borrowed $250,000 from Clarient. The Loan Agreement was amended on June 19th, 2006 with the Third Amendment which replaces the maturity date of the loan made by Clarient to us pursuant to the Loan Agreement to the earliest of (i) September 30, 2006 as may be extended under the Purchase Agreement, (ii) an “extraordinary corporate transaction” (which consists of certain significant transactions involving the assets or securities of Trestle Holdings), (iii) the date of acceleration of the loan following an event of default, or (iv) upon termination of the Purchase Agreement under certain circumstances.

On June 19, 2006, in connection with the execution of the Purchase Agreement and to provide us with additional working capital pending completion of the proposed Acquisition, Clarient entered into a Second Loan and Security Agreement (the “Second Loan Agreement”) with Trestle pursuant to which Clarient loaned $250,000 to Trestle Holdings and agreed to, from time to time prior to the closing of the proposed Acquisition and upon conditions contained in the Second Loan Agreement, loan up to an additional $250,000 in two tranches of $125,000 to us. These loans bear interest at the annual rate of 8% and are secured by a lien on Trestle’s accounts receivable, inventory, software and intellectual property. At the completion of the proposed Acquisition, these loans will be canceled and all unpaid principal and accrued interest will be offset against the purchase price payable by Clarient to Trestle for the Acquisition or, if the proposed Acquisition has not yet been completed, will mature on the Maturity Date.

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

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants. The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 765,000 shares were available for future grant at June 30, 2006.

Prior to January 1, 2006 the Company accounted for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method the Company did not record compensation expense for the quarter ended June 30, 2005 related to the issuance of employee and director stock option grants because the exercise price equaled the fair market value of the underlying common stock at the date of grant . The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended June 30, 2005 and six months ended June 30, 2005. Periods ending in 2006 are included for comparative purposes.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss
As reported	$(585,000)	$(1,707,000)	$(1,829,000)	$(3,039,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(126,000)	—	(252,000)
Pro forma	$(585,000)	$(1,833,000)	$(1,829,000)	$(3,291,000)
Loss per share
Basic and diluted EPS as reported	$(0.07)	$(0.21)	$(0.22)	$(0.38)
Pro forma basic and diluted EPS	$(0.07)	$(0.22)	$(0.22)	$(0.42)

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

During the quarter ended June 30, 2006, the Company granted no options. To account for previous grants, we recorded compensation expense of $78,000 which includes the issuance of past employee stock options vesting in this quarter. As of June 30, 2006, $137,000 remains to be recognized as a compensation expense for issued options. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

During the six months ended June 30, 2006, the Company granted 105,000 options to non-management board members. The weighted average exercise price of the grants during the quarter was $0.25. The options vest quarterly over the 2006 fiscal year with an expiration date of 10 years.  The Company has assumed that all stock options issued during the quarter will vest. To account for such grants, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $6,000 related to this issuance and a total compensation expense of $200,000 which includes the issuance of past employee stock options vesting in this quarter.

The following table summarizes activity in the Company's stock option plans during the six months ended June 30, 2006 and the year ended December 31, 2005:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2004	745,000	$3.80
Granted	501,000	0.86
Balance at December 31, 2005	1,246,000	$2.62
Granted	105,000	$0.25
Canceled	291,000	1.78
Balance at June 30, 2006	1,060,000	$1.92

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of June 30, 2006:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price

$0.25 - 1.00	555,000	8.42	$0.67	455,000	$0.60
1.01 - 10.00	492,000	8.00	2.91	445,000	3.97
45.00 - 50.00	1,000	3.92	45.00	1,000	45.00
65.00 - 72.50	11,000	3.30	67.45	11,000	67.45
105.00	1,000	1.92	105.00	1,000	105.00
$0.50 - 105.00	1,060,000	8.16	$2.54	913,000	$3.21

NOTE 11 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for each of the quarters and the six months ended June 30, 2006 and 2005 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common stock equivalents:
Stock options	1,060,000	1,295,000	1,279,000	1,279,000
Warrants	4,179,000	4,246,000	4,216,000	4,294,000

NOTE 12 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at June 30, 2006. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company had three customers that accounted for 23%, 17% and 11% of the Company’s revenues for the quarter ended June 30, 2006. At June 30, 2006, accounts receivable from these customers were 36%, 37% and 0%, respectively, of total accounts receivable.

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of June 30, 2006, the Company’s deposits did not exceeded insured amounts .

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

Overview

We develop and sell digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets. Trestle's digital tissue imaging products provide a digital platform to share, store, and analyze tissue images. Our telemedicine product provides healthcare organizations with a cost effective platform for remote examination, diagnosis, and treatment of patients.

On May 20, 2003, Trestle Holdings entered this line of business through its purchase of substantially all of the assets of Trestle Corporation, a Delaware corporation ("Old Trestle"), and certain assets of Med Diversified, Inc., a Nevada corporation and parent corporation of Old Trestle ("Med"), and two of Med's non-debtor subsidiaries.

On June 19, 2006, Trestle Holdings and Trestle Acquisition Corp. agreed to sell (the “Acquisition”), substantially all of our assets to Clarient. The proposed Acquisition will be completed pursuant to the Purchase Agreement by and among Trestle, Clarient and CLRT. Under the terms of the Purchase Agreement, Clarient will purchase substantially all of our assets, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory, and manufacturing capabilities (the “Assets”), and will assume certain or our liabilities of Trestle. The purchase price for the Assets is approximately $3 million in cash, less the amount of liabilities assumed by Clarient at closing, and is subject to certain potential adjustments pursuant to the Purchase Agreement. The sale is subject to the approval of our stockholders.

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

For the Quarter Ended June 30, 2006 and 2005

Results of Operations

Revenues

Revenues were $541,000 and $866,000 for the quarters ended June 31, 2006 and 2005, respectively. Revenues for the quarters ended June 30, 2006 and 2005 consisted of $436,000 and $782,000 for product and software sales and $105,000 and $84,000 for software support, respectively. The decrease in revenue is primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company receives a higher per unit revenues.

Cost of Sales

Cost of sales was $299,000 and $644,000 for the quarters ended June 30, 2006 and 2005, respectively. The decrease in cost of sales is due lower product unit sales partially offset by an increase in margin on some sales.

Research and Development

Research and development expenses were $239,000 and $535,000 for the quarters ended June 30, 2006 and 2005, respectively. The decrease of $296,000 in research and development expenses results mainly through cost cutting measures enacting at the Company. We expect research and development expenses not increase and will likely decrease further in the future as we seek to complete the Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $588,000 and $1,483,000 for the quarters ended June 30, 2006 and 2005, respectively. The decrease of $895,000 resulted from a decrease in corporate expenses and a reduction in head count and various other fluctuations partially offset by significant increases in non-cash expense related to stock options and amortization of intangibles . We expect selling, general and administrative expenses will decrease in the future as we further institute a cost savings policy by eliminating virtually all of our employees.

Interest Income, Interest Expense and Other

Interest income and other, net was zero and $89,000 for the quarters ended June 30, 2006 and 2005, respectively, a decrease in income of $89,000. The decrease is principally due to the lower cash balances and an increase in interest expense relating to the factoring of receivables.

For the Six Months Ended June 30, 2006 and 2005

Results From Operations

Revenues

Revenues were $1,203,000 and $1,958,000 for the six months ended June 30, 2006 and 2005, respectively. Revenues for the six months ended June 30, 2006 and 2005 consisted of $1,009,000 and $1,786,000 for product sales and $194,000 and $172,000 for software support, respectively. The decrease in revenue is primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company receives a higher per unit revenues.

Cost of Sales

Cost of sales was $600,000 and $1,436,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease in cost of sales is due lower product unit sales partially offset by an increase in margin on some sales.

Research and Development

Research and development expenses were $815,000 and $918,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease of $103,000 in research and development expenses results from typical quarter to quarter fluctuation. We expect research and development expenses not increase and will likely decrease further in the future as we seek to complete the Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,597,000 and $2,777,000 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $1,180,000. The decrease resulted from a decrease in corporate expenses and a reduction in head count and various other fluctuations partially offset by significant increases in non-cash expense related to stock options and amortization of intangibles. We expect selling, general and administrative expenses will decrease in the future as we further institute a cost savings policy by eliminating virtually all of our employees.

Interest Income, Interest Expense and Other

Interest income, interest expense and other, net was ($20,000) and $134,000 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $154,000. The decrease is principally due to the reduction in the forgiveness of debt in 2005 and the lower cash balances.

Liquidity and Capital Resources

Net cash used in operating activities was $781,000 and $3,126,000 in the six months ended June 30, 2006 and 2005, respectively.  The decrease of $2,345,000 in cash used by operating activities was primarily due to improved margins on sales and cost savings related to a reduction of outside consultants and other corporate expenses.

Net cash provide by / (used in) investing activities was $10,000 and ($429,000) for the six months ended June 30, 2006 and 2005, respectively. Investing activities for the six months ended June 30, 2005 resulted from the purchase of fixed assets and cash used in the purchase of substantially all of the assets of InterScope.

Cash provided by financing activities was $500,000 from the Clarient loans and $2,291,000 from the net proceeds of a private placement for the six months ended June 30, 2006 and 2005, respectively.

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

On February 27, 2006, we entered into the Loan Agreement pursuant to which we borrowed $250,000 from Clarient. The Loan Agreement was amended on June 19th, 2006 with the Third Amendment which replaces the maturity date of the loan made by Clarient to us pursuant to the Loan Agreement to the earliest of (i) September 30, 2006 as may be extended under the Purchase Agreement, (ii) an “extraordinary corporate transaction” (which consists of certain significant transactions involving the assets or securities of Trestle Holdings), (iii) the date of acceleration of the loan following an event of default, or (iv) upon termination of the Purchase Agreement under certain circumstances.

On June 19, 2006, in connection with the execution of the Purchase Agreement and to provide us with additional working capital pending completion of the proposed Acquisition, Clarient entered into the Second Loan Agreement with Trestle pursuant to which Clarient loaned $250,000 to Trestle Holdings and agreed to, from time to time prior to the closing of the proposed Acquisition and upon conditions contained in the Second Loan Agreement, loan up to an additional $250,000 in two tranches of $125,000 to us. These loans bear interest at the annual rate of 8% and are secured by a lien on Trestle’s accounts receivable, inventory, software and intellectual property. At the completion of the proposed Acquisition, these loans will be canceled and all unpaid principal and accrued interest will be offset against the purchase price payable by Clarient to Trestle for the Acquisition or, if the proposed Acquisition has not yet been completed, will mature on the Maturity Date.

On June 19, 2006, Trestle Holdings and Trestle Acquisition Corp. agreed to sell (the “Acquisition”), substantially all of our assets to Clarient. The proposed Acquisition will be completed pursuant to the Purchase Agreement by and among Trestle, Clarient and CLRT. Under the terms of the Purchase Agreement, Clarient will purchase substantially all of our assets, including high speed scanning technology, virtual systems, related intellectual property, a current product line, inventory, and manufacturing capabilities (the “Assets”), and will assume certain or our liabilities of Trestle. The purchase price for the Assets is approximately $3 million in cash, less the amount of liabilities assumed by Clarient at closing, and is subject to certain potential adjustments pursuant to the Purchase Agreement. The sale is subject to the approval of our stockholders.

The Company has suffered recurring losses from operations and has an accumulated deficit of $52,135,000 at June 30, 2006. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Management anticipates that our existing cash, cash equivalents and loans will be sufficient to fund our operations through September 2006. Unless we receive an extension of the Clarient loans or liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. This statement is not applicable to the Company.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:
•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities:
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements. This statement is not applicable to the Company.

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

We May Have Insufficient Resources to Continue Operations.

At June 30, 2006, we had cash and cash equivalents of $34,000. The Company has suffered and continues to suffer recurring losses from operations. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimal level. On February 27, 2006, we entered into the Loan Agreement pursuant to which we borrowed $250,000 from Clarient. The Loan Agreement was amended on June 19th, 2006 with the Third Amendment which replaces the maturity date of the loan made by Clarient to us pursuant to the Loan Agreement to the earliest of (i) September 30, 2006 as may be extended under the Purchase Agreement, (ii) an “extraordinary corporate transaction” (which consists of certain significant transactions involving the assets or securities of Trestle Holdings), (iii) the date of acceleration of the loan following an event of default, or (iv) upon termination of the Purchase Agreement under certain circumstances. On June 19, 2006, in connection with the execution of the Purchase Agreement and to provide us with additional working capital pending completion of the proposed Acquisition, Clarient entered the Second Loan Agreement with Trestle pursuant to which Clarient loaned $250,000 to Trestle Holdings and agreed to, from time to time prior to the closing of the proposed Acquisition and upon conditions contained in the Second Loan Agreement, loan up to an additional $250,000 in two tranches of $125,000 to us. These loans bear interest at the annual rate of 8% and are secured by a lien on Trestle’s accounts receivable, inventory, software and intellectual property. At the completion of the proposed Acquisition, these loans will be canceled and all unpaid principal and accrued interest will be offset against the purchase price payable by Clarient to Trestle for the Acquisition or, if the proposed Acquisition has not yet been completed, will mature on the Maturity Date. In such event, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets.

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

We have a history of incurring losses from operations. As of June 30, 2006, we had an accumulated deficit of approximately $52,154,000, of which approximately $37,635,000 was incurred prior to our acquisition of our current business line. We anticipate that our existing cash, cash equivalents and loans will be sufficient to fund our operations through at least September 2006. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. The Company is dependant on orders, continued financing or the completion of the Acquisition or similiar strategic transaction to maintain solvency. If we do achieve profitability in any future period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Due to uncertainties in our business and our history of operating losses, the capital on hand will not be sufficient to fund the company until we achieve positive cash flow.

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

If we lose key personnel and are unable to hire replacement personnel, it could impact our ability to maintain our business.

We believe our future success will depend in large part upon our ability to retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to retain these individuals. Our failure to do so could result in a delay or termination of the Acquisition, delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Our key personnel include Maurizio Vecchione, our Chief Executive Officer, Barry Hall, our President and Chief Financial Officer, Jack Zeineh, MD, our Chief Scientific Officer, and Steve Barbee our Vice President of Sales and Marketing.

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

Undetected errors or failures in our software could result in a delay or termination of the Acquisition, loss or delay in the market acceptance for our product, lost sales or costly litigation.

Because our software products and services are complex, they may contain errors that can be detected at any point in a product's lifecycle. While we continually test our products and services for errors, errors in our products and services may be found in the future even after our products and services have been commercially introduced. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products and services, diversion of development resources, injury to our reputation, increased service and warranty costs or costly litigation. Because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides. Product errors could delay or terminate the Acquisition or harm our business and have a material adverse effect on our results of operations. Additionally, problems in system security, data corruption, access, connectivity and bandwidth may have a material adverse effect on our operations and the Acquisition.

A successful products liability claim could result in a disruption of the Acquisition or require us to pay substantial damages and result in harm to our business reputation.

The manufacture and sale of our products and services involve the risk of product liability claims. We do not carry product liability insurance. A successful claim brought against us may delay or terminate the Acquisition or could require us to pay substantial damages and result in harm to our business reputation, remove our products and services from the market or otherwise adversely affect our business and operations. Even in the event that claims are made unsuccessfully, our business may be adversely affected by expenditure of personnel time and legal costs.

Our products and services could infringe on the intellectual property rights of others, which may delay or terminate the Acquisition, lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products and services.

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

A determination that we are infringing the proprietary rights of others could have a material adverse effect on our products and services, revenues and income. Additionally, this could result in the Acquisition being delayed, terminated or renegotiated. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products and services or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and services and could require us to pay substantial damages and/or royalties.

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

It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace the new technologies offered by our products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization. Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to change behavior and induce customers to utilize our products and services rather than the familiar options and processes they currently use. If we fail to attract additional customers at this early stage, our business may suffer.

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

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and the Acquisition could be hurt or cancelled and we may be required to obtain licenses to patents or proprietary rights of others.

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

The marketing and sale of our current and future products and services may require regulatory approval and on-going certifications. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our future products and services and may subject us to significant regulatory fines or penalties.

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

Failure to comply with applicable requirements in the United States can result in fines, recall or seizure of products and services, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Additionally, this could result in the delay or termination of the Acquisition.

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

In connection with the development of new products and services, we may be required to be in compliance with the quality regulation system, which include production design controls, testing, quality control, storage and documentation procedures. Compliance with quality system regulations is difficult and costly. We cannot assure you that we will be able to comply with quality system regulation requirements. If we do not achieve compliance, the FDA may deny marketing clearance which would harm our business. In addition, we may not be found to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. Currently, the Company is attempting to obtain the FDA 510(k) certification for its Xcellerator product. The process for obtaining this certification includes a study to validate the use of digital images for primary diagnostic purposes. Based on the results of this study an application for certification was filed with the FDA. In January 2006 the Company received notification that its pre-market notification or 510(k) with the US Food and Drug Administration (FDA) for clearance of its digital pathology whole-slide imaging System as a Class II device filed last November had been denied. The FDA stated that it was seeking additional information related to the specificity and sensitivity of the clinical data submitted. The company believes that it can supply such information and will submit a restated notification at the invitation of the FDA.

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

At the end of the period covered by this report and at the end of each fiscal quarter therein, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

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

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although the Company is working to comply with these requirements, the Company has only seventeen employees and these employees work at three locations. The Company's small number of employees and their geographical separation is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings

We settled the litigation with the landlord of the space in Los Angeles our offices located at 11835 W. Olympic Blvd., Suite 550, Los Angeles, California 90064. The Company is not currently involved in any other material legal proceedings.

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

TRESTLE HOLDINGS, INC.

Date: August 9, 2006	/s/ MAURIZIO VECCHIONE
Name: Maurizio Vecchione
Title: Chief Executive Officer

Date: August 9, 2006	/s/ BARRY HALL
Name: Barry Hall
Title: President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Maurizio Vecchione, Chief Executive Officer, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Barry Hall, President and Chief Financial Officer of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certificate of Maurizio Vecchione and Barry Hall, Chief Executive Officer, and President/Chief Financial Officer, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.