Form 10QSB
period 2006-09-30
TRESTLE HOLDINGS INC
filed 2006-11-13
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23000
Trestle Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1328 W. Balboa Blvd. Suite C, Newport Beach, CA 92661
(Address of principal executive offices)

Registrant’s phone number, including area code (949) 903-0468

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2006
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — September 30, 2006 (Unaudited) and December 31, 2005
Consolidated Statements of Operations (Unaudited) — Quarter and nine months ended September 30, 2006 and 2005
Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2006 and 2005
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,070,000	$305,000
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $82,000 at September 30, 2006 and December 31, 2005, respectively	28,000	960,000
Inventory	—	502,000
Prepaid expenses and other current assets	20,000	59,000
TOTAL CURRENT ASSETS	1,118,000	1,826,000
Fixed assets, net of accumulated depreciation of zero and $182,000 at September 30, 2006 and December 31, 2005, respectively	—	118,000
Goodwill	—	1,514,000
Intangible assets, net of accumulated amortization of zero and $933,000 at September 30, 2006 and December 31, 2005, respectively	—	975,000
Other assets	—	15,000
TOTAL ASSETS	$1,118,000	$4,448,000

See accompanying notes to consolidated financial statements.

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$100,000	$996,000
Accrued expenses	31,000	554,000
Deferred revenue	—	303,000

TOTAL CURRENT LIABILITIES	131,000	1,853,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,257,000 and 8,257,000 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	8,000	8,000
Additional paid in capital	53,172,000	52,915,000
Deferred stock compensation	—	(3,000)
Accumulated deficit	(52,193,000)	(50,325,000)
Total stockholders’ equity	987,000	2,595,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,118,000	$4,448,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES
Product	$309,000	$754,000	$1,318,000	$2,540,000
Software support	75,000	125,000	269,000	297,000
Total revenues	384,000	879,000	1,587,000	2,837,000
COST OF SALES	172,000	544,000	772,000	1,980,000
GROSS PROFIT	212,000	335,000	815,000	857,000
OPERATING EXPENSES
Research and development	263,000	555,000	1,078,000	1,473,000
Selling, general and administrative expenses	561,000	1,262,000	2,158,000	4,039,000
Total operating expenses	824,000	1,817,000	3,236,000	5,512,000
LOSS FROM OPERATIONS	(612,000)	(1,482,000)	(2,421,000)	(4,655,000)
Interest income and other, net	573,000	(2,000)	553,000	132,000
NET LOSS	$(39,000)	$(1,484,000)	$(1,868,000)	$(4,523,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.18)	$(0.22)	$(0.56)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,000	8,257,000	8,257,000	8,025,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,868,000)	$(4,523,000)
Adjustments to reconcile loss from operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	451,000	495,000
Provision for doubtful accounts	(38,000)	80,000
Stock based compensation	260,000	59,000
Gain on sale of assets	(581,000)	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	952,000	(221,000)
Inventory	258,000	(95,000)
Prepaid expenses and other assets	54,000	201,000
Accounts payable and accrued expenses	(1,409,000)	(20,000)
Deferred revenue	(159,000)	(154,000)
Net cash used in operating activities	(2,080,000)	(4,178,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	2,845,000	—
Additions to fixed assets	—	(171,000)
Cash paid for acquisition of net assets of InterScope	—	(178,000)
Net cash used in investing activities	2,845,000	(349,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs on issuance of common stock	—	(259,000)
Payment of note	(625,000)	—
Net proceeds from common stock	—	2,550,000
Net proceeds from issuance of note	625,000	—
Net cash provided by financing activities	0	2,291,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	765,000	2,236,000
CASH AND CASH EQUIVALENTS, Beginning of period	305,000	2,371,000
CASH AND CASH EQUIVALENTS, End of period	$1,070,000	$135,000

	Nine months ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(14,000)	$24,000
Income taxes	$—	$—
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

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background —  On September 22, 2006, Trestle Holdings, Inc. ("Trestle Holdings" or "Company") consummated the sale of substantially all of its assets to Clarient, Inc. in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

As a result of such sale, we are a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results. The Company is seeking out suitable candidates for a business combination with a private company. The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the September 30, 2006 financial statement presentation. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

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

Goodwill and Other Indefinite Lived Intangibles — In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. No impairment losses were recorded the nine months ended September 30, 2006 or for the year ending December 31, 2005.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters and the nine months ended September 30, 2006 and 2005 because their effect is anti-dilutive.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement will not a significant impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. This statement will not a significant impact on the Company’s results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective for the fiscal year ending May 31, 2007, and is not expected to materially impact our financial position or results of operations.

NOTE 2 - SALE OF ASSETS

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities. The Company recorded a gain of $581,000 from this sale.

NOTE 3 - ACQUISITION OF INTERSCOPE

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

Nine months ended September 30, 2005
Revenues	$2,837,000
Cost of Revenues	1,980,000
Gross Profit	857,000
Operating Expenses	5,713,000
Operating Loss	$(4,856,000)

Loss per share
Basic and diluted EPS as reported	$(0.56)
Pro forma basic and diluted EPS	$(0.61)

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Work-in-process	$—	$492,000
Finished goods	—	118,000
Reserve for obsolescence	—	(108,000)
Total	$—	$502,000

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(Unaudited)
Furniture, fixtures and equipment	$—	$299,000
Less accumulated depreciation	—	(181,000)
Total	$—	$118,000

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(Unaudited)
Intangible assets	$—	$1,908,000
Less accumulated amortization	—	(933,000)
Net intangible assets	$—	$975,000

NOTE 7 - ACCRUED LIABILITIES

Accounts payable and accrued expenses are comprised of the following at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(Unaudited)
Accrued bonus	$—	$269,000
Accrued paid time off	—	143,000
Accrued legal	—	43,000
Other	31,000	99,000
Total	$31,000	$554,000

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

On June 19, 2006, in connection with the execution of the Purchase Agreement and to provide us with additional working capital pending completion of the proposed Acquisition, Clarient entered into a Second Loan and Security Agreement (the “Second Loan Agreement”) with Trestle pursuant to which Clarient loaned $250,000 to Trestle Holdings and agreed to, from time to time prior to the closing of the proposed Acquisition and upon conditions contained in the Second Loan Agreement, loan up to an additional $250,000 in two tranches of $125,000 to us pursuant to which Clarient loaned $125,000. These loans bear interest at the annual rate of 8% and are secured by a lien on Trestle’s accounts receivable, inventory, software and intellectual property.

At the completion of the Acquisition, these loans were canceled and all unpaid principal and accrued interest were offset against the purchase price payable by Clarient to Trestle for the Acquisition.

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

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants. The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 765,000 shares were available for future grant at September 30, 2006.

Prior to January 1, 2006 the Company accounted for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method the Company did not record compensation expense for the quarter ended September 30, 2005 related to the issuance of employee and director stock option grants because the exercise price equaled the fair market value of the underlying common stock at the date of grant . The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended September 30, 2005 and nine months ended September 30, 2005. Periods ending in 2006 are included for comparative purposes.

	Quarter Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss
As reported	$(39,000)	$(1,484,000)	$(1,868,000)	$(4,523,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(126,000)	—	(377,000)
Pro forma	$(39,000)	$(1,610,000)	$(1,829,000)	$(4,900,000)
Loss per share
Basic and diluted EPS as reported	$(0.00)	$(0.18)	$(0.22)	$(0.56)
Pro forma basic and diluted EPS	$(0.00)	$(0.20)	$(0.22)	$(0.61)

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

During the quarter ended September 30, 2006, the Company granted no options. To account for previous grants, we recorded compensation expense of $57,000 which includes the issuance of past employee stock options vesting in this quarter. As of September 30, 2006, $80,000 remains to be recognized as a compensation expense for issued options. Though these expenses result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

During the nine months ended September 30, 2006, the Company granted 105,000 options to non-management board members. The weighted average exercise price of the grants during the quarter was $0.25. The options vest quarterly over the 2006 fiscal year with an expiration date of 10 years.  The Company has assumed that all stock options issued during the quarter will vest. To account for such grants, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $17,000 related to this issuance and a total compensation expense of $257,000 which includes the issuance of past employee stock options vesting in this quarter.

The following table summarizes activity in the Company's stock option plans during the nine months ended September 30, 2006 and the year ended December 31, 2005:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2004	745,000	$3.80
Granted	501,000	0.86
Balance at December 31, 2005	1,246,000	$2.62
Granted	105,000	$0.25
Canceled	291,000	1.78
Balance at September 30, 2006	1,060,000	$1.92

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price

0.25 - 1.00	555,000	8.17	$0.67	455,000	$0.60
1.01 - 10.00	492,000	7.75	2.91	445,000	3.97
45.00 - 50.00	1,000	3.67	45.00	1,000	45.00
65.00 - 72.50	11,000	3.05	67.45	11,000	67.45
105.00	1,000	1.67	105.00	1,000	105.00
0.50 - 105.00	1,060,000	7.91	$2.54	913,000	$3.21

NOTE 11 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for each of the quarters and the nine months ended September 30, 2006 and 2005 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarter Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average common stock equivalents:
Stock options	1,060,000	1,645,000	1,279,000	1,401,000
Warrants	4,179,000	4,253,000	4,216,000	4,280,000

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

Overview

On September 22, 2006, Trestle Holdings, Inc. ("Trestle Holdings" or "Company") consummated the sale of substantially all of its assets to Clarient, Inc. in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

As a result of such sale, we are a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results. The Company is seeking out suitable candidates for a business combination with a private company. The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

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

For the Quarter Ended September 30, 2006 and 2005

Results of Operations

Revenues

Revenues were $384,000 and $879,000 for the quarters ended September 30, 2006 and 2005, respectively. Revenues for the quarters ended September 30, 2006 and 2005 consisted of $309,000 and $754,000 for product and software sales and $75,000 and $125,000 for software support, respectively. The decrease in revenue is primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company receives a higher per unit revenues and the sale of our assets to Clarient which closed September 22, 2006. Revenues will decrease to zero due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was $172,000 and $544,000 for the quarters ended September 30, 2006 and 2005, respectively. The decrease in cost of sales is due lower product unit sales partially offset by an increase in margin on direct sales.

Research and Development

Research and development expenses were $263,000 and $555,000 for the quarters ended September 30, 2006 and 2005, respectively. The decrease of $292,000 in research and development expenses results mainly through cost cutting measures enacting at the Company. Research and development expenses will decrease to zero for the future due to the sale of substantially all the Company’s assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $561,000 and $1,262,000 for the quarters ended September 30, 2006 and 2005, respectively. The decrease of $701,000 resulted from a decrease in corporate expenses and a reduction in head count and various other fluctuations partially offset by significant increases in non-cash expense related to stock options and amortization of intangibles. We expect selling, general and administrative expenses will decrease significantly in the future as we have terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative function.

Interest Income, Interest Expense and Other

Interest income and other, net was $573,000 and ($2,000) for the quarters ended September 30, 2006 and 2005, respectively, an increase in income of $575,000. The increase is principally due to the gain on the sale of assets of $581,000 from the sale of substantially all the Company’s assets.

For the Nine months ended September 30, 2006 and 2005

Results From Operations

Revenues

Revenues were $1,587,000 and $2,837,000 for the nine months ended September 30, 2006 and 2005, respectively. Revenues for the nine months ended September 30, 2006 and 2005 consisted of $1,318,000 and $2,540,000 for product sales and $269,000 and $297,000 for software support, respectively. The decrease in revenue is primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company receives a higher per unit revenues and the sale of our assets to Clarient which closed September 22, 2006. Revenues will decrease to zero for the future due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was $772,000 and $1,980,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cost of sales is due lower product unit sales partially offset by an increase in margin on direct sales.

Research and Development

Research and development expenses were $1,078,000 and $1,473,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease of $395,000 in research and development expenses results from typical quarter to quarter fluctuation. Research and development expenses will decrease to zero due to the sale of substantially all the Company’s assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,158,000 and $4,039,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $1,881,000. The decrease resulted from a decrease in corporate expenses and a reduction in head count and various other fluctuations partially offset by significant increases in non-cash expense related to stock options and amortization of intangibles. We expect selling, general and administrative expenses will decrease significantly in the future as we have terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative function.

Interest Income, Interest Expense and Other

Interest income, interest expense and other, net was $553,000 and $132,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $421,000. The increase is principally due to the gain on the sale of assets of $581,000 from the sale of substantially all the Company’s assets.

Liquidity and Capital Resources

Net cash used in operating activities was $2,080,000 and $4,178,000 in the nine months ended September 30, 2006 and 2005, respectively.  The decrease of $2,098,000 in cash used by operating activities was primarily due to improved margins on sales and cost savings related to a reduction of employees, outside consultants and other corporate expenses.

Net cash provide by / (used in) investing activities was $2,845,000 and ($349,000) for the nine months ended September 30, 2006 and 2005, respectively. Investing activities for the nine months ended September 30, 2005 resulted from the purchase of fixed assets and cash used in the purchase of substantially all of the assets of InterScope. Investing activities for the nine months ended September 30, 2006 resulted from the sale of substantially all the Company’s assets.

Cash provided by financing activities was zero and $2,291,000 from the net proceeds of a private placement for the nine months ended September 30, 2006 and 2005, respectively.

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

On February 27, 2006, we entered into a Loan Agreement pursuant to which we borrowed $250,000 from Clarient which matured on September 22, 2006. On June 19, 2006, in connection with the execution of the Purchase Agreement and to provide us with additional working capital pending completion of the proposed Acquisition, Clarient entered into a Second Loan Agreement with Trestle pursuant to which Clarient loaned $250,000 to Trestle Holdings and agreed to, from time to time prior to the closing of the proposed Acquisition and upon conditions contained in the Second Loan Agreement, loan up to an additional $250,000 in two tranches of $125,000 to us pursuant to which Clarient loaned $125,000. This loan matured on September 22, 2006. These loans bore interest at the annual rate of 8% and were secured by a lien on Trestle’s accounts receivable, inventory, software and intellectual property.

At the completion of the sale of our assets, these loans were canceled and all unpaid principal and accrued interest were offset against the purchase price paid by Clarient to Trestle.

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

The Company has suffered recurring losses from operations and has an accumulated deficit of $52,193,000 at September 30, 2006. Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement will not a significant impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. This statement will not a significant impact on the Company’s results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. It is effective for the fiscal year ending May 31, 2007, and is not expected to materially impact our financial position or results of operations.

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

We have a history of incurring losses from operations. As of September 30, 2006, we had an accumulated deficit of approximately $52,193,000, of which approximately $37,635,000 was incurred prior to our acquisition of our current business line. We anticipate that our existing cash, cash equivalents and loans will be sufficient to fund our operations. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business activities.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

Since the sale of substantially all of our assets to Clarient, we are a non-operating company and are seeking suitable transaction with a private company, however we may not find a suitable candidate or transaction. If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve, which will take three years to complete and may result in our distributing less cash to our shareholders. Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders.

The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, the opportunities for a private company transaction, administrative and tax filings during or associated with our seeking a private company transaction or any subsequent dissolution, potential claim settlements with creditors, and unexpected or greater than expected operating costs associated with any potential private company transaction or any subsequent liquidation. Furthermore, we cannot provide any assurances that we will actually make any distributions. Any amounts we actually distribute to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses incurred while seeking a private company transaction or any subsequent dissolution, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

In the event of liquidation, our Board of Directors may at any time turn management of the liquidation over to a third party, and our directors may resign from our board at that time.

If we are unable to find or consummate a suitable private company transaction, our directors may at any time turn our management over to a third party to commence or complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and our directors may resign from our board at that time. If management is turned over to a third party and our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, in the event of dissolution, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

In the event of dissolution or a distribution of substantially all our assets, pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that any contingency reserve established by us will be adequate to cover any expenses and liabilities.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2005.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock lower our value and make it more difficult for us to pursue or consummate a private company transaction.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to engage in a private company transaction. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to engage in a private company transaction on terms more favorable to us.

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

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy,

•	litigation, and

•	general market conditions.

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

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Interim President, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report and at the end of each fiscal quarter therein, our management, with the participation of our Interim President, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Interim President concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Changes in internal controls over financial reporting.    The Interim President has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, the Interim President has concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although the Company is working to comply with these requirements, the Company has only one consultant. The Company's lack of employees is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings
The Company is not currently involved in any material legal proceedings.
ITEM 6.	Exhibits
	3.1	Third Amended and Restated Articles of Incorporation of the Company dated November 2, 2006.

	31	Certificate of Eric Stoppenhagen, Interim President, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certificate of Eric Stoppenhagen, Interim President, respectively, of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: November 13, 2006	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

3.1	Third Amended and Restated Articles of Incorporation of the Company dated November 2, 2006.

31	Certificate of Eric Stoppenhagen, Interim President, of Trestle Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Eric Stoppenhagen, Interim President of Trestle Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.