Form 10KSB
period 2006-12-31
TRESTLE HOLDINGS INC
filed 2007-03-09
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-23000

TRESTLE HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

DELAWARE (State or Other Jurisdiction of Organization)	95-4217605 (IRS Employer Incorporation or Identification No.)
P.O. BOX 4198, NEWPORT BEACH, CALIFORNIA (Address of Principal Executive Offices)	92661-4198 (Zip Code)

Issuer's Telephone Number, Including Area Code: 949-903-0468

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE
(Title of class)

Check whether the issuer is not required to file a report pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days: Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB:  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]   No [ ]

State issuer's revenue for its most recent fiscal year: $1,587,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 5, 2007, is: $1,156,000

State the number of shares outstanding of each of issuer's classes of common equity, as of March 5, 2007: 8,257,214

Transitional Small Business Disclosure Format: Yes:  [ ]    No:  [X]

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

Since the sale of substantially all of our assets to Clarient, we are a non-operating company and are seeking a suitable transaction with a private company; however we may not find a suitable candidate or transaction. If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve, which will take three years to complete and may result in our distributing less cash to our shareholders. Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

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

Employees

The Company currently has no full-time employees.

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

We have a history of net losses and will not achieve or maintain profitability.

We have a history of incurring losses from operations. As of December 31, 2006, we had an accumulated deficit of approximately $52,323,000, of which approximately $37,635,000 was incurred prior to our acquisition of our tissue imaging and telemedicine business lines that we sold to Clarient as a non-operating company and approximately $52,193,000 was incurred prior to such sale to Clarient. We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

Since the sale of substantially all of our assets to Clarient, we are a non-operating company and are seeking a suitable transaction with a private company; however, we may not find a suitable candidate or transaction. If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders. Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

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

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy,

•	litigation; and

•	general market conditions.

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

ITEM 2.    PROPERTIES

We are currently not obligated under any leases. We currently pay $1,000 per month on a month to month basis for office space.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2005:
First Quarter	$4.80	$2.01
Second Quarter	$3.40	$1.20
Third Quarter	$1.25	$0.72
Fourth Quarter	$0.72	$0.14
Fiscal year ended December 31, 2006:
First Quarter	$0.29	$0.17
Second Quarter	$0.23	$0.13
Third Quarter	$0.16	$0.09
Fourth Quarter	$0.13	$0.11

Holders
As of March 8, 2007, there were approximately 750 holders of record of the Company's Common Stock.

Dividends
We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividend policy will be determined periodically by our board of directors based upon conditions then existing, including our financial condition, status of any transaction or liquidation and other relevant factors.

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,000	$ 67.50	1,815,000
Equity compensation plans not approved by security holders	4,180,000	$ 3.69	0
Total	4,190,000	$ 3.84	1,815,000

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at December 31, 2006.

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

The Company recognizes revenue on multiple element arrangements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of the undelivered elements such as consulting services and product maintenance, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered when the basic criteria in SOP 97-2 have been met. Revenue from consulting services is recognized as the related services are performed.

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

Fiscal Year 2006 Compared to Fiscal Year 2005

Results From Operations

The information below represents our historical numbers. These numbers are not meaningful going forward due to the sale of our business lines.

Revenues
Revenues were $1,587,000 and $4,007,000 for the years ended December 31, 2006 and 2005, respectively. Revenues consisted of $1,318,000 and $3,650,000 of installation revenues and $269,000 and $357,000 of software support revenues for the years ended December 31, 2006 and 2005, respectively. The decrease in revenue was primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company received a higher per unit revenues and the sale of our assets to Clarient which closed September 22, 2006. Revenues will decrease to zero due to the sale of substantially all the Company’s assets.

Cost of Sales
Cost of sales was $772,000 and $2,629,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in cost of sales was due lower product unit sales partially offset by an increase in margin on direct sales.

Research and Development
Research and development expenses were $1,078,000 and $2,184,000 for the years ended December 31, 2006 and 2005, respectively. The decrease of $1,106,000 in research and development expenses results mainly through cost cutting measures enacting at the Company. Research and development expenses will decrease to zero for the future due to the sale of substantially all the Company’s assets.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2,314,000 and $4,870,000 for the years ended December 31, 2006 and 2005, respectively, a decrease of $2,556,000. The decrease resulted from a decrease in corporate expenses and a reduction in head count and various other fluctuations partially offset by significant increases in non-cash expense related to stock options and amortization of intangibles. Selling, general and administrative expenses have decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Interest Income and Other, Net
Interest income/(loss) and other, net was $(2,000) and $112,000 in the years ended December 31, 2006 and 2005, respectively.

Gain on Sale of Assets
Gain on the sale of assets was $581,000 from the sale of substantially all the Company’s assets to Clarient, Inc.

Liquidity and Capital Resources

Net cash used in operating activities was $2,352,000 and $4,003,000 in the years ended December 31, 2006 and 2005, respectively. The decrease of $1,651,000 in cash used by operating activities was primarily due to improved margins on sales and cost savings related to a reduction of employees, outside consultants and other corporate expenses.

Net cash provided by / (used in) investing activities was $2,845,000 and ($354,000) in the years ended December 31, 2006 and 2005, respectively. Investing activities for the year ended December 31 resulted from the purchase of fixed assets and cash used in the purchase of substantially all of the assets of InterScope. Investing activities for the year ended December 31, 2006 resulted from the sale of substantially all the Company’s assets.

Net cash provided by financing activities was zero and $2,291,000 in 2006 and 2005, respectively. The decrease of $2,291,000 in cash provided by financing activities was primarily due to the sale of common stock and warrants in 2005.

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

The Company suffered recurring losses from operations and has an accumulated deficit of $52,323,000 at December 31, 2006. Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements in pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2006, Trestle Holdings, Inc. (“the Company” or “Trestle”) received a resignation letter from Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) dated June 29, 2006. SLGG’s letter did not state the reasons for ceasing the relationship. In conversations with Barry Hall, our President and Chief Financial Officer, SLGG stated that they were resigning due to lack of resources available within SLGG at this time. Because of these circumstances, they will be unable to provide timely services to the Company. The reports of SLGG for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

During the Company’s two prior fiscal years, the first quarter ended March 31, 2006, and the period from April 1, 2006 through the date of their resignation, there were no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the subject matter of the disagreement in connection with their reports on Trestle’s financial statements (as defined in Rule 304(a)(1)(iv) (A) of Regulation S-B promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule 304(a)(1)(iv) (B) of Regulation S-B).

The Company’s Audit Committee has engaged the public accounting firm of Goldman & Parks LLP. (‘the Firm’) which is registered with the Public Company Accounting Oversight Board (PCOAB) to become Trestle’s principal independent accountant. During the two most recent fiscal years and the subsequent interim period preceding discussions with the Firm , neither Trestle, nor anyone on its behalf, has consulted with the Firm regarding: (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on Trestle’s financial statements, which consultation resulted in the providing of a written report or oral advice concerning the same to Trestle that was an important factor considered by Trestle in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Rule 304(a)(1)(iv) (A) of Regulation S-B promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule 304(a)(1)(iv) (B) of Regulation S-B).

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors

The Company’s directors at December 31, 2006 were:

Name of Nominee	Age	Position(s) with Trestle
William D. Dallas	51	Director
Michael S. Doherty	53	Chairman of the Board
Allon Guez	54	Director
Crosby Haffner	34	Director
Michael S. Hope	64	Director

WILLIAM D. DALLAS was appointed as a Director of the Company in March 2001.  Mr. Dallas also served as a Director of the Company from May 2000 through December 2000.  Mr. Dallas is currently Chairman of the Board of Dallas Capital Management, a financial managment, advisory firm that he founded in 1999.  Mr. Dallas was the founder of First Franklin and served as its Chariman, Chairman Emeritus from 1981 to 2003.  First Franklin was purchased by National City Bank in 1999 and Merrill Lynch in 2006.  Mr. Dallas is also currently Chairman of the following companies: Fox Sports Grill, Diversified Capital, LoanCity and Dualstar Entertainment Group LLC.

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

Executives

The Company’s executive officers at December 31, 2006 were:

Name of Nominee	Age	Position(s) with Trestle

Michael S. Doherty	52	Chairman of the Board
Eric Stoppenhagen	33	Interim President and Secretary

Certain information about Mr. Stoppenhagen is set forth below. Information about Mr. Doherty is provided above under Directors.

ERIC STOPPENHAGEN was appointed President and Secretary in September 2006. From June 2003 to September 2006, Mr. Stoppenhagen served as Vice President of Finance for Trestle Acquisition Corp. From 2001 to 2002, he served as Director of Finance for Stromberg Consulting Inc., a change management consulting firm.

    Audit Committee and Audit Committee Financial Expert
The Audit Committee is currently comprised of two members: Michael Hope (Chairman) and William Dallas. Currently, Mr. Hope and Mr. Dallas are both independent as defined by the listing standard of NASDAQ as now in effect. The Board has identified Mr. Hope as a financial expert within the meaning of applicable regulatory standards.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is attached to this Definitive Proxy Statement.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2006, 2005, and 2004, to the Company's principal executive officer and each of the other executive officers whose salary exceeded $100,000 for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position(2)	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants
Michael Doherty Chairman of the Board	2006 2005 2004	$33,000(1) $194,000(1) $50,000(1)	N/A $50,000(1) $150,000(1)	N/A $88,425(1) $151,386(1)	N/A 25,000(1) 10,000(1)
Eric Stoppenhagen Interim President	2006	N/A	N/A	$40,500(2)	N/A
Maurizio Vecchione Chief Executive Officer	2006 2005 2004	$107,454 $229,166 $91,666	N/A N/A $34,375	N/A N/A $35,912(3)	N/A 10,000 250,000(3)
Barry Hall President and Chief Financial Officer	2006 2005 2004	$83,922 $166,661 $68,750	N/A N/A $22,913	N/A N/A $35,912(3)	N/A 10,000 150,000(3)
Jack Zeineh Chief Science Officer	2006 2005 2004	$209,179 $186,666 $200,000	$70,429 N/A N/A	N/A N/A N/A	N/A 28,571 N/A

(1)
For 2006, this represents $33,000 for chairman services. Mr. Doherty agreed to cancel the options and compensation received for his board service. For 2005, this represents $194,000 for chairman services, $50,000 in fees paid to Doherty & Co, $73,425 in estimated fair market value of office space and parking provided at no cost and $15,000 for board compensation. For 2004 this represents $50,000 for chairman services, $150,000 in bonus compensation, $51,286 for Doherty & Co. services and expenses, $80,100 in estimated fair market value of office space and parking provided at no cost and $20,000 for board compensation.

(2)
On September 25, 2006, the Company entered into an agreement with Eric Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months. Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter. Additionally, Mr. Stoppenhagen receives a $1,000 allowance per month for office expenses.

(3)
Maurizio Vecchione was appointed as Chief Executive Officer and Barry Hall was appointed as President, Chief Financial Officer and Secretary in July 2004. Maurizio Vecchione and Barry Hall are principals in Synthetica, Ltd which provided consulting services to the company from May 15, 2004 to July15, 2004. During that time Synthetica was paid $35,913 in fees and expenses reimbursement. Effective September 16, 2005, Maurizio Vecchione, Chief Executive Officer and Barry Hall, Chief Financial Officer voluntarily agreed to a reduction in their compensation equal to fifty percent of amount as contained in their employment contracts dated May 15, 2005. These reductions reduced cash compensation to $137,500 and $100,000 for Mr. Vecchione and Mr. Hall, respectively. In turn Mr. Vecchione and Mr. Hall were granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The Options are exercisable at $1.00 per share and fully vested March 16, 2006. Mr. Vecchione and Mr. Hall canceled all of their options received from the Company.

OPTION AND WARRANT GRANTS IN LAST FISCAL YEAR

The following table and related footnotes set forth the number of securities underlying options and warrants granted in the last fiscal year (2006) and held by the Company's Executive Officers.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Michael Doherty	0	0	0
Eric Stoppenhagen	0	0	0

AGGREGATED OPTION AND WARRANT EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION AND WARRANT VALUES

The following table and related footnotes set forth option exercises in 2006 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 12/31/06	Value of Unexercised In-the-Money Options and Warrants at 12/31/06
Michael Doherty	0	N/A	439,668	0
Eric Stoppenhagen	0	N/A	0	0

EMPLOYMENT AGREEMENTS

The Company has entered into consulting agreements with Mr. Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months. Mr. Stoppenhagen will be paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter.

Compensation of Directors

During 2006, non-employee directors of the Company were entitled to receive cash compensation for their services, along with reimbursement for their reasonable expenses in attending meetings of the Board of Directors or any meetings of a Committee of the Board of Directors. Each non-employee director were entitled to receive the following fees:

Directors of the Company who are neither employees of the Company nor of the Company's affiliates were entitled to receive $20,000 in cash each year for serving on the Board paid at the beginning of each quarter. Additionally, each Director receives 10,000 options at the beginning of each year. Committee chairpersons receive 10,000 options granted at the inception of such member's tenure and at the beginning of each year served. Committee members receive 5,000 options granted at the inception of such member's tenure and at the beginning of each year served. New Directors also receive a one-time option grant of 30,000 on the date of appointment. The exercise price of such stock option grants is set at market at the time of the grant and vest 25% at the end of each quarter.

       In December 2006, all current directors of the Company agreed to cancel all stock options previously granted to them and to waive their board fees.

Directors who are employees of the Company do not receive additional compensation for their services as directors. During 2006, Mr. Vecchione was the only employee who served as a director.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 5, 2007 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock and Nature of Beneficial Owner	Percent of Class of Common Stock(1)
Allon Kohl Family CUB Investors(2)	835,000	9.69%
Bristol Investment Fund(3)	700,000	8.18%
Steve Emerson(4)	834,182	9.99%
Paul Guez(5)	908,558	10.98%
SF Capital Partners Ltd.(6)	853,857	9.99%
Michael S. Doherty(7)	491,066	5.61%
William Dallas(8)	193,405	2.34%
Allon Guez(9)	0	0.00%
Crosby Haffner(10)	242,500	2.86%
Michael Hope(11)	0	0.00%
Eric Stoppenhagen(12)	50,000	0.61%
All Officers and Directors as a group(13) (6 persons)	976,971	10.95%

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

(7)
The address of Michael Doherty is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase 491,066 shares of Common Stock within 60 days.

(8)
The address of William Dallas is c/o Trestle Holdings., Inc, P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase 2,353 shares of Common Stock within 60 days.

(9)	The address of Allon Guez is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198.

(10)
The address of Crosby Haffner is c/o Trestle Holdings, Inc, P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase 217,500 shares of Common Stock within 60 days.

(11)	The address of Michael Hope is c/o Trestle Holdings, Inc, P.O. Box 4198, Newport Beach, CA 92661-4198.

(12)	The address of Eric Stoppenhagen is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Mr. Stoppenhagen was appointed Interim President in September 2006.

(13)
Includes the beneficial ownership of Messrs. Doherty, Dallas, Guez, Haffner, Hope and Stoppenhagen. The beneficial ownership calculation includes the total number of options/warrants of such persons exercisable within 60 days held by such persons to purchase 976,971 shares of common stock. Assuming that none of such persons exercises within 60 days any of such his respective options or warrants, the beneficial ownership of the group is approximately 10.34%.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2006.

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

From August 2004 through May 2005, the Company retained Mr. Doherty's services as Chairman and paid Mr. Doherty $10,000 per month for ten months starting August 1, 2004. On May 27, 2005, the Compensation Committee on behalf of the Company entered into a one year consulting agreement with Michael Doherty, the Company’s Chairman. Under this agreement, the Consultant would oversee the capitalization of the Company, investor relations and will provide strategic advice to the Chief Executive Officer. Michael Doherty was to be compensated $20,000 per month in advance. Additionally, the Consultant was paid a monthly allowance of $2,500 in advance to cover expenses related of an administrative assistant. Effective November 1, 2005, Michael Doherty, Executive Chairman of the Board of Directors voluntarily agreed to reduce his compensation by fifty-percent. Mr. Doherty continued to receive $2,500 in reimbursement for administrative costs. Additionally, Mr. Doherty received $2,000 per month for office space. In turn, Mr. Doherty was granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The options are exercisable at $1.00 per share and vest one-hundred percent after six months. On March 15, 2006, the companies mutually terminated the consulting agreement.

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

On September 25, 2006, the Company entered into an agreement with Eric Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months. Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter. Additionally, Mr. Stoppenhagen received a $1,000 allowance per month for office expenses. As of December 31, 2006, Mr. Stoppenhagen has received $40,500 under this agreement.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

*3.1
Third Amended and Restated Articles of Incorporation of the Company dated November 2, 2006 (incorporated herein by reference to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006)

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

*10.3
Warrant Agreement dated July 2, 2003, by and between the Company and Michael Doherty. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)

*10.4
Warrant Agreement dated September 26, 2003, by and between the Company and Michael Doherty. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003)

*10.5	Employment agreement between the Company and Maurizio Vecchione dated May 18, 2004. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated May 19, 2004)
*10.6	Option agreement between the Company and Maurizio Vecchione dated May 18, 2004. (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated May 19, 2004)
*10.7	Employment agreement between the Company and Barry Hall dated May 18, 2004. (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated May 19, 2004)
*10.8	Option agreement between the Company and Barry Hall dated May 18, 2004. (incorporated by reference to Exhibit 99.5 of the Company's Form 8-K dated May 19, 2004)

*10.9	Warrant agreement for private placement dated (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated January 24, 2005)
*10.10	Asset purchase agreement between the Company and InterScope Technologies, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated March 16, 2005)
*10.11	Doherty & Company Consulting Agreement (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated May 13, 2005)
*10.12	Michael Doherty Consulting Agreement (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 31, 2005)
*10.13	Michael Doherty Consulting Agreement Amendment (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated September 22, 2005)
*10.14	Maurizio Vecchione and Barry Hall Employment Agreement Amendment (incorporated by reference to Exhibit 99.2 and 99.3 of the Company's Form 8-K dated September 22, 2005)
*10.15	Loan Agreement (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 3, 2006)
*10.16	Asset purchase agreement between the Company and Clarient, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 19, 2006)
*10.17	Eric Stoppenhagen Consulting Agreement (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated September 25, 2006)
21	List of subsidiaries of Company
31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Audit Fees

The aggregate fees billed by Goldman & Parks, LLP for the audit of the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $33,000 for 2006 and zero for 2005.

The aggregate fees billed by Singer, Lewak, Greenbaum & Goldstein, LLP for the audit of the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $81,000 for 2006 and $109,000 for 2005.

Audit-Related Fees

There were no fees billed by Goldman & Parks, LLP or Singer, Lewak, Greenbaum & Goldstein, LLP for audit-related services for the years ended December 31, 2006 and 2005.

Tax Fees

There were no fees billed by Goldman & Parks, LLP or Singer, Lewak, Greenbaum & Goldstein, LLP for tax related services for the years ended December 31, 2005 and 2005.

All Other Fees

There were no fees billed by Goldman & Parks, LLP or Singer, Lewak, Greenbaum & Goldstein, LLP for other services not described above for the years ended December 31, 2005 and 2005.

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all services to be provided to the company by Goldman & Parks, LLP our current auditors.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.
Date: March 8, 2007	By:	/s/ MICHAEL DOHERTY ----------------------------------------------------------- Name: MICHAEL DOHERTY Title: Chairman of the Board (Principal Executive Officer)
Date: March 8, 2007	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Interim President (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE
/s/ MICHAEL DOHERTY ------------------------------------ Michael S. Doherty	Director (Principal Executive Officer)	March 8, 2007
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Interim President (Principal Financial and Accounting Officer)	March 8, 2007
/s/ WILLIAM DALLAS ------------------------------------ William Dallas	Director	March 8, 2007
/s/ ALLON GUEZ ------------------------------------- Allon Guez	Director	March 8, 2007
/s/ CROSBY HAFFNER ------------------------------------ Crosby Haffner	Director	March 8, 2007
/s/ MICHAEL HOPE ------------------------------------ Michael Hope	Director	March 8, 2007

ITEM 7.    FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-3
CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2004
Consolidated Balance Sheets	F-4 to F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders' Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 to F-19

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trestle Holdings, Inc
Newport Beach, California

We have audited the consolidated balance sheets of Trestle Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ GOLDMAN & PARKS LLP

Tarzana, California
March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trestle Holdings, Inc.
Irvine, California

We have audited the consolidated balance sheet of Trestle Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
March 28, 2006

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$798,000	$305,000
Accounts receivable, net of allowance for doubtful accounts of zero and $82,000 in 2006 and 2005, respectively	—	960,000
Inventory	—	502,000
Prepaid expenses and other assets	118,000	59,000
TOTAL CURRENT ASSETS	916,000	1,826,000
Other assets	—	15,000
Fixed assets, net of accumulated depreciation of zero and $182,000 in 2006 and 2005, respectively	—	118,000
Goodwill	—	1,514,000
Intangible assets, net of accumulated amortization of zero and $933,000 in 2006 and 2005, respectively	—	975,000
TOTAL ASSETS	$916,000	$4,448,000

See accompanying notes to consolidated financial statements.

(Continued)

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,000	$996,000
Accrued expenses	37,000	554,000
Deferred revenue	—	303,000
TOTAL CURRENT LIABILITIES	59,000	1,853,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $10 par value, 4,675,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2006 and 2004, respectively, liquidation preference of zero and zero at December 31, 2006 and 2005, respectively	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 8,257,000 and 8,257,000 issued and outstanding at December 31, 2006 and 2005, respectively	8,000	8,000
Additional paid in capital	53,172,000	52,915,000
Deferred stock compensation	—	(3,000)
Accumulated deficit	(52,323,000)	(50,325,000)
Total stockholders' equity	857,000	2,595,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$916,000	$4,448,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
REVENUES
Product	$1,318,000	$3,650,000
Software support	269,000	357,000
Total revenues	1,587,000	4,007,000
COST OF SALES	772,000	2,629,000
GROSS PROFIT	815,000	1,378,000
OPERATING EXPENSES
Research and development	1,078,000	2,184,000
Selling, general and administrative expenses	2,314,000	4,870,000
Total operating expenses	3,392,000	7,054,000
LOSS FROM OPERATIONS	(2,577,000)	(5,676,000)
Interest income and other, net	(2,000)	112,000
Gain on sale of assets	581,000	—
NET LOSS BEFORE INCOME TAXES	(1,998,000)	(5,564,000)
Provision for income taxes	—	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,998,000)	$(5,564,000)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.24)	$(0.69)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,214	8,083,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2004

	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Deferred Stock Compensation	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2004	0	$0	6,443,000	$6,000	$49,613,000	(53,000)	$(44,761,000)	$4,805,000

Issuance of warrants and options					13,000	50,000		63,000
Cashless exercise of warrants			18,000
Offering costs					(259,000)			(259,000)
Issuance of common stock for cash			1,458,000	2,000	2,548,000			2,550,000
Issuance of common stock for purchase of InterScope’s assets			338,000		1,000,000			1,000,000
Net loss							(5,564,000)	(5,564,000)
BALANCE, DECEMBER 31, 2005	0	$0	8,257,000	$8,000	$52,915,000	$(3,000)	$(50,325,000)	$2,595,000

Issuance of warrants and options					257,000	3,000
Cashless exercise of warrants
Offering costs
Issuance of common stock for cash
Net loss							(1,998,000)	(1,998,000)
BALANCE, DECEMBER 31, 2006	0	$0	8,257,000	$8,000	$53,172,000	$0	$(52,323,000)	$871,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,998,000)	$(5,564,000)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	451,000	713,000
Provision for doubtful accounts	(38,000)	23,000
Stock based compensation	260,000	63,000
Gain on sale of assets	(581,000)	—
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	980,000	(4,000)
Inventory	258,000	48,000
Prepaid expenses and other assets	(44,000)	326,000
Accounts payable and accrued expenses	(1,481,000)	466,000
Deferred revenue	(159,000)	(74,000)
Net cash used in operating activities	(2,352,000)	(4,003,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	2,845,000	—
Additions to fixed assets	—	(176,000)
Acquisition of InterScope’s assets	—	(178,000)
Net cash used in by investing activities	2,845,000	(354,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs on issuance of common stock	—	(259,000)
Payment of note	(625,000)	—
Net proceeds from issuance of common stock	—	2,550,000
Net proceeds from issuance of note	625,000	—
Net cash provided by financing activities	0	2,291,000
NET INCREASE/(DECREASE) IN CASH	493,000)	(2,066,000)
CASH, Beginning of period	305,000	2,371,000
CASH, End of period	$798,000	$305,000

	Years Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$(4,000)	$18,000

Income taxes	—	—

NON-CASH FINANCING ACTIVITY:

See Note 2 for disclosure of non-cash financing activities.

See accompanying notes to consolidated financial statements

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated on consolidation. As of December 31, 2006, the Company has dissolved all of its subsidiaries.

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

Goodwill and Other Indefinite Lived Intangibles — In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. No impairment losses were recorded for the year ended December 31, 2006 or for the year ending December 31, 2005.

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

Recently Issued Accounting Pronouncements —In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

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

NOTE 2 - SALE OF ASSETS

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for payment of loans and related interest on the loans from Clarient and assumption of approximately $154,000 of liabilities. The Company recorded a gain of $581,000 from this sale.

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

The Year Ended December 31, 2005
Revenues	$4,007,000
Cost of Sales	1,980,000
Gross Profit	857,000
Operating Expenses	7,247,000
Operating Loss	$(6,390,000)

Loss per share
Basic and diluted EPS as reported	$(0.70)
Pro forma basic and diluted EPS	$(0.80)

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Work-in-process	$—	$492,000
Finished goods	—	118,000
Reserve for obsolescence	—	(108,000)
Total	$—	$502,000

NOTE 5 - FIXED ASSETS
Fixed assets comprised of the following at December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005
Furniture, fixtures and equipment	$—	$300,000
Less accumulated depreciation	—	(182,000)
Total	$—	$118,000

NOTE 6 - INTANGIBLE ASSETS

Intangible assets comprised of the following at December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005
Intangible assets	$—	$1,908,000
Less accumulated amortization	—	(933,000)
Net intangible assets	$—	$975,000

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities for the years ended December 31, 2006 and 2005 consist of the following:

	Years Ended December 31,
	2006	2005
Accrued bonus	$—	$269,000
Accrued paid time off	—	143,000
Accrued legal	—	43,000
Other	37,000	99,000
	$37,000	$554,000

NOTE 8 - INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2006 and 2005 consist of the following:

	Years Ended December 31,
	2006	2005
Current	$—	$—
Change in deferred tax asset	(463,000)	674,000
Change in valuation allowance	463,000	(674,000)
Provision for income taxes	$—	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2006 and 2005 differ as follows:

	Years Ended December 31,
	2006	2005
Provision computed at the statutory rate	$463,000	$(674,000
Change in valuation allowance	(463,000)	674,000)
Income tax provision (benefit)	$—	$—

The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Federal net operating loss carryforward	$10,987,000	$10,232,000
State net operating loss carryforward	184,000	400,000
Accounts receivable	—	82,000
Depreciation	—	34,000
Capital loss carryforward	1,356,000	1,356,000
Accrued vacation	—	49,000
Goodwill	—	63,000
Total deferred tax asset	12,527,000	12,216,000
Goodwill	—	(85,000)
Deferred state taxes	—	(498,000)
Total deferred tax liability	—	(583,000)
Net deferred tax asset	12,527,000	11,633,000
Valuation allowance	(12,527,000)	(11,633,000)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2006, the Company has a net operating loss carryforward of approximately $32,314,000 and $394,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2007, respectively. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases —The Company currently is not party to any leases

Rent expense charged to operations for the years ended December 31, 2006 and 2005 was $248,000 and $603,000. Rent income from sublease arrangements for the years ended December 31, 2006 and 2005 was zero and $38,000. The Company does not expect significant income from sublease arrangements in the future.

Litigation — The Company is currently not party to any legal proceedings.

Consulting Agreements — On September 25, 2006, the Company entered into an agreement with Eric Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months. Mr. Stoppenhagen will be paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter.

NOTE 10 - WARRANTS

During the year ended December 31, 2006, the Company did not issue any warrants and 73,074 warrants expired.  To account for such previous grants to non-employees, we recognized compensation expense of $3,000 for the year ended December 31, 2006. Compensation expense is recognized ratably over the term of the related services provided. Currently, we have 4, 179,784 warrants issued and outstanding.

During the year ended December 31, 2005, the Company issued 1,199,000 warrants to management, investors and consultants.  The weighted average exercise price of the grants during the year ending December 31, 2006 was $1.75. The vesting periods on these grants range from immediate to 3 years, and the lives range from 4 to 10 years.  To account for such grants to non-employees, we recorded deferred stock compensation of $13,000, and recognized compensation expense of $63,000 for the year ended December 31, 2005. Compensation expense is recognized ratably over the term of the related services provided.

As part of the 1999 Refinancing, the Company granted warrants to purchase 134,462 shares of common stock at prices ranging between $90 to $120 per share, of which 61,528 were outstanding at December 31, 2006. The warrants had a fair value of $2,360,000 at the date of grant, are fully vested and expire six to eight years from their issuance date.

As a result of the refinancing that took place in 1999, the Company granted warrants, not covered by the employee stock purchase plans, to purchase 134,462 shares of common stock to certain employees, officers and directors of which 84,808 were outstanding at December 31, 2006. These warrants vest either on the grant date or over three years from the grant date. The options are exercisable at prices ranging from $90 to $120 per share and expire six to eight years from their issuance date.

NOTE 11 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants. The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at December 31, 2006.

Prior to January 1, 2006 the Company accounted for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method the Company did not record compensation expense for the year ended December 31, 2005 related to the issuance of employee and director stock option grants because the exercise price equaled the fair market value of the underlying common stock at the date of grant . The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005. Periods ending in 2006 are included for comparative purposes.

	Years ended December 31,
	2006	2005
Net loss
As reported	$(1,998,000)	$(5,564,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(540,000)
Pro forma	$(1,998,000)	$(6,104,000)
Loss per share
Basic and diluted EPS as reported	$(0.24)	$(0.69)
Pro forma basic and diluted EPS	$(0.24)	$(0.76)

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

During the year ended December 31, 2006, the Company granted 105,000 options to non-management board members. The weighted average exercise price of the grants during the quarter was $0.25. The options vest quarterly over the 2006 fiscal year with an expiration date of 10 years.  The Company has assumed that all stock options issued during the year would vest. To account for such grants, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $17,000 related to this issuance and a total compensation expense of $257,000 which includes the issuance of past employee stock options vesting in this year.

The following table summarizes activity in the Company's stock option plans during the year ended December 31, 2006 and the year ended December 31, 2005:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2004	745,000	$3.80
Granted	501,000	0.86
Balance at December 31, 2005	1,246,000	$2.62
Granted	105,000	0.25
Canceled	1,341,000	2.43
Balance at December 31, 2006	10,000	$67.50

In 2006, as a result of the sale of all assets of the Company, all employees were terminated from the Company. Options from these employees were cancelled as per the stock option plan. Additionally, the directors of the Company agreed to the cancellation of all of their granted options.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price

0.25 - 1.00	0	0	$0	0	$0
1.01 - 10.00	0	0	0	0	0
45.00 - 50.00	0	0	0	0	0
65.00 - 72.50	10,000	2.75	67.50	10,000	67.50
105.00	0	0	0	0	0
0.50 - 105.00	10,000	2.75	$67.50	10,000	$67.50

Non-Plan Stock Options— During the year ended December 31, 2005, the Company's issued 400,000 non-plan stock options with a strike price of $2.50 to Maurizio Vecchione and Barry Hall. During 2006, Mr. Vecchione and Mr. Hall agreed to cancel these non-plan options.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2006 and 2005 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2006	2005
Weighted average common stock equivalents:
Plan Stock Options	10,000	1,246,000
Non-Plan Stock Options	—	400,000
Warrants	4,180,000	4,253,000

NOTE 13 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at December 31, 2006. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of December 31, 2006, the Company’s deposits exceeded insured amounts by $697,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 14 - RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

From August 2004 through May 2005, the Company retained Mr. Doherty's services as Chairman and paid Mr. Doherty $10,000 per month for ten months starting August 1, 2004. On May 27, 2005, the Compensation Committee on behalf of the Company entered into a one year consulting agreement with Michael Doherty, the Company’s Chairman. Under this agreement, the Consultant would oversee the capitalization of the Company, investor relations and will provide strategic advice to the Chief Executive Officer. Michael Doherty was to be compensated $20,000 per month in advance. Additionally, the Consultant was paid a monthly allowance of $2,500 in advance to cover expenses related of an administrative assistant. Effective November 1, 2005, Michael Doherty, Executive Chairman of the Board of Directors voluntarily agreed to reduce his compensation by fifty-percent. Mr. Doherty continued to receive $2,500 in reimbursement for administrative costs. Additionally, Mr. Doherty received $2,000 per month for office space. In turn, Mr. Doherty was granted 10,000 stock options under the Company’s Amended and Restated 2003 Stock Incentive Plan. The options are exercisable at $1.00 per share and vest one-hundred percent after six months. On March 15, 2006, the companies mutually terminated the consulting agreement.

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

On September 25, 2006, the Company entered into an agreement with Eric Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months. Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter. Additionally, Mr. Stoppenhagen received $1,000 allowance for office expense. As of December 31, 2006, Mr. Stoppenhagen has received $40,500 under this agreement.