Form 10QSB
period 2007-03-31
TRESTLE HOLDINGS INC
filed 2007-04-16
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23000

Trestle Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 4198, Newport Beach, California 92661
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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2007
Common Stock, $.001 par value	8,257,214

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — March 31, 2007 (Unaudited) and December 31, 2006
Consolidated Statements of Operations (Unaudited) — Quarter ended March 31, 2007 and 2006
Consolidated Statements of Cash Flows (Unaudited) — Quarter ended March 31, 2007 and 2006
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$781,000	$798,000
Prepaid expenses and other current assets	69,000	118,000
TOTAL CURRENT ASSETS	850,000	916,000
TOTAL ASSETS	$850,000	$916,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$22,000
Accrued expenses	30,000	37,000

TOTAL CURRENT LIABILITIES	30,000	59,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 150,000,000 shares authorized, 8,257,000 and 8,257,000 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	8,000	8,000
Additional paid in capital	53,172,000	53,172,000
Accumulated deficit	(52,360,000)	(52,323,000)
Total stockholders’ equity	820,000	857,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$850,000	$916,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Quarter Ended March 31,
	2007	2006
REVENUES
Product	$—	$573,000
Software support	—	89,000
Total revenues	—	662,000
COST OF REVENUES	—	301,000
GROSS PROFIT	—	361,000
OPERATING EXPENSES
Research and development	—	576,000
Selling, general and administrative expenses	46,000	1,009,000
Total operating expenses	46,000	1,585,000
LOSS FROM OPERATIONS	(46,000)	(1,224,000)
Interest income/(expense) and other, net	9,000	(20,000)
NET LOSS	(37,000)	(1,244,000)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(37,000)	$(1,244,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.15)

WWEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,257,000	8,257,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(37,000)	$(1,244,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	—	183,000
Provision for doubtful accounts	—	3,000
Stock compensation	—	125,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	—	426,000)
Inventory	—	191,000)
Prepaid expenses and other assets	49,000	6,000
Accounts payable	(22,000)	(198,000
Accrued expenses	(7,000)	253,000)
Deferred revenue	—	(69,000)
Net cash used in operating activities	(17,000)	(324,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash for proceeds on sale of assets	—	6,000
Net cash provided by/(used in) investing activities	—	6,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note	—	250,000
Net cash provided by financing activities	—	250,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(17,000)	(68,000
CASH AND CASH EQUIVALENTS, Beginning of period	798,000	305,000
CASH AND CASH EQUIVALENTS, End of period	$781,000	$237,000

	Quarter Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$9,000	$1,000
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
None

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background —  We are a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results. The Company is seeking out suitable candidates for a business combination with a private company. Simultaneous with the completion of such transaction the Company plans to distribute such proceeds and available cash to pre-transaction shareholders. The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On September 22, 2006, Trestle Holdings, Inc. ("Trestle Holdings" or "Company") consummated the sale of substantially all of its assets to Clarient, Inc. in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

Basis of Presentation and Principles of Consolidation — The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company. All significant intercompany accounts and transactions have been eliminated on consolidation. As of March 31, 2007, the Company has dissolved all of its subsidiaries.

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

Factoring of Receivable -  The Company used a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchased a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The Company includes the amount in accounts receivable. The amounts advanced are included in current liabilities.

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

Goodwill and Other Indefinite Lived Intangibles — In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other indefinite lived intangibles are not amortized, but are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. No impairment losses were recorded for the years ending December 31, 2006 and 2005.

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

Recently Issued Accounting Pronouncements —In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:
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

NOTE 2 - WARRANTS

During the quarter ended March 31, 2007, the Company did not issue any warrants and no warrants expired.  We have 4, 179,784 warrants issued and outstanding.

NOTE 3 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants. The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at March 31, 2007.

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

The following assumptions were used to determine the fair value of stock options granted using the Black-Scholes option-pricing model in 2006:

2006
Dividend yield	0.0%
Volatility	112%
Average expected option life	6.67 years
Risk-free interest rate	4.30%

During the quarter ended March 31, 2007, the Company granted zero options.

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

The following table summarizes activity in the Company's stock option plans during the quarter ended March 31, 2007 and the year ended December 31, 2006:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2005	1,246,000	$2.62
Granted	105,000	0.25
Canceled	1,341,000	2.43
Balance at December 31, 2006	10,000	$67.50
Balance at March 31, 2007	10,000	$67.50

In 2006, as a result of the sale of all assets of the Company, all employees were terminated from the Company. Options from these employees were cancelled as per the stock option plan. Additionally, the directors of the Company agreed to the cancellation of all of their granted options.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price

67.50	10,000	2.75	67.50	10,000	67.50

Non-Plan Stock Options— During the year ended December 31, 2005, the Company's issued 400,000 non-plan stock options with a strike price of $2.50 to Maurizio Vecchione and Barry Hall. During 2006, Mr. Vecchione and Mr. Hall agreed to cancel these non-plan options.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended March 31, 2007 and 2006 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended March 31,
	2007	2006
Weighted average common stock equivalents:
Stock options	10,000	1,460,000
Warrants	4,180,000	4,253,000

NOTE 5 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at March 31, 2007. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of March 31, 2007, the Company’s deposits exceeded insured amounts by $681,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Overview

We are a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results. The Company is seeking out suitable candidates for a business combination with a private company. Simultaneous with the completion of such transaction the Company plans to distribute such proceeds and available cash to pre-transaction shareholders. The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

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

For the Quarter Ended March 31, 2007 and 2006

Results of Operations

The information below represents our historical numbers. These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero and $662,000 for the quarters ended March 31, 2007 and 2006, respectively. Revenues for the quarters ended March 31, 2007 and 2006 consisted of zero and $573,000 for product and software sales and zero and $89,000 for software support, respectively. The decrease in revenue is primarily due to lower number of product unit sales partially offset by a greater percentage of direct sales for which the Company receives a higher per unit revenues. Revenues will remain at zero due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was zero and $301,000 for the quarters ended March 31, 2007 and 2006, respectively. Cost of sales will remain at zero due to the sale of substantially all the Company’s assets.

Research and Development

Research and development expenses were zero and $576,000 for the quarters ended March 31, 2007 and 2006, respectively. The decrease in research and development expenses is due to the sale of substantially all the Company’s assets and will remain at zero.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46,000 and $976,000 for the quarters ended March 31, 2007 and 2006, respectively. Selling, general and administrative expenses have decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Interest Income, Interest Expense and Other

Interest income and other, net was $9,000 and ($20,000) for the quarters ended March 31, 2007 and 2006, respectively, a increase in income of $29,000. The increase is principally due to the higher cash balances and repayment of outstanding debt.

Liquidity and Capital Resources

Net cash used in operating activities was $17,000 and $324,000 in the quarters ended March 31, 2007 and 2006, respectively. The decrease of $307,000 in cash used by operating activities was primarily due expenses having decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Net cash provided by/(used in) investing activities was zero and $6,000 in the quarters ended March 31, 2007 and 2006, respectively.

Net cash provided by financing activities was zero and $250,000 in the quarters ended March 31, 2007 and 2006, respectively. The decrease of $250,000 in cash provided by financing activities was primarily due to the Loan Agreement.

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

The Company suffered recurring losses from operations and has an accumulated deficit of $52,360,000 at March 31, 2007. Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.

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

Recent Accounting Pronouncements

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

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

We have a history of incurring losses from operations. As of December 31, 2006, we had an accumulated deficit of approximately $52,360,000, of which approximately $37,635,000 was incurred prior to our acquisition of our tissue imaging and telemedicine business lines that we sold to Clarient as a non-operating company and approximately $52,193,000 was incurred prior to such sale to Clarient. We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

Changes in internal controls over financial reporting.    The Interim President has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, the Interim President has concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRESTLE HOLDINGS, INC.

Date: April 16, 2007	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.