Form 10QSB
period 2007-06-30
TRESTLE HOLDINGS, INC.
filed 2007-08-08
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007

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

Issuer’s telephone number: (949) 903-0468

Former name, former address and former fiscal year, if changed since last report:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 22, 2007
Common Stock, $.001 par value	146,577,362

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — June 30, 2007 (Unaudited) and December 31, 2006
Consolidated Statements of Operations (Unaudited) — Quarter and six months ended June 30, 2007 and 2006
Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2007 and 2006
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$94,000	$798,000
Prepaid expenses and other current assets	34,000	118,000
TOTAL CURRENT ASSETS	128,000	916,000
TOTAL ASSETS	$128,000	$916,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,000	$22,000
Accrued expenses	24,000	37,000

TOTAL CURRENT LIABILITIES	26,000	59,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,500,000,000 shares authorized, 146,577,362 and 146,577,362 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	143,000	8,000
Additional paid in capital	52,382,000	53,172,000
Accumulated deficit	(52,423,000)	(52,323,000)
Total stockholders’ equity	102,000	857,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,000	$916,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Product	$—	$436,000	$—	$1,009,000
Software support	—	105,000	—	194,000
Total revenues	—	541,000	—	1,203,000
COST OF SALES	—	299,000	—	600,000
GROSS PROFIT	—	242,000	—	603,000
OPERATING EXPENSES
Research and development	—	239,000	—	815,000
Selling, general and administrative expenses	67,000	588,000	113,000	1,597,000
Total operating expenses	67,000	827,000	113,000	2,412,000
LOSS FROM OPERATIONS	(67,000)	(585,000)	(113,000)	(1,809,000)
Interest income and other, net	4,000	—	13,000	(20,000
NET LOSS	$(63,000)	$(585,000)	$(100,000)	$(1,829,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.07)	$(0.00)	$(0.228)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	90,757,000	8,257,000	49,507,000	8,257,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(100,000)	$(1,829,000)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	—	343,000
Provision for doubtful accounts	—	1,000
Stock based compensation	—	203,000
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	—	626,000
Inventory	—	269,000
Prepaid expenses and other assets	84,000	29,000
Accounts payable and accrued expenses	(33,000)	(343,000)
Deferred revenue	—	(80,000)
Net cash used in operating activities	(49,000)	(781,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	10,000
Net cash used in investing activities	—	10,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	350,000	—
Dividends paid on company common stock	(1,005,000)	500,000
Net cash provided by/(used in) financing activities	(655,000)	500,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(704,000)	(271,000)
CASH AND CASH EQUIVALENTS, Beginning of period	798,000	305,000
CASH AND CASH EQUIVALENTS, End of period	$94,000	$34,000

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$13,000	$1,000
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — Trestle Holdings, Inc. ("Trestle Holdings" or "Company") is a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results.  The Company is seeking out suitable candidates for a business combination with a private company.  The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On May 5, 2007, W-Net, Inc., a California corporation (“W-Net”), purchased 135,000,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Shares”) of the Company for an aggregate purchase price of $350,000.00, or $0.00259 per share.

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc. in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

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

Accounts Receivable - The Company extended credit to its customers. Collateral was generally not required. Credit losses were provided for in the financial statements based on management’s evaluation of historical and current industry trends.

Factoring of Receivable -    The Company used a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchased a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts.

Inventory - Inventory was valued at the lower of cost or market.  Cost was determined using standard costs, which approximated first-in, first-out method assumption.

Fixed Assets — Fixed assets were stated at cost and were depreciated using the straight-line method over their estimated useful lives, ranging from one to five years.  Leasehold improvements were amortized over the shorter of the lease term or the estimated life of the improvement.

Revenue Recognition — The Company recognized revenues associated with the Trestle business on product sales after shipment of the product to the customer and formal acceptance by the customer had been received.  Depending upon the specific agreement with the customer, such acceptance normally occurred subsequent to one or more of the following events:  receipt of the product by the customer, installation of the product by the Company and/or training of customer personnel by the Company.  For sales to qualified distributors revenues was recognized upon transfer of title which is generally upon shipment.  Revenue recognized for shipping was recognized when the shipment arrived at its destination.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters and the six months ended June 30, 2007 and 2006 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments —The Company’s financial instruments consist of cash, accounts payable, and accrued expenses.  The carrying values of cash, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement will not have a significant impact on the  Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. This statement will not have a significant impact on the  Company’s results of operations or financial position.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”.  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument.  Prior to amendments made by

SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.  Management is currently assessing the effect of SFAS 155 on the Company’s financial statements.

NOTE 2 - WARRANTS

During the quarter ended June 30, 2007, the Company did not issue any warrants and 870,000 warrants expired.  We have 3,310,148 warrants issued and outstanding.

NOTE 3 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,805,000 shares were available for future grant at June 30, 2007.

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

During the quarter ended June 30, 2007, the Company granted zero options.

During the year ended December 31, 2006, the Company granted 105,000 options to non-management board members.  The weighted average exercise price of the grants during the quarter was $0.25. The options vested quarterly over the 2006 fiscal year with an expiration date of 10 years.  The Company has assumed that all stock options issued during the year would vest.  To account for such grants, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $17,000 related to this issuance and a total compensation expense of $257,000 which includes the issuance of past employee stock options vesting in this year.

The following table summarizes activity in the Company's stock option plans during the six months ended June 30, 2007 and the year ended December 31, 2006:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2006	1,246,000	$2.62
Granted	105,000	0.25
Canceled	1,341,000	2.43
Balance at December 31, 2006	10,000	$67.50
Balance at June 30, 2007	10,000	$67.50

In 2006, as a result of the sale of all assets of the Company, all employees were terminated from the Company.  Options from these employees were cancelled as per the stock option plan.  Additionally, the directors of the Company agreed to the cancellation of all of their granted options.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price

67.50	10,000	2.75	67.50	10,000	67.50

Non-Plan Stock Options— During the year ended December 31, 2006, Mr. Vecchione and Mr. Hall agreed to cancel their 400,000 non-plan stock options with a strike price of $2.50.

NOTE 4 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters and the six months ended June 30, 2007 and 2006 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common stock equivalents:
Stock options	10,000	1,060,000	10,000	1,279,000
Warrants	4,180,000	4,179,000	4,180,000	4,216,000

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of June 30, 2007, the Company’s deposits exceeded insured amounts by $94,000.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

On May 7, 2007, the Company paid a dividend of $1,005,000 to shareholders of record as of April 19, 2007.

On May 5, 2007, W-Net purchased 135,000,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Shares”) of the Company for an aggregate purchase price of $350,000, or $0.00259 per share.

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc. in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

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

For the Quarters Ended June 30, 2007 and 2006

Results of Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero and $541,000 for the quarters ended June 30, 2007 and 2006, respectively.  Revenues for the quarters ended June 30, 2007 and 2006 consisted of zero and $436,000 for product and software sales and zero and $105,000 for software support, respectively.  Revenues will remain at zero due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was zero and $299,000 for the quarters ended June 30, 2007 and 2006, respectively.  Cost of sales will remain at zero due to the sale of substantially all the Company’s assets.

Research and Development

Research and development expenses were zero and $239,000 for the quarters ended June 30, 2007 and 2006, respectively.  The decrease in research and development expenses is due to the sale of substantially all the Company’s assets and will remain at zero.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67,000 and $588,000 for the quarters ended June 30, 2007 and 2006, respectively.  Selling, general and administrative expenses have decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Interest Income, Interest Expense and Other

Interest income and other, net was $4,000 and zero for the quarters ended June 30, 2007 and 2006, respectively, an increase in income of $4,000.  The increase is principally due to the higher cash balances and repayment of outstanding debt.

For the Six Months Ended June 30, 2007 and 2006

Revenues

Revenues were zero and $1,203,000 for the six months ended June 30, 2007 and 2006, respectively.  Revenues for the six months ended June 30, 2007 and 2006 consisted of zero and $1,009,000 for product and software sales and zero and $194,000 for software support, respectively.  Revenues will remain at zero due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was zero and $600,000 for the six months ended June 30, 2007 and 2006, respectively.  Cost of sales will remain at zero due to the sale of substantially all the Company’s assets.

Research and Development

Research and development expenses were zero and $815,000 for the six months ended June 30, 2007 and 2006, respectively.  The decrease in research and development expenses is due to the sale of substantially all the Company’s assets and will remain at zero.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $113,000 and $1,597,000 for the six months ended June 30, 2007 and 2006, respectively.  Selling, general and administrative expenses have decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Interest Income, Interest Expense and Other

Interest income and other, net was $13,000 and ($20,000) for the six months ended June 30, 2007 and 2006, respectively, an increase in income of $33,000.  The increase is principally due to the higher cash balances and repayment of outstanding debt.

Liquidity and Capital Resources

Net cash used in operating activities was $49,000 and $781,000 in the six months ended June 30, 2007 and 2006, respectively.  The decrease of $732,000 in cash used by operating activities was primarily due to expenses having decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Net cash provided by investing activities was zero and $10,000 in the six months ended June 30, 2007 and 2006, respectively.

Net cash provided by/(used in) financing activities was ($655,000) and $500,000 in the six months ended June 30, 2007 and 2006, respectively.  The increase of $1,155,000 in cash used in financing activities was primarily due to the Loan Agreement with Clarient and dividend of $1,005,000 paid to the shareholders.

On February 27, 2006, we entered into a Loan Agreement pursuant to which we borrowed $250,000 from Clarient which matured on September 22, 2006.  On June 19, 2006, in connection with the execution of the Purchase Agreement and to provide us with additional working capital pending completion of the proposed acquisition by Clarient, Clarient entered into a Second Loan Agreement with us pursuant to which Clarient loaned $250,000 to us and agreed to, from time to time prior to the closing of the proposed acquisition and upon conditions contained in the Second Loan Agreement, loan up to an additional $250,000 in two tranches of $125,000 to us pursuant to which Clarient loaned $125,000.  This loan matured on September 22, 2006.  These loans bore interest at the annual rate of 8% and were secured by a lien on our accounts receivable, inventory, software and intellectual property.

At the completion of the sale of our assets, these loans were canceled and all unpaid principal and accrued interest were offset against the purchase price paid by Clarient to us.

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

On May 5, 2007, W-Net, Inc., a California corporation (“W-Net”), purchased 135,000,000 shares of the Common Stock, par value $0.001 per share (the “Common Shares”) of the Company for an aggregate purchase price of $350,000.00, or $0.00259 per share.

On May 7, 2007, the Company paid a dividend of $1,005,000 to shareholders of record as of April 19, 2007.

The Company suffered recurring losses from operations and has an accumulated deficit of $52,423,000 at June 30, 2007.  Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. Seasonality has not been material to the Company.

Recent Accounting Pronouncements

In March 2006 the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose the “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement will not have a significant impact on the  Company’s results of operations or financial position.

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

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. This statement will not have a significant impact on the  Company’s results of operations or financial position.

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

We have a history of incurring losses from operations. As of June 30, 2007, we had an accumulated deficit of approximately $52,423,000, of which approximately $37,635,000 was incurred prior to our acquisition of our tissue imaging and telemedicine business lines that we sold to Clarient as a non-operating company and approximately $52,193,000 was incurred prior to such sale to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to pursue or consummate a private company transaction.

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

Our common stock is currently traded on the OTC Bulletin Board and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

Our articles of incorporation authorize the issuance of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

ITEM 3 – CONTROLS AND PROCEDURES

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

As of June 30,2007, the end of the period covered by this report, our management, with the participation of our Interim President, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Interim President concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.    The Interim President has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, the Interim President has concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 – EXHIBITS.

See exhibit index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: August 8, 2007	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of Interim President and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Interim President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.