Form 10QSB
period 2007-09-30
TRESTLE HOLDINGS, INC.
filed 2007-11-14
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, $.001 par value	146,577,362

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

TRESTLE HOLDINGS, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS:
Consolidated Balance Sheets — September 30, 2007 (Unaudited) and December 31, 2006
Consolidated Statements of Operations (Unaudited) — Quarters and nine months ended September 30, 2007 and 2006
Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2007 and 2006
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS

TRESTLE HOLDINGS, INC.

ITEM I — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$65,000	$798,000
Prepaid expenses and other current assets	—	118,000
TOTAL CURRENT ASSETS	65,000	916,000
TOTAL ASSETS	$65,000	$916,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$22,000
Accrued expenses	8,000	37,000

TOTAL CURRENT LIABILITIES	8,000	59,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,500,000,000 shares authorized, 146,577,362 and 8,257,362 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	143,000	8,000
Additional paid in capital	52,382,000	53,172,000
Accumulated deficit	(52,468,000)	(52,323,000)
Total stockholders’ equity	57,000	857,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,000	$916,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Product	$—	$309,000	$—	$1,318,000
Software support	—	75,000	—	269,000
Total revenues	—	384,000	—	1,587,000
COST OF SALES	—	172,000	—	772,000
GROSS PROFIT	—	212,000	—	815,000
OPERATING EXPENSES
Research and development	—	263,000	—	1,078,000
Selling, general and administrative expenses	46,000	561,000	159,000	2,158,000
Total operating expenses	46,000	824,000	159,000	3,236,000
LOSS FROM OPERATIONS	(46,000)	(612,000)	(159,000)	(2,421,000)
Interest income and other, net	1,000	573,000	14,000	553,000
NET LOSS	$(45,000)	$(39,000)	$(145,000)	$(1,868,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	143,257,000	8,257,000	80,757,000	8,257,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(145,000)	$(1,868,000)
Adjustments to reconcile loss from operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	—	495,000
Provision for doubtful accounts	—	80,000
Stock based compensation	—	59,000
Gain on sale of assets		(581,000)
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	—	952,000
Inventory	—	258,000
Prepaid expenses and other assets	118,000	54,000
Accounts payable and accrued expenses	(51,000)	(1,409,000)
Deferred revenue	—	(159,000)
Net cash used in operating activities	(78,000)	(2,080,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,845,000
Net cash provided by investing activities	—	2,845,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note	—	625,000
Payment of note	—	(625,000)
Net proceeds from issuance of common stock	350,000	—
Dividends paid on company common stock	(1,005,000)	—
Net cash provided by/(used in) financing activities	(655,000)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(733,000)	(765,000)
CASH AND CASH EQUIVALENTS, Beginning of period	798,000	305,000
CASH AND CASH EQUIVALENTS, End of period	$65,000	$1,070,000

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$13,000	$(14,000)
Income taxes	$—	$—

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

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are sensitive to change and therefore actual results could differ from these estimates.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable - The Company extended credit to its customers. Collateral was generally not required. Credit losses were provided for in the financial statements based on management’s evaluation of historical and current industry trends.

Factoring of Receivable -  The Company used a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchased a portion of the trade accounts receivable and assumed all credit risk with respect to such accounts.

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

Income Taxes —The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters and the nine months ended September 30, 2007 and 2006 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

NOTE 2 - WARRANTS

During the quarter and nine months ended September 30, 2007, the Company did not issue any warrants and 336,000 warrants expired.  We have 2,974,148 warrants issued and outstanding.

NOTE 3 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,805,000 shares were available for future grant at September 30, 2007.

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

During the nine months ended September 30, 2007, the Company granted zero options.

During the year ended December 31, 2006, the Company granted 105,000 options to non-management board members.  The weighted average exercise price of the grants during the year was $0.25. The options vested quarterly over the 2006 fiscal year with an expiration date of 10 years.  The Company has assumed that all stock options issued during the year would vest.  To account for such grants, we recorded deferred stock compensation of $23,000, and recognized compensation expense of $17,000 related to this issuance and a total compensation expense of $257,000 which includes the issuance of past employee stock options vesting in this year.

The following table summarizes activity in the Company's stock option plans during the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2006	1,246,000	$2.62
Granted	105,000	0.25
Canceled	1,341,000	2.43
Balance at December 31, 2006	10,000	$67.50
Balance at September 30, 2007	10,000	$67.50

In 2006, as a result of the sale of all assets of the Company, all employees were terminated by the Company.  Options from these employees were cancelled as per the stock option plan.  Additionally, the directors of the Company agreed to the cancellation of all of their granted options.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price

67.50	10,000	2.50	67.50	10,000	67.50

Non-Plan Stock Options— During the year ended December 31, 2006, Mr. Vecchione and Mr. Hall agreed to cancel their 400,000 non-plan stock options with a strike price of $2.50.

NOTE 4 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters and the nine months ended September 30, 2007 and 2006 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common stock equivalents:
Stock options	10,000	1,060,000	10,000	1,279,000
Warrants	2,974,000	4,179,000	3,778,000	4,216,000

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of September 30, 2007, the Company’s deposits exceeded insured amounts by $65,000.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

For the Quarters Ended September 30, 2007 and 2006

Results of Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero and $384,000 for the quarters ended September 30, 2007 and 2006, respectively.  Revenues for the quarters ended September 30, 2007 and 2006 consisted of zero and $309,000 for product and software sales and zero and $75,000 for software support, respectively.  Revenues will remain at zero due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was zero and $172,000 for the quarters ended September 30, 2007 and 2006, respectively.  Cost of sales will remain at zero due to the sale of substantially all the Company’s assets.

Research and Development

Research and development expenses were zero and $263,000 for the quarters ended September 30, 2007 and 2006, respectively.  The decrease in research and development expenses is due to the sale of substantially all the Company’s assets and will remain at zero.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46,000 and $561,000 for the quarters ended September 30, 2007 and 2006, respectively.  Selling, general and administrative expenses have decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Interest Income, Interest Expense and Other

Interest income and other, net was $1,000 and $573,000 for the quarters ended September 30, 2007 and 2006, respectively.  The decrease is principally due to the gain on the sale of assets of $581,000 from the sale of substantially all the Company’s assets in the third quarter of 2006.

For the Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues were zero and $1,587,000 for the nine months ended September 30, 2007 and 2006, respectively.  Revenues for the nine months ended September 30, 2007 and 2006 consisted of zero and $1,318,000 for product and software sales and zero and $269,000 for software support, respectively.  Revenues will remain at zero due to the sale of substantially all the Company’s assets.

Cost of Sales

Cost of sales was zero and $772,000 for the nine months ended September 30, 2007 and 2006, respectively.  Cost of sales will remain at zero due to the sale of substantially all the Company’s assets.

Research and Development

Research and development expenses were zero and $1,078,000 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in research and development expenses is due to the sale of substantially all the Company’s assets and will remain at zero.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $159,000 and $2,158,000 for the nine months ended September 30, 2007 and 2006, respectively.  Selling, general and administrative expenses have decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Interest Income, Interest Expense and Other

Interest income and other, net was $14,000 and $553,000 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease is principally due to the gain on the sale of assets of $581,000 from the sale of substantially all the Company’s assets in the third quarter of 2006.

Liquidity and Capital Resources

Net cash used in operating activities was $78,000 and $2,080,000 in the nine months ended September 30, 2007 and 2006, respectively.  The decrease of $2,002,000 in cash used by operating activities was primarily due to expenses having decreased significantly as we terminated all of our employees due to the sale of assets to Clarient and outsourced our administrative functions.

Net cash provided by investing activities was zero and $2,845,000 in the nine months ended September 30, 2007 and 2006, respectively. Investing activities for the nine months ended September 30, 2006 resulted from the sale of substantially all the Company’s assets.

Net cash provided by/(used in) financing activities was ($655,000) and zero in the nine months ended September 30, 2007 and 2006, respectively.  The decrease of $655,000 in cash used in financing activities was primarily due to the Loan Agreement with Clarient in 2006 and dividend of $1,005,000 paid to the shareholders in 2007.

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

The Company suffered recurring losses from operations and has an accumulated deficit of $52,468,000 at September 30, 2007.  Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.  The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  This statement is not applicable to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

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

We have a history of incurring losses from operations. As of September 30, 2007, we had an accumulated deficit of approximately $52,468,000, of which approximately $52,193,000 was incurred prior to the sale of our tissue imaging and telemedicine business lines to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

As of September 30, 2007, the end of the period covered by this report, our management, with the participation of our Interim President, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Interim President concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.    The Interim President has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, the Interim President has concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 2007, four stockholders who own of record 135,350,500 shares of our common stock, representing approximately 94.5% of the then outstanding shares of our common stock, executed and delivered to us a written consent authorizing and approving an amendment to our Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 1,500,000,000 (the “Action”).  There were 143,257,214 shares of our common stock entitled to vote on the Action, 7,906,714 of which did not vote on the action.  The amendment to our Third Amended and Restated Certificate of Incorporation became effective on August 17, 2007.

ITEM 6 – EXHIBITS.

See exhibit index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: November 14, 2007	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of Interim President and Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Interim President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.