Form 10KSB
period 2007-12-31
TRESTLE HOLDINGS, INC.
filed 2008-03-20
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

State issuer's revenue for its most recent fiscal year: zero

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 5, 2007, is: $330,000

State the number of shares outstanding of each of issuer's classes of common equity, as of March 5, 2008: 143,257,214

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

PART I

ITEM 1.    BUSINESS

Trestle Holdings, Inc. ("Trestle Holdings" or "Company") is seeking out suitable candidates for a business combination with a private company.  The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

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

We have a history of incurring losses from operations. As of December 31, 2007, we had an accumulated deficit of approximately $52,488,000, of which approximately $52,193,000 was incurred prior to the sale of our tissue imaging and telemedicine business lines to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs until June 2008. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event the Company uses all of its cash resources, W-Net, Inc. has indicated the willingness to loan the Company funds at the prevailing market rate until such business combination is consummated.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2007.

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

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;

•	litigation; and

•	general market conditions.

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

Our articles of incorporation authorize the issuance of 1,500,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

ITEM 2.    PROPERTIES

We are currently not obligated under any leases.  We currently pay $500 per month on a month to month basis for office space.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarterly period	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$0.29	$0.17
Second Quarter	$0.23	$0.13
Third Quarter	$0.16	$0.09
Fourth Quarter	$0.13	$0.11
Fiscal year ended December 31, 2007:
First Quarter	$0.11	$0.18
Second Quarter	$0.03	$0.20
Third Quarter	$0.05	$0.10
Fourth Quarter	$0.03	$0.10

Holders
As of March 19, 2008, there were approximately 900 holders of record of the Company's Common Stock.

Dividends
With one exception, we have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividend policy will be determined periodically by our board of directors based upon conditions then existing, including our financial condition, status of any transaction or liquidation and other relevant factors.  On May 7, 2007, the Company paid a dividend of $0.121712 per share from proceeds from the transaction with Clarient.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results.  The Company is seeking out suitable candidates for a business combination with a private company.  The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On May 5, 2007, W-Net purchased 135,000,000 shares of the Company’s Common Shares for an aggregate purchase price of $350,000.00, or $0.00259 per share.

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

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

Recently Issued Accounting Pronouncements

Business Combinations-In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

• Acquisition costs will be generally expensed as incurred;
• Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
• Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
• In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
• Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
• Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51-In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements-In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R-In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Reclassifications

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the financial statements to conform to the presentation for the fiscal year ended December 31, 2007. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2007 Compared to Fiscal Year 2006

Results from Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues
Revenues were zero and $1,587,000 for the years ended December 31, 2007 and 2006, respectively.  Revenues consisted of zero and $1,318,000 of installation revenues and zero and $269,000 of software support revenues for the years ended December 31, 2007 and 2006, respectively.  The decrease in revenue was due to the sale of substantially all the Company’s assets.

Cost of Sales
Cost of sales was zero and $772,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in cost of sales was due to the sale of substantially all the Company’s assets.

Research and Development
Research and development expenses were zero and $1,078,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in research and development was due to the sale of substantially all the Company’s assets.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $179,000 and $2,314,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in selling, general and administrative expenses were due to the sale of substantially all the Company’s assets.

Interest Income and Other, Net
Interest income/(loss) and other, net was $14,000 and $(2,000) in the years ended December 31, 2007 and 2006, respectively.

Gain on Sale of Assets
Gain on the sale of assets was $581,000 from the sale of substantially all the Company’s assets to Clarient, Inc. in 2006.

Liquidity and Capital Resources

Net cash used in operating activities was $112,000 and $2,352,000 in the years ended December 31, 2007 and 2006, respectively.  The decrease was primarily due to the sale of substantially all the Company’s assets.

Net cash provided by investing activities was zero and $2,845,000 in the years ended December 31, 2007 and 2006, respectively.  Investing activities for the year ended December 31, 2006 resulted from the sale of substantially all the Company’s assets.

Net cash used in financing activities was $655,000 and zero in 2007 and 2006, respectively.  The decrease of $655,000 in cash used in financing activities was primarily due to the dividend of $1,005,000 paid to the shareholders in 2007.

On May 5, 2007, W-Net, Inc., a California corporation (“W-Net”), purchased 135,000,000 shares of the Common Stock, par value $0.001 per share (the “Common Shares”) of the Company for an aggregate purchase price of $350,000.00, or $0.00259 per share.

On May 7, 2007, the Company paid a dividend of $1,005,000 to shareholders of record as of April 19, 2007.

The Company suffered recurring losses from operations and has an accumulated deficit of $52,488,000 at December 31, 2007.  Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.  In the event the Company uses all of its cash resources, W-Net, Inc. has indicated the willingness to loan the Company funds at the prevailing market rate until such business combination is consummated.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements in pages F-1 through F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2006, Trestle Holdings, Inc. (“the Company” or “Trestle”) received a resignation letter from Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) dated June 29, 2006. SLGG’s letter did not state the reasons for ceasing the relationship.  In conversations with Barry Hall, our former President and Chief Financial Officer, SLGG stated that they were resigning due to lack of resources available within SLGG at this time. Because of these circumstances, they will be unable to provide timely services to the Company. The reports of SLGG for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

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

The Company’s Audit Committee engaged the public accounting firm of Goldman Parks Kurland Mohidin LLP (“GPKM”) which is registered with the Public Company Accounting Oversight Board (PCOAB) to become Trestle’s principal independent accountant.  During the two most recent fiscal years and the subsequent interim period preceding discussions with GPKM , neither Trestle, nor anyone on its behalf, has consulted with GPKM regarding: (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on Trestle’s financial statements, which consultation resulted in the providing of a written report or oral advice concerning the same to Trestle that was an important factor considered by Trestle in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Rule 304(a)(1)(iv) (A) of Regulation S-B promulgated under the Securities Act of 1933, as amended) or a reportable event (as defined in Rule 304(a)(1)(iv) (B) of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2007, our interim President has concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting pursuant to the temporary rules of the Securities and Exchange Commission, or SEC, that permit us to provide only our management report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our disclosure controls and procedures provide our interim President reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our interim President does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007.  Although we are working to comply with these requirements, we have only one consultant. Our lack of employees make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible.  While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

ITEM 8B.   OTHER INFORMATION.

None
PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors

The Company’s directors at December 31, 2007 were:

Name of Nominee	Age	Position(s) with Trestle
Gary Freeman	40	Director
Steven Walin	51	Director
David Weiner	50	Chairman of the Board

GARY FREEMAN was elected Co-President and Chief Financial Officer of the Company in January 2003, and resigned the position of Co-President in September 2003 and Chief Financial Officer in July 2004. Mr. Freeman is currently a Partner in Bandari, Beach, Lim, & Cleland’s Audit and Accounting services division. Mr. Freeman also serves as a director of GVI Security Solutions, Inc., a position on which he has served since October 2006, and Trist Holdings, Inc., a position on which he has served since July 2007. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career. Mr. Freeman was Vice President and director of Kellogg & Andelson, a Southern California based public accounting firm. In 2000, Mr. Freeman co-founded Catalyst Business Systems, a consulting firm, which merged with Kellogg & Andelson in 2002. From 1990 to 2000, Mr. Freeman worked at BDO Seidman, LLP in various capacities, including as a partner from 1998 to 2000.

STEVEN WALIN is the Chief Executive Officer and a Director of GVI Security Solutions, Inc., a position in which he has served since March 2006. Mr. Walin has over 20 years of experience in the security industry. Most recently, from April 2003 until his appointment as Chief Executive Officer of GVI Security Solutions, Inc., Mr. Walin served as the President of GE Security Enterprise Solutions, a division of General Electric Company that provides security solutions, including video monitoring, intrusion and access control systems. Prior to his employment with GE, from July 2001, Mr. Walin served as the Senior Vice President - North America Security for the Security Systems Division of Siemens Building Technologies. Prior to that, Mr. Walin had been the President and Chief Operating Officer of Securities Technology Group, Inc. until it was acquired by Siemens in July 2001.

DAVID WEINER is the President of W-Net Inc., an investment and consulting firm he founded in 1998. Mr. Weiner is also a director of GVI Security Solutions, Inc., a position in which he has served since October 4, 2006. From December 2002 to April 2003, Mr. Weiner was Co-President of the Company. In 1993, Mr. Weiner joined K-tel, a music retailer, as Vice President of Corporate Development. He advanced to the position of President in 1996, which he held until he left to form W-Net in 1998.

Executives

The Company’s executive officer at December 31, 2007 was:

Name of Nominee	Age	Position(s) with Trestle

Eric Stoppenhagen	34	Interim President and Secretary

Certain information about Mr. Stoppenhagen is set forth below.

ERIC STOPPENHAGEN was appointed President and Secretary in September 2006. From June 2003 to September 2006, Mr. Stoppenhagen served as Vice President of Finance for Trestle Acquisition Corp.  Mr. Stoppenhagen has served in an executive capacity for several other public and private companies; including President of Trist Holdings, Inc., and Chief Financial Officer of Jardinier Corporation.  He holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University. Mr. Stoppenhagen is a certified public accountant.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently comprised of two members: Mr. Freeman (Chairman) and Mr. Walin.  Currently, Mr. Freeman and Mr. Walin are both independent as defined by the listing standard of NASDAQ as now in effect.  The Board has identified Mr. Freeman as a financial expert within the meaning of applicable regulatory standards.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the Board of Directors.  The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Company’s Audit Committee Charter may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Director Independence

Our board of directors currently consists of three members: Gary Freeman, Steven Walin and David Weiner.

We do not have a separately designated compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that Gary Freeman and Steven Walin are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

ITEM 10.    EXECUTIVE COMPENSATION

           The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2007 and 2006 and to the Company's executive officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Eric Stoppenhagen Interim President	2007 2006	N/A N/A	N/A N/A	$61,000(1) $40,500(1)	N/A N/A

[Missing Graphic Reference]
(1)
For 2007, this represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services and serve as Interim President and Secretary.  For 2006, the Company entered into an agreement with Eric Stoppenhagen to provide consulting services and serve as Interim President and Secretary.  Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter.  Additionally, Mr. Stoppenhagen receives a $500 allowance per month for office expenses.

OPTION AND WARRANT GRANTS IN LAST FISCAL YEAR

The following table and related footnotes set forth the number of securities underlying options and warrants granted in the last fiscal year (2007) and held by the Company's Executive Officers.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Eric Stoppenhagen	0	0	0

AGGREGATED OPTION AND WARRANT EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION AND WARRANT VALUES

The following table and related footnotes set forth option exercises in 2007 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 12/31/07	Value of Unexercised In-the-Money Options and Warrants at 12/31/07
Eric Stoppenhagen	0	N/A	0	0

EMPLOYMENT AGREEMENTS

           On September 25, 2006, we entered into an agreement with Mr. Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months.  Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter.  Additionally, Mr. Stoppenhagen received a $1,000 allowance per month for office expenses.  For the year ended December 31, 2006, Mr. Stoppenhagen received $40,500 under this agreement.

On June 18, 2007, we entered into an agreement with Venor, Inc. to provide consulting services for six months.  The agreement was dated to be effective as of May 25, 2007.  Mr. Stoppenhagen, a principle of Venor, Inc., will continue to serve as Interim President and Secretary.  Venor, Inc. will be paid $3,000 per month for consulting services and $500 per month for office space.  For the year ended December 31, 2007, Mr. Stoppenhagen received $61,450.

Compensation of Directors

Directors of the Company are entitled to receive $7,500 in cash each year for serving on the Board paid at the beginning of each quarter.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 5, 2008 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock and Nature of Beneficial Owner	Percent of Class of Common Stock(1)
W-Net (2)	135,442,455	95%
Mr. Stoppenhagen (3)	50,000	*
All Officers and Directors as a group(4) (4 persons)	135,492,455	95%

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

(2)
The address of W-Net is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase zero shares of Common Stock within 60 days. W-Net is beneficially owed by David Weiner the Company’s Chairman.

(3)
The address of Mr. Stoppenhagen is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase zero shares of Common Stock within 60 days.

(4)
 Includes the beneficial ownership of Messrs. Weiner and Stoppenhagen. The beneficial ownership calculation includes the total number of options/warrants of such persons exercisable within 60 days held by such persons to purchase zero shares of common stock. Assuming that none of such persons exercises within 60 days any of such his respective options or warrants, the beneficial ownership of the group is approximately 95%. Messrs. Freeman and Walin do not have any beneficial ownership in the Company

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,000	$ 67.50	1,815,000
Equity compensation plans not approved by security holders	2,117,000	$ 1.66	0
Total	2,127,000	$ 1.97	1,815,000

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at December 31, 2007.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Other than as under the caption Employment Agreements above, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

*3.1
Third Amended and Restated Articles of Incorporation of the Company dated November 2, 2006 (incorporated herein by reference to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006)

3.2	Amendment to the Third Amended and Restated Articles of Incorporation of the Company dated August 17, 2007 (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated August 17, 2007)
*3.3	By-laws of the Company (incorporated herein by reference to Appendix C of Company's definitive Proxy Statement dated May 30, 2002)
*10.1	Asset purchase agreement between the Company and Clarient, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 19, 2006)
*10.2	Consulting agreement between the Company and Eric Stoppenhagen (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated September 25, 2006)
*10.3	Share purchase agreement between the Company and W-Net, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 20, 2007)
*10.4	Consulting agreement between the Company and Venor, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 18, 2007)
31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*           Previously filed.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Audit Fees

           The aggregate fees billed by GPKM for the audit of the Company’s  financial statements in the years ended December 31, 2007 and 2006, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $16,000 for 2007 and $33,000  for 2006.

Audit-Related Fees

There were no fees billed by GPKM for audit-related services for the years ended December 31, 2007 and 2006.  The aggregate fees billed by Singer, Lewak, Greenbaum & Goldstein, LLP for the audit related services of the Company’s  financial statements for the years ended December 31, 2007 and 2006 were $6,000 and zero, respectively.

Tax Fees

GPKM billed the Company $1,200 and zero for tax related services for the years ended December 31, 2007 and 2006, respectively.

All Other Fees

There were no fees billed by GPKM or Singer, Lewak, Greenbaum & Goldstein, LLP for other services not described above for the years ended December 31, 2007 and 2006.

Our Audit Committee Charter provides that the Audit Committee shall pre-approve all services to be provided to the company by GPKM our current auditors.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.

Date: March 19, 2008	By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Interim President
 (Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Trestle Holding, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Interim President (Principal Executive Officer, Principal Financial and Accounting Officer)	March 19, 2008
/s/ DAVID WEINER ------------------------------------ David Weiner	Chairman	March 19, 2008
/s/ GARY FREEMAN ------------------------------------- Gary Freeman	Director	March 19, 2008
/s/ STEVEN WALIN ------------------------------------ Steven Walin	Director	March 19, 2008

ITEM 7.    FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC.

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-6 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trestle Holdings, Inc
Newport Beach, California

We have audited the consolidated balance sheets of Trestle Holdings, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $52,488,000 as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Parks Kurland Mohidin

Encino, California
March 9, 2008

TRESTLE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,000	$798,000
Prepaid expenses and other assets	7,000	118,000
TOTAL CURRENT ASSETS	38,000	916,000
TOTAL ASSETS	$38,000	$916,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,000	$22,000
Accrued expenses	—	37,000
TOTAL CURRENT LIABILITIES	1,000	59,000

STOCKHOLDERS' EQUITY:
Preferred stock, $10 par value, 5,000,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2007 and 2006, respectively, liquidation preference of zero and zero at December 31, 2007 and 2006, respectively	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized, 143,257,214 and 8,257,000 issued and outstanding at December 31, 2007 and 2006, respectively	143,000	8,000
Additional paid in capital	52,382,000	53,172,000
Deferred stock compensation	—	—
Accumulated deficit	(52,488,000)	(52,323,000
Total stockholders' equity	37,000	857,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,000	$916,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
REVENUES
Product	$—	$1,318,000
Software support	—	269,000
Total revenues	—	1,587,000
COST OF SALES	—	772,000
GROSS PROFIT	—	815,000
OPERATING EXPENSES
Research and development	—	1,078,000
Selling, general and administrative expenses	179,000	2,314,000
Total operating expenses	179,000	3,392,000
LOSS FROM OPERATIONS	(179,000)	(2,577,000)
Interest income and other, net	14,000	(2,000
Gain on sale of assets	—	581,000
NET LOSS BEFORE INCOME TAXES	(165,000)	(1,998,000)
Provision for income taxes	—	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(165,000)	$(1,998,000)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.002)	$(0.24)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	96,284,000	8,257,214

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Deferred Stock Comp	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2005	0	$0	8,257,000	$8,000	$52,915,000	$(3,000)	$(50,325,000)	$2,595,000

Issuance of warrants and options					257,000	3,000		260,000
Cashless exercise of warrants
Offering costs
Issuance of common stock for cash
Net loss							(1,998,000)	(1,998,000)
BALANCE, DECEMBER 31, 2006	0	$0	8,257,000	$8,000	$53,172,000	$0	$(52,323,000)	$857,000

Issuance of common stock for cash			135,000,000	135,000	215,000			350,000
Dividends paid on company common stock					(1,005,000)			(1,005,000)
Net loss							(165,000)	(165,000)
BALANCE, DECEMBER 31, 2007	0	$0	143,257,000	$143,000	$52,382,000	$0	$(52,488,000)	$37,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,000)	$(1,998,000)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	—	451,000
Provision for doubtful accounts	—	(38,000)
Stock based compensation	—	260,000
Gain on sale of assets	—	(581,000)
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Accounts receivable	—	980,000
Inventory	—	258,000
Prepaid expenses and other assets	111,000	(44,000)
Accounts payable and accrued expenses	(58,000)	(1,481,000)
Deferred revenue	—	(159,000)
Net cash used in operating activities	(112,000)	(2,352,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	2,845,000
Net cash provided by investing activities	—	2,845,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note	—)	(625,000)
Net proceeds from issuance of common stock	350,000	—
Dividends paid on company common stock	(1,005,000)	625,000
Net cash used in financing activities	(655,000)	—
NET INCREASE/(DECREASE) IN CASH	(767,000)	493,000
CASH, Beginning of year	798,000	305,000
CASH, End of year	$31,000	$798,000

	Years Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$14,000	$(4,000)

Income taxes	—	—

NON-CASH FINANCING ACTIVITY:

None.

See accompanying notes to consolidated financial statements

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — The Company is a non-operating public company and our operating results through September 22, 2006 are not meaningful to our future results.  The Company is seeking out suitable candidates for a business combination with a private company.  The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On May 5, 2007, W-Net purchased 135,000,000 shares of the Company’s Common Shares for an aggregate purchase price of $350,000.00, or $0.00259 per share.

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

Going Concern — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $52,488,000 at December 31, 2007.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the Company's recovery is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation and Principles of Consolidation — The financial statements reflect the financial position, results of operations and cash flows of the Company.  All significant intercompany accounts and transactions have been eliminated on consolidation.  As of December 31, 2006, the Company had dissolved all of its subsidiaries.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2007 and 2006 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements —
Business Combinations-In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

• Acquisition costs will be generally expensed as incurred;
• Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
• Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
• In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
• Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
• Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51-In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements-In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its  financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R-In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

NOTE 2 – SALE OF ASSETS

On September 22, 2006, the Company consummated the sale of substantially all of its assets to Clarient, Inc in exchange for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for payment of loans and related interest  on the loans from Clarient and assumption of approximately $154,000 of liabilities.  The Company recorded a gain of $581,000 from this sale.

NOTE 3 - WARRANTS

During the year ended December 31, 2007, the Company did not issue any warrants and 2,063,000 warrants expired.  We have 2,117,000 warrants issued and outstanding.

NOTE 4 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,805,000 shares were available for future grant at December 31, 2007.

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

During the year ended December 31, 2007, the Company granted no options.

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

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2005	1,246,000	$2.62
Granted	105,000	0.25
Canceled	1,341,000	2.43
Balance at December 31, 2006	10,000	$67.50
Balance at December 31, 2007	10,000	$67.50

In 2006, as a result of the sale of all assets of the Company, all employees were terminated by the Company.  Options from these employees were cancelled as per the stock option plan.  Additionally, the directors of the Company agreed to the cancellation of all of their granted options.

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$67.50	10,000	1.75	$67.50	10,000	$67.50

Non-Plan Stock Options— During the year ended December 31, 2006, Mr. Vecchione and Mr. Hall agreed to cancel their 400,000 non-plan stock options with a strike price of $2.50.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2007 and 2006 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2007	2006
Weighted average common stock equivalents:
Plan Stock Options	10,000	10,000
Non-Plan Stock Options	—	—
Warrants	2,117,000	4,180,000

NOTE 6 - INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2007 and 2006 consist of the following:

	Years Ended December 31,
	2007	2006
Current	$—	$—
Change in deferred tax asset	115,000	(463,000)
Change in valuation allowance	(115,000)	463,000
Provision for income taxes	$—	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2007 and 2006 differ as follows:

	Years Ended December 31,
	2007	2006
Provision computed at the statutory rate	$(115,000)	$463,000
Change in valuation allowance	115,000	(463,000)
Income tax provision (benefit)	$—	$—

The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Federal net operating loss carryforward	$11,043,000	$10,987,000
State net operating loss carryforward	13,000	184,000
Total deferred tax asset	11,056,000	11,171,000
Deferred state taxes	—	—
Total deferred tax liability	—	—
Net deferred tax asset	11,056,000	11,171,000
Valuation allowance	(11,056,000)	(11,171,000)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2007, the Company has a net operating loss carryforward of approximately $32,478,000 and $163,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2008, respectively. The net operating losses can be carried forward to offset future taxable income, if any.  Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future.  Because of the change in ownership, the use loss carryforwards are limited per the IRS tax code.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases —The Company currently is not party to any leases

Rent expense charged to operations for the years ended December 31, 2007 and 2006 was $8,000 and $248,000.

Litigation — The Company is currently not party to any legal proceedings.

Consulting Agreements — On September 25, 2006, the Company entered into an agreement with Mr. Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months.  Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter.  Additionally, Mr. Stoppenhagen received a $1,000 allowance per month for office expenses.  For the year ended December 31, 2006, Mr. Stoppenhagen received $40,500 under this agreement. On June 18, 2007, the Company entered into an agreement with Venor, Inc. to provide consulting services for six months.  The agreement was dated to be effective as of May 25, 2007.  Mr. Stoppenhagen, a principle of Venor, Inc., will continue to serve as Interim President and Secretary.  Venor, Inc. will be paid $3,000 per month.  For the year ended December 31, 2007, Mr. Stoppenhagen received $61,450.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers listed in the following paragraph, we do not believe that significant credit risk exists at December 31, 2007. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade receivable credit losses have not been significant.

The Company maintains its cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of December 31, 2007, the Company’s deposits did not exceed insured amounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 9 - RELATED PARTIES

           Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On September 25, 2006, the Company entered into an agreement with Mr. Stoppenhagen to provide consulting services and serve as Interim President and Secretary for six months.  Mr. Stoppenhagen was paid $15,000 for the first month, $12,500 for the second month and $10,000 for every month thereafter.  Additionally, Mr. Stoppenhagen received a $1,000 allowance per month for office expenses.  For the year ended December 31, 2006, Mr. Stoppenhagen received $40,500 under this agreement. On June 18, 2007, the Company entered into an agreement with Venor, Inc. to provide consulting services for six months.  The agreement was dated to be effective as of May 25, 2007.  Mr. Stoppenhagen, a principle of Venor, Inc., will continue to serve as Interim President and Secretary.  Venor, Inc. will be paid $3,000 per month for consulting services and $500 per month for office space.  For the year ended December 31, 2007, Mr. Stoppenhagen received $61,450.