Form 10KSB/A
period 2008-03-31
TRESTLE HOLDINGS, INC.
filed 2008-07-28
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Amendment No. 1)
FORM 10-KSB/A

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

Explanatory Note

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 20, 2008. We are amending and restating the following items in this Amendment No. 1:

(i)	Part II. Item 8A. Controls and Procedures
(ii)	Part III. Item 13. Exhibits
(iii)	Signatures
(iv)	Exhibit Index

Table of Contents

PART II.
Item 8A.	Controls and Procedures	3

PART III.
Item 13.	Exhibits	4

Signatures		5

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

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

Trestle Holdings, Inc.

Date: July 26, 2008	By:
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

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Interim President (Principal Executive Officer, Principal Financial and Accounting Officer)	July 26, 2008
/s/ DAVID WEINER ------------------------------------ David Weiner	Chairman	July 26, 2008
/s/ GARY FREEMAN ------------------------------------- Gary Freeman	Director	July 26, 2008
/s/ STEVEN WALIN ------------------------------------ Steven Walin	Director	July 26, 2008