Form 10-Q
period 2008-06-30
TRESTLE HOLDINGS, INC.
filed 2008-08-07
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008
Common Stock, $.001 par value	143,257,214

TRESTLE HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Balance Sheets — June 30, 2008 (Unaudited) and December 31, 2007
Statements of Operations (Unaudited) — Quarters and six months ended June 30, 2008 and 2007
Statements of Cash Flows (Unaudited) —Six months ended June 30, 2008 and 2007
Notes to Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$2,000	$31,000
Prepaid expenses and other current assets	5,000	7,000
TOTAL CURRENT ASSETS	7,000	38,000
TOTAL ASSETS	$7,000	$38,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,000	$1,000
Note payable	25,000	—

TOTAL CURRENT LIABILITIES	37,000	1,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $10 par value, 5,000,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, liquidation preference of zero and zero at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized, 143,257,214 and 143,257,214 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	143,000	143,000
Additional paid in capital	52,382,000	52,382,000
Accumulated deficit	(52,555,000)	(52,488,000)
Total stockholders’ equity (deficit)	(30,000)	37,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,000	$38,000

See accompanying notes to the financial statements.

TRESTLE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES	$	$	$	$
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	33,000	67,000	67,000	113,000
Total operating expenses	33,000	67,000	67,000	113,000
LOSS FROM OPERATIONS	(33,000)	(67,000)	(67,000)	(113,000)
Interest income and other, net	—	4,000	—	13,000
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(33,000)	$(63,000)	$(67,000)	$(100,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	143,257,000	90,757,000	143,257,000	49,507,000

See accompanying notes to the financial statements.

TRESTLE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(67,000)	$(100,000)
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Prepaid expenses and other assets	2,000	84,000
Accounts payable	11,000	(33,000)
Net cash used in operating activities	(54,000)	(49,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	350,000
Dividends paid on company common stock	—	(1,005,000)
Net proceeds from issuance of note payable	25,000	—
Net cash provided by/(used in) financing activities	25,000	(655,000)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,000)	(704,000)
CASH AND CASH EQUIVALENTS, Beginning of period	31,000	798,000
CASH AND CASH EQUIVALENTS, End of period	$2,000	$94,000

	Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$13,000
Income taxes	$—	$—
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

On May 5, 2007, W-Net, Inc., a California corporation (“W-Net”), purchased 135,000,000 shares of our Common Stock, par value $0.001 per share (the “Common Shares”), for an aggregate purchase price of $350,000, or $0.00259 per share.

On September 22, 2006, we consummated the sale of substantially all of its assets to Clarient, Inc. for $3,000,000, consisting of approximately $2,203,000 in cash, $643,000 for the cancellation of the loans from Clarient and assumption of approximately $154,000 of liabilities.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have has suffered recurring losses from operations since our inception and have an accumulated deficit of $52,555,000 at June 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB. The results of the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Net Income (Loss) Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters ended June 30, 2008 and 2007 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

NOTE 2 – NOTE PAYABLE.

On March 26, 2008, we entered into a Revolving Promissory Note (the “Note”) with W-Net, Inc., a California corporation (“W-Net”).  Under the terms of the Note, W-Net agreed to advance to the Company, from time to time and at the request of the Company, amounts up to $100,000 until September 30, 2008.  All advances shall be paid on or before September 30, 2008 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of June 30, 2008 we have accrued $267 of interest.

NOTE 3 - WARRANTS

During the quarter ended June 30, 2008, we did not issue any warrants and 117,307 warrants expired.  We have 816,014 warrants issued and outstanding.

Balance at December 31, 2007	2,117,005

Expired	1,300,991

Balance at June 30, 2008	816,014

NOTE 4 - STOCK OPTION PLANS

Our employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to our employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at June 30, 2008.

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

NOTE 5 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters and six months ended June 30, 2008 and 2007 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common stock equivalents:
Stock options	10,000	10,000	10,000	10,000
Warrants	816,000	4,180,000	874,000	4,180,000

NOTE 6 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of June 30, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

For the Quarters Ended June 30, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33,000 and $67,000 for the quarters ended June 30, 2008 and 2007, respectively.  The increased expenses in 2007 resulted from legal fees associated with our transaction with W-Net.

Interest Income, Interest Expense and Other

Interest income and other, net was zero and $4,000 for the quarters ended June 30, 2008 and 2007, respectively, a decrease in income of $4,000.  The decrease is principally due to the lower cash balances.

For the Six Months Ended June 30, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $67,000 and $113,000 for the six months ended June 30, 2008 and 2007, respectively. The increased expenses in 2007 resulted from legal fees associated with our transaction with W-Net.

Interest Income, Interest Expense and Other

Interest income and other, net was zero and $13,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease in income of $13,000.  The decrease is principally due to the lower cash balances.

Liquidity and Capital Resources

Net cash used in operating activities was $54,000 and $49,000 in the six months ended June 30, 2008 and 2007, respectively.

Net cash provided by/(used in) financing activities was $25,000 and ($655,000) in the six months ended June 30, 2008 and 2007, respectively.  The decrease of $680,000 in cash used in financing activities was primarily due to the Note of $25,000 from W-Net in 2008 and dividend of $1,005,000 paid to shareholders on May 7, 2007.

On May 5, 2007, W-Net, Inc., a California corporation (“W-Net”), purchased 135,000,000 shares of our Common Stock, par value $0.001 per share (the “Common Shares”) of the Company for an aggregate purchase price of $350,000.00, or $0.00259 per share.

We suffered recurring losses from operations and have an accumulated deficit of $52,555,000 at June 30, 2008.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, W-Net, Inc. has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

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

We have a history of incurring losses from operations. As of June 30, 2008, we had an accumulated deficit of approximately $52,555,000, of which approximately $52,193,000 was incurred prior to the sale of our tissue imaging and telemedicine business lines to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, W-Net, Inc. has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

TRESTLE HOLDINGS, INC.

Date: August 6, 2008	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.