Form 10KSB/A
period 2007-12-31
TRESTLE HOLDINGS, INC.
filed 2008-08-22
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Amendment No. 2)
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

Explanatory Note

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 20, 2008. We are amending and restating the following items in this Amendment No. 1:

(i)	Part II. Item 8A. Controls and Procedures
(ii)	Part III. Item 13. Exhibits
(iii)	Signatures
(iv)	Exhibit Index

Table of Contents

PART II.
Item 8A.	Controls and Procedures	3

PART III.
Item 13.	Exhibits	5

Signatures		8
Exhibit Index		9

ITEM 8A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2007, our interim President had concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective. For disclosure purposes, the Company is required to state whether the internal controls over financial reporting were effective or not effective.  The Company failed to make this disclosure.  Due to the failure to make this disclosure, we now conclude that our disclosure controls and procedures were not effective as of December 31, 2007.

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

Trestle Holdings, Inc.

Date: August 20, 2008	By:
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

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Interim President (Principal Executive Officer, Principal Financial and Accounting Officer)	August 20, 2008
/s/ DAVID WEINER ------------------------------------ David Weiner	Chairman	August 20, 2008
/s/ GARY FREEMAN ------------------------------------- Gary Freeman	Director	August 20, 2008
/s/ STEVEN WALIN ------------------------------------ Steven Walin	Director	August 20, 2008