Form 10-Q
period 2008-09-30
TRESTLE HOLDINGS, INC.
filed 2008-10-21
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington0, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2008
Common Stock, $.001 par value	143,257,214

TRESTLE HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Balance Sheets — September 30, 2008 (Unaudited) and December 31, 2007
Statements of Operations (Unaudited) — Quarters and nine months ended September 30, 2008 and 2007
Statements of Cash Flows (Unaudited) —Nine months ended September 30, 2008 and 2007
Notes to Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$10,000	$31,000
Prepaid expenses and other current assets	—	7,000
TOTAL CURRENT ASSETS	10,000	38,000
TOTAL ASSETS	$10,000	$38,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,000	$1,000
Note payable	61,000	—

TOTAL CURRENT LIABILITIES	64,000	1,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $10 par value, 5,000,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, liquidation preference of zero and zero at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized, 143,257,214 and 143,257,214 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	143,000	143,000
Additional paid in capital	52,382,000	52,382,000
Accumulated deficit	(52,579,000)	(52,488,000)
Total stockholders’ equity (deficit)	(54,000)	37,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,000	$38,000

See accompanying notes to the financial statements.

TRESTLE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES	$	$	$	$
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	23,000	46,000	90,000	159,000
Total operating expenses	23,000	46,000	90,000	159,000
LOSS FROM OPERATIONS	(23,000)	(46,000)	(90,000)	(159,000)
Interest income and other, net	(1,000)	1,000	(1,000)	14,000
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(24,000)	$(45,000)	$(91,000)	$(145,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	143,257, 000	143,257,000	143,257, 000	80,757,000

See accompanying notes to the financial statements.

TRESTLE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(91,000)	$(145,000)
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Prepaid expenses and other assets	7,000	118,000
Accounts payable	2,000	(51,000)
Net cash used in operating activities	(82,000)	(78,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	350,000
Dividends paid on company common stock	—	(1,005,000)
Net proceeds from issuance of note payable	61,000	—
Net cash provided by/(used in) financing activities	61,000	(655,000)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,000)	(733,000)
CASH AND CASH EQUIVALENTS, Beginning of period	31,000	798,000
CASH AND CASH EQUIVALENTS, End of period	$10,000	$65,000

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$13,000
Income taxes	$—	$—
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

On August 20, 2008, pursuant to a Share Purchase Agreement dated August 19, 2008, by and between W Holdings, LLC (“Holdings”), the Registrant’s former majority stockholder, and MKM Opportunity Master Fund, Ltd. (“MKM”), Holdings sold to MKM 114,605,772 shares of the Registrant’s common stock, for aggregate cash consideration equal to $475,000. Also on August 20, 2008, Holdings repurchased 33.33% of its Membership Interests from Strategic Turnaround Equity Partners, LP (“Strategic”), in exchange for 20,394,228 shares of the Registrant’s common stock and cash consideration equal to $75,507.  Also on August 20, 2008, W-Net, Inc. assigned to MKM all of its right, privilege, benefit and remedies in, to and under that certain Revolving Promissory Note dated March 26, 2008 and expiring on September 30, 2008, executed and issued by the Registrant for the benefit of W-Net, Inc.  As a result of the foregoing transactions, Holdings no longer holds any shares of the Registrant.  Also as a result of the foregoing transactions, Holdings became wholly-owned by W-Net, Inc., a company that is wholly-owned by David Weiner, a member of the Registrant’s Board of Directors.  Pursuant to the terms of the Share Purchase Agreement and effective as of the closing of the transactions contemplated by the Share Purchase Agreement, MKM owns 114,605,772 shares of the Company’s common stock out of a total of 143,257,214 shares  issued and outstanding, or approximately 80%.

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

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have has suffered recurring losses from operations since our inception and have an accumulated deficit of $52,579,000 at September 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB. The results of the three and six month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Net Income (Loss) Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the quarters ended September 30, 2008 and 2007 because their effect is anti-dilutive.

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

NOTE 2 – NOTE PAYABLE.

On March 26, 2008, we entered into a Revolving Promissory Note (the “Note”) with W-Net, Inc., a California corporation (“W-Net”).  Under the terms of the Note, W-Net agreed to advance to the Company, from time to time and at the request of the Company, amounts up to $100,000.  All advances shall be paid on or before September 30, 2008 which has now been extended to March 31, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.

On August 20, 2008, W-Net, Inc. assigned to MKM all of its right, privilege, benefit and remedies in, to and under that certain Revolving Promissory Note dated March 26, 2008 and expiring on March 31, 2009, executed and issued by the Registrant for the benefit of W-Net, Inc. As of September 30, 2008 we have accrued $729 of interest.

On September 8, 2008, we entered into a Note with MKM.  Under the terms of the Note, MKM agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until March 31, 2009.  All advances shall be paid on or before March 31, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.  As of September 30, 2008 we have accrued $123 of interest.

NOTE 3 - WARRANTS

During the quarter ended September 30, 2008, we did not issue any warrants and 521,714 warrants expired.  We have 294,300 warrants issued and outstanding.

Balance at December 31, 2007	2,117,005

Expired	1,822,705

Balance at September 30, 2008	294,300

NOTE 4 - STOCK OPTION PLANS

Our employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to our employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at September 30, 2008.

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

NOTE 5 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended September 30, 2008 and 2007 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common stock equivalents:
Stock options	10,000	10,000	10,000	10,000
Warrants	787,000	2,974,000	845,000	3,778,000

NOTE 6 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of September 30, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

On August 20, 2008, pursuant to a Share Purchase Agreement dated August 19, 2008, by and between Holdings, the Registrant’s former majority stockholder, and MKM, Holdings sold to MKM 114,605,772 shares of the Registrant’s common stock, for aggregate cash consideration equal to $475,000. Also on August 20, 2008, Holdings repurchased 33.33% of its Membership Interests from Strategic, in exchange for 20,394,228 shares of the Registrant’s common stock and cash consideration equal to $75,507.  Also on August 20, 2008, W-Net, Inc. assigned to MKM all of its right, privilege, benefit and remedies in, to and under that certain Revolving Promissory Note dated March 26, 2008 and expiring on September 30, 2008, executed and issued by the Registrant for the benefit of W-Net, Inc.  As a result of the foregoing transactions, Holdings no longer holds any shares of the Registrant.  Also as a result of the foregoing transactions, Holdings became wholly-owned by W-Net, Inc., a company that is wholly-owned by David Weiner, a member of the Registrant’s Board of Directors.  Pursuant to the terms of the Share Purchase Agreement and effective as of the closing of the transactions contemplated by the Share Purchase Agreement, MKM owns 114,605,772 shares of the Company’s common stock out of a total of 143,257,214 shares  issued and outstanding, or approximately 80%.

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

For the Quarters Ended September 30, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23,000 and $46,000 for the quarters ended September 30, 2008 and 2007, respectively.  The increased expenses in 2007 resulted from legal fees associated with our transaction with W-Net.

Interest Income, Interest Expense and Other

Interest income/(expense) and other, net was ($1,000) and $1,000 for the quarters ended September 30, 2008 and 2007, respectively, a decrease in income of $2,000.  The decrease is principally due to the lower cash balances.

For the Nine months Ended September 30, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90,000 and $159,000 for the nine months ended September 30, 2008 and 2007, respectively.  The increased expenses in 2007 resulted from legal fees associated with our transaction with W-Net.

Interest Income, Interest Expense and Other

Interest income/(expense) and other, net was ($1,000) and $14,000 for the nine months ended September 30, 2008 and 2007, respectively, a decrease in income of $15,000.  The decrease is principally due to the lower cash balances.

Liquidity and Capital Resources

Net cash used in operating activities was $82,000 and $78,000 in the nine months ended September 30, 2008 and 2007, respectively.

Net cash provided by/(used in) financing activities was $61,000 and ($655,000) in the nine months ended September 30, 2008 and 2007, respectively.  The decrease of $716,000 in cash used in financing activities was primarily due to the Note of $65,000 from MKM in 2008 and dividend of $1,005,000 paid to shareholders on May 7, 2007.

We suffered recurring losses from operations and have an accumulated deficit of $52,579,000 at September 30, 2008.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, MKM has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

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

We have a history of incurring losses from operations. As of September 30, 2008, we had an accumulated deficit of approximately $52,579,000, of which approximately $52,193,000 was incurred prior to the sale of our tissue imaging and telemedicine business lines to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, W-Net, Inc. has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

TRESTLE HOLDINGS, INC.

Date: October 21, 2008	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.