Form 10-K
period 2008-12-31
TRESTLE HOLDINGS, INC.
filed 2009-01-22
CIK 904350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-23000

TRESTLE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. BOX 4198, NEWPORT BEACH, CALIFORNIA	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
949-903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒      No   

At January 16, 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $123,000.  At January 20, 2009, there were 143,257,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

Item 1.  Description of Business

General

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

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

The Company currently has no employees.  The Company engages the services of independent consultants to assist it with management, software programming and development.  We plan to engage full-time employees in this area as our business develops.

Item 1A.  Risk Factors

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

We have a history of incurring losses from operations. As of December 31, 2008, we had an accumulated deficit of approximately $52,609,000, of which approximately $52,193,000 was incurred prior to the sale of our tissue imaging and telemedicine business lines to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs until January 2009. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event the Company uses all of its cash resources, W-Net, Inc. has indicated the willingness to loan the Company funds at the prevailing market rate until such business combination is consummated.

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

Primarily as a result of our recurring losses and our lack of liquidity, the Company received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2008.

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

Item 1B.  Unresolved Staff Comments

           None.

Item 2.  Properties.

           We are currently not obligated under any leases.  We currently pay $500 per month on a month to month basis for office space.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

.PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$0.11	$0.18
Second Quarter	$0.03	$0.20
Third Quarter	$0.05	$0.10
Fourth Quarter	$0.03	$0.10
Fiscal year ended December 31, 2008:
First Quarter	$0.07	$0.03
Second Quarter	$0.07	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.02	$0.01

Holders
As of January 19, 2009, there were approximately 900 shareholders of the Company's Common Stock.

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

Recent Sale of Unregistered Securities.

None

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2007.

Critical Accounting Policies

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

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the financial statements to conform to the presentation for the fiscal year ended December 31, 2008. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Fiscal Year 2008 Compared to Fiscal Year 2007

Results from Operations

The information below represents our historical numbers.  These numbers are not meaningful going forward due to the sale of all of our business lines.

Revenues

Revenues were zero for the years ended December 31, 2008 and 2007.

Cost of Sales

Cost of sales was zero for the years ended December 31, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $119,000 and $179,000 for the years ended December 31, 2008 and 2007, respectively.  The decrease in selling, general and administrative expenses was due to less activities of the Company.

Interest Income and Other, Net

Interest income/(expense) and other, net was $(2,000) and $14,000 in the years ended December 31, 2008 and 2007, respectively.  The decrease of $16,000 was due to a lower cash balance.

Liquidity and Capital Resources

Net cash used in operating activities was $112,000 and $112,000 in the years ended December 31, 2008 and 2007, respectively.

Net cash provided by/(used) in financing activities was $82,000 and $(655,000) in 2008 and 2007, respectively.   The decrease of $655,000 in cash used in financing activities was primarily due to the dividend of $1,005,000 paid to the shareholders in 2007 offset by $350,000 for the issuance of common stock.

On May 5, 2007, W-Net, purchased 135,000,000 shares of the Common Stock, par value $0.001 per share (the “Common Shares”) of the Company for an aggregate purchase price of $350,000.00, or $0.00259 per share.

On May 7, 2007, the Company paid a dividend of $1,005,000 to shareholders of record as of April 19, 2007.

The Company suffered recurring losses from operations and has an accumulated deficit of $52,609,000 at December 31, 2008.  Currently, we are a non-operating public company. The Company is seeking out suitable candidates for a business combination with a private company.  In the event the Company uses all of its cash resources, MKM has indicated the willingness to loan the Company funds at the prevailing market rate until such business combination is consummated.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Capital Expenditures

None

Commitments and Contractual Obligations

None

Off-Balance Sheet Arrangements

           As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.

TRESTLE HOLDINGS, INC.

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
Balance Sheets	13
Statements of Operations	14
Statements of Stockholders' Equity	15
Statements of Cash Flows	16
Notes to Financial Statements	17 to 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trestle Holdings, Inc
Newport Beach, California

We have audited the consolidated balance sheets of Trestle Holdings, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $52,609,000 as of December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Parks Kurland Mohidin

Encino, California
January 9, 2009

TRESTLE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,000	$31,000
Prepaid expenses and other assets	4,000	7,000
TOTAL CURRENT ASSETS	5,000	38,000
TOTAL ASSETS	$5,000	$38,000

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,000	$1,000
Note payable	82,000	—
TOTAL CURRENT LIABILITIES	89,000	1,000

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, $10 par value, 5,000,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Series B Convertible Preferred Stock, $1,000 stated value, 250,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2008 and 2007, respectively, liquidation preference of zero and zero at December 31, 2008 and 2007, respectively	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized, 143,257,214 and 143,257,214 issued and outstanding at December 31, 2008 and 2007, respectively	143,000	143,000
Additional paid in capital	52,382,000	52,382,000
Accumulated deficit	(52,609,000)	(52,488,000)
Total stockholders' equity/(deficit)	(84,000)	37,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,000	$38,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
REVENUES
Product	$—	$—
Software support	—	—
Total revenues	—	—
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
Research and development	—	—
Selling, general and administrative expenses	119,000	179,000
Total operating expenses	119,000	179,000
LOSS FROM OPERATIONS	(119,000)	(179,000)
Interest income/(expense) and other, net	(2,000)	14,000
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(121,000)	$(165,000)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.001)	$(0.002)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	143,257,000	96,284,000

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007

	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2006	0	$0	8,257,000	$8,000	$53,172,000	$(52,323,000)	$857,000

Issuance of common stock for cash			135,000,000	135,000	215,000		350,000
Dividends paid on company common stock					(1,005,000)		(1,005,000)
Net loss						(165,000)	(165,000)
BALANCE, DECEMBER 31, 2007	0	$0	143,257,000	$143,000	$52,382,000	$(52,488,000)	$37,000

Net loss						(121,000)	(121,000)
BALANCE, DECEMBER 31, 2008	0	$0	143,257,000	$143,000	$52,382,000	$(52,609,000)	$(84,000)

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(121,000)	$(165,000)
Changes in operating assets and liabilities, net of effects from acquisition/disposition of business:
Prepaid expenses and other assets	3,000	111,000
Accounts payable	6,000	(58,000)
Net cash used in operating activities	(112,000)	(112,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	82,000	—
Net proceeds from issuance of common stock	—	350,000
Dividends paid on company common stock	—	(1,005,000)
Net cash provided by/(used in) financing activities	82,000	(655,000)
NET DECREASE IN CASH	(30,000)	(767,000)
CASH, Beginning of year	31,000	798,000
CASH, End of year	$1,000	$31,000

	Years Ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$14,000

Income taxes	—	—

NON-CASH FINANCING ACTIVITY:

None.

See accompanying notes to consolidated financial statements.

TRESTLE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

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

Going Concern — The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $52,609,000 at December 31, 2008.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2008 and 2007 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements —
Business Combinations-In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we recorded and disclosed business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

NOTE 2 – NOTE PAYABLE.

On March 26, 2008, we entered into a Revolving Promissory Note (the “Note”) with W-Net, Inc., a California corporation (“W-Net”).  Under the terms of the Note, W-Net agreed to advance to the Company, from time to time and at the request of the Company, amounts up to $100,000.  All advances shall be paid on or before September 30, 2008 which was extended to March 31, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.

On August 20, 2008, W-Net, Inc. assigned to MKM all of its right, privilege, benefit and remedies in, to and under that certain Revolving Promissory Note dated March 26, 2008 and expiring on March 31, 2009, executed and issued by the Registrant for the benefit of W-Net, Inc.

On September 8, 2008, we entered into a Note with MKM.  Under the terms of the Note, MKM agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until March 31, 2009.  All advances shall be paid on or before March 31, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.  As of December 31, 2008 we have accrued $2,000 of interest.

NOTE 3 - WARRANTS

During the year ended December 31, 2008, the Company did not issue any warrants and 2,005,000 warrants expired.  We have had 112,000 warrants issued and outstanding at December 31, 2008.

Balance at December 31, 2007	2,117,000

Expired	2,005,000

Balance at December 31, 2008	112,000

NOTE 4 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at December 31, 2008.

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

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$67.50	10,000	0.75	$67.50	10,000	67.50

NOTE 5 - EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2008 and 2007 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2008	2007
Weighted average common stock equivalents:
Plan Stock Options	10,000	10,000
Non-Plan Stock Options	—	—
Warrants	112,000	2,117,000

NOTE 6 - INCOME TAX

The income tax (benefit) expense for the years ended December 31, 2008 and 2007 consisted of the following:

	Years Ended December 31,
	2008	2007
Current	$—	$—
Change in deferred tax asset	38,000	115,000
Change in valuation allowance	(38,000)	(115,000)
Provision for income taxes	$—	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and the provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2008 and 2007 differ as follows:

	Years Ended December 31,
	2008	2007
Provision computed at the statutory rate	$(38,000)	$(115,000)
Change in valuation allowance	38,000	115,000
Income tax provision	$—	$—

The following are the components of the Company's deferred tax assets and (liabilities) at December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Federal net operating loss carryforward	$11,084,000	$11,043,000
State net operating loss carryforward	23,000	13,000
Total deferred tax asset	11,107,000	11,056,000
Deferred state taxes	—	—
Total deferred tax liability	—	—
Net deferred tax asset	11,107,000	11,056,000
Valuation allowance	(11,107,000)	(11,056,000)
Net deferred tax asset/(liability)	$—	$—

At December 31, 2008, the Company has a net operating loss carryforward of approximately $32,599,000 and $288,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2018 and 2009, respectively. The net operating losses can be carried forward to offset future taxable income, if any.  Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use these carryforwards in the future.  Because of the change in ownership, the use loss carryforwards are limited per the IRS tax code.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases —The Company currently is not party to any leases

Rent expense charged to operations for the years ended December 31, 2008 and 2007 was $6,000 and $6,000.

Litigation — The Company is currently not party to any legal proceedings.

Consulting Agreements —On June 18, 2007, the Company entered into an agreement with Venor, Inc. to provide consulting services for six months.  The agreement was dated to be effective as of May 25, 2007.  Mr. Stoppenhagen, a principle of Venor, Inc., will continue to serve as Interim President and Secretary.  Venor, Inc. will be paid $3,000 per month.  For the year ended December 31, 2008, Mr. Stoppenhagen received $36,000.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000, per financial institution.  As of December 31, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 9 - RELATED PARTIES

           Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our interim President reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

    The Company’s directors at December 31, 2008 were:

Name of Nominee	Age	Position(s) with Trestle
Gary Freeman	41	Director
Steven Walin	52	Director
David Skirloff	43	Chairman of the Board

GARY FREEMAN was elected Co-President and Chief Financial Officer of the Company in January 2003, and resigned the position of Co-President in September 2003 and Chief Financial Officer in July 2004. Mr. Freeman is currently a Partner in Beach, Freeman, Lim & Cleland, LLP’s Audit and Accounting services division. Mr. Freeman also serves as a director of GVI Security Solutions, Inc., a position on which he has served since October 2006, and Trist Holdings, Inc., a position on which he has served since July 2007. In conjunction with various consulting engagements, Mr. Freeman has assumed interim senior level management roles at numerous public and private companies during his career. Mr. Freeman was Vice President and director of Kellogg & Andelson, a Southern California based public accounting firm. In 2000, Mr. Freeman co-founded Catalyst Business Systems, a consulting firm, which merged with Kellogg & Andelson in 2002. From 1990 to 2000, Mr. Freeman worked at BDO Seidman, LLP in various capacities, including as a partner from 1998 to 2000.

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

DAVID SKRILOFF is Portfolio Manager of MKM Capital Advisors, LLC.  Previously, he was a managing director at Vision Capital Advisors, LLC, a position he has held since January 2006. Prior to Vision, Mr. Skriloff was a managing director at Duncan Capital, from January 2004 to December 2005. Before Duncan, Mr. Skriloff was EVP of Business Development for Millivision, Inc. from September 2001 to December 2003. Mr. Skriloff earned a BS in Electrical Engineering from Carnegie-Mellon University in 1987 and an MBA from NYU in 1992.

Executives

The Company’s executive officer at December 31, 2008 was:

Name of Nominee	Age	Position(s) with Trestle

Eric Stoppenhagen	35	Interim President and Secretary

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

Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Audit Committee

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

Director Independence

Our board of directors currently consists of three members: Gary Freeman, Steven Walin and David Skirloff.

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

Item 11.  Executive Compensation

           The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2008 and 2007 and to the Company's executive officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Eric Stoppenhagen Interim President	2008 2007	N/A N/A	N/A N/A	$36,000(1) $61,000(1)	N/A N/A

(1)           This represents amounts paid to Venor, Inc. for Eric Stoppenhagen to provide financial consulting services and serve as Interim President and Secretary.  Additionally, Mr. Stoppenhagen receives a $500 allowance per month for office expenses.

Employment Agreements

On June 18, 2007, we entered into an agreement with Venor, Inc. to provide consulting services for six months.  The agreement was dated to be effective as of May 25, 2007.  Mr. Stoppenhagen, a principle of Venor, Inc., will continue to serve as Interim President and Secretary.  Venor, Inc. will be paid $3,000 per month for consulting services and $500 per month for office space.  For the years ended December 31, 2008 and 2007, Mr. Stoppenhagen received $36,000 and $61,000, respectively.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2008.

Name	Number of Securities Underlying Options and Warrants Granted	Percent of Total Options and Warrants Granted in Fiscal Year	Exercise or Base Price($/Share)
Eric Stoppenhagen	0	0	0

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

The following table and related footnotes set forth option exercises in 2008 and year-end option values for the Company's Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options and Warrants at 12/31/08	Value of Unexercised In-the-Money Options and Warrants at 12/31/08
Eric Stoppenhagen	0	N/A	0	0

Compensation of Directors

Directors of the Company are entitled to receive $7,500 in cash each year for serving on the Board which is paid at the beginning of each quarter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 20, 2009 by (i) each person who "beneficially" owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified above, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock and Nature of Beneficial Owner	Percent of Class of Common Stock(1)
Strategic (2)	44,994,000	31.41%
MKM (3)	89,999,772	62.83%
Mr. Stoppenhagen (4)	50,000	*
All Officers and Directors as a group(5) (4 persons)	90,049,772	62.86%

*           Represents less than 1%.

(1)
The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (143,257,214), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

(2)
The address of Strategic is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase zero shares of Common Stock within 60 days.

(3)
The address of MKM is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase zero shares of Common Stock within 60 days. MKM is beneficially owed by David Skirloff the Company’s Chairman.

(4)
The address of Mr. Stoppenhagen is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198. Percent of class of Common Stock includes exercisable options/warrants to purchase zero shares of Common Stock within 60 days.

(5)
 Includes the beneficial ownership of Messrs. Skirloff and Stoppenhagen. The beneficial ownership calculation includes the total number of options/warrants of such persons exercisable within 60 days held by such persons to purchase zero shares of common stock. Assuming that none of such persons exercises within 60 days any of such his respective options or warrants, the beneficial ownership of the group is approximately 95%. Messrs. Freeman and Walin do not have any beneficial ownership in the Company

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2008.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,000	$ 67.50	1,815,000
Equity compensation plans not approved by security holders	112,000	$ 2.99	0
Total	113,000	$ 8.94	1,815,000

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at December 31, 2008.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

Audit Fees

           The aggregate fees billed by GPKM for the audit of the Company’s  financial statements in the years ended December 31, 2008 and 2007, the reviews of the quarterly reports on Form 10-QSB for the same fiscal years and statutory and regulatory filings were $15,000 for 2008 and $16,000  for 2007.

Audit-Related Fees

There were no fees billed by GPKM for audit-related services for the years ended December 31, 2008 and 2007.
Tax Fees

GPKM billed the Company $1,200 and $1,200 for tax related services for the years ended December 31, 2008 and 2007, respectively.

All Other Fees

There were no fees billed by GPKM for other services not described above for the years ended December 31, 2008 and 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board has determined that the rendering of the services other than audit services by GPKM is compatible with maintaining the principal accountant’s independence.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Trestle Holdings, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2008 and 2007.

Statements of Operations for the year ended December 31, 2008 and 2007.

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit Number	Description of Exhibit

*3.1
Third Amended and Restated Articles of Incorporation of the Company dated November 2, 2006 (incorporated herein by reference to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006)

*3.2	Amendment to the Third Amended and Restated Articles of Incorporation of the Company dated August 17, 2007 (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated August 17, 2007)
*3.3	By-laws of the Company (incorporated herein by reference to Appendix C of Company's definitive Proxy Statement dated May 30, 2002)
*10.1	Asset purchase agreement between the Company and Clarient, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 19, 2006)
*10.2	Consulting agreement between the Company and Eric Stoppenhagen (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated September 25, 2006)
*10.3	Share purchase agreement between the Company and W-Net, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 20, 2007)
*10.4	Consulting agreement between the Company and Venor, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 18, 2007)
31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*           Previously filed.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trestle Holdings, Inc.

Date: January 20, 2009	By:
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

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Interim President (Principal Executive Officer, Principal Financial and Accounting Officer)	January 20, 2009
/s/ DAVID SKRILOFF ------------------------------------ David Skriloff	Chairman	January 20, 2009
/s/ GARY FREEMAN ------------------------------------- Gary Freeman	Director	January 20, 2009
/s/ STEVEN WALIN ------------------------------------ Steven Walin	Director	January 20, 2009