Form 10-Q
period 2009-03-31
TRESTLE HOLDINGS, INC.
filed 2009-05-12
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2009
Common Stock, $.001 par value	143,257,214

TRESTLE HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Balance Sheets — March 31, 2009 (Unaudited) and December 31, 2008
Statements of Operations (Unaudited) — Quarters ended March 31, 2009 and 2008
Statements of Cash Flows (Unaudited) — Quarters ended March 31, 2009 and 2008
Notes to Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC.
BALANCE SHEETS

	March 31	December 31
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$—	$1,000
Prepaid expenses and other current assets	4,000	4,000
TOTAL CURRENT ASSETS	4,000	5,000
TOTAL ASSETS	$4,000	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,000	$7,000
Note payable	126,000	82,000
TOTAL CURRENT LIABILITIES	149,000	89,000

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2008 and December 31, 2008	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized, 143,257,214 issued and outstanding at March 31, 2009 and December 31, 2008	143,000	143,000
Additional paid in capital	52,382,000	52,382,000
Accumulated deficit	(52,670,000)	(52,609,000)
Total stockholders' deficit	-145,000	-84,000
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,000	$5,000

See accompanying notes to the financial statements.

TRESTLE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,
	2009	2008
REVENUES	$—	$—
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	59,000	34,000
Total operating expenses	59,000	34,000
LOSS FROM OPERATIONS	(59,000)	(34,000)
Interest expense and other, net	(2,000)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(61,000)	$(34,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	143,257,214	143,257,214

See accompanying notes to the financial statements.

TRESTLE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(61,000)	$(34,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	1,000
Accounts payable	16,000	5,000
Net cash used in operating activities	(45,000)	(28,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	44,000	—
Net cash provided by financing activities	44,000	—
NET (DECREASE) IN CASH	(1,000)	(28,000)
CASH, Beginning of period	1,000	31,000
CASH, End of period	$—	$3,000

	Three months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

On March 23, 2009, we entered into a share exchange agreement with Moqizone Holdings Limited, a Cayman Island corporation, the shareholders of Moqizone Cayman (the “Moqizone Shareholder”), and our principal stockholders.  Pursuant to the Agreement, we will acquire all of the issued and outstanding capital stock of Moqizone Cayman in exchange for the issuance of 10,743 shares of our series B convertible preferred stock to the Moqizone Shareholders.  Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share and upon consummation of a one-for-203.55 reverse stock split of our common stock, all 10,743 shares of Series B Preferred Stock will convert into that number of shares of our common stock equals 95% of our fully diluted common stock (issued as of the closing of the Agreement, prior to the issuance of any other securities).

900 of the 10,743 shares of Series B Preferred Stock to be issued to the Moqizone Shareholders, shall be held in escrow.  Depending upon whether we raise at least $6,000,000 from a new financing transaction or less than $6,000,000 from a new financing transaction, all of the shares held in escrow shall be released to the owners thereof if Moqizone Cayman achieves a target revenue of at least $19,171,000 or $10,450,000, respectively, for the twelve month measuring period ending March 31, 2010   If Moqizone Cayman achieves revenue less than the applicable Target Revenue for the Measuring Period, a pro rata portion of the Escrowed Shares will be released to certain investors of the financing transaction at the rate based upon 0.2347 Escrowed Shares for each $1.00 that actual revenues for the Measuring Period shall be less than the applicable Target Revenue.  If we raise less than $6,000,000 from a new financing transaction and Moqizone Cayman achieves revenue less than the applicable Target Revenue for the Measuring Period, a pro rata portion of the Escrowed Shares will be released to certain investors of the financing transaction at the rate based upon 0.4306 Escrowed Shares for each $1.00 that actual revenues for the Measuring Period shall be less than the applicable Target Revenue.  Escrowed Shares which are not delivered to investors will be returned to the original owners of the Escrowed Shares.

The closing of the transactions contemplated by the Agreement, is conditioned upon the satisfaction of customary conditions, as well as:

•	the delivery of audited financial statement of Moqizone Cayman for the two years ended December 31, 2008;
•	the resignation of our current officer and directors and the appointment of officers and directors designated by Moqizone Cayman; and
•	our receipt of at least $4,000,000 from a new financing transaction.

Accordingly, the closing of the Share Exchange has not yet occurred.  If the conditions to be satisfied are not fully met in a timely fashion, the Share Exchange may not occur.

Promptly following the closing of our contemplated financing transaction, we have agreed to take all actions necessary to (i) effectuate the Reverse Stock Split described above,  (ii) amend our certificate of incorporation to authorize 100,000,000 shares of common stock and 10,000,000 shares of preferred stock (including the Series B Preferred Stock), (iii) provide for indemnification of the officers and directors of the Company and Moqizone Cayman and its subsidiaries, and (iv) change our corporate name to Moqizone Holding Corporation.

As a result of the Reverse Stock Split and the conversion of the Series B Preferred Stock, we will have an aggregate of 11,446,794 shares of common stock outstanding, prior to the issuance of any shares sold in financing transactions.  In addition, if our consolidated revenues for the year ending December 31, 2010 shall equal or exceed $21,560,000, the management shareholders of Moqizone Cayman shall be issued warrants to purchase up to 900,000 additional shares of our common stock at an exercise price of $1.80 per share, exercisable for a period of three years.  Further, we intend to establish a stock incentive plan which authorizes the issuance of up to 1,500,000 additional shares of common stock, as authorized by a compensation committee of the board of directors.

The private equity financing described herein shall be made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The securities to be issued will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The foregoing information has been disclosed herein as it is material to the Share Exchange Agreement and should not be construed as an offer to sell or solicitation of an offer to buy our securities.

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

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $52,670,000 at March 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.  The recovery of our assets is dependent upon continued operations of the Company.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of the three month ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share for the quarters ended March 31, 2009 and 2008 because their effect is anti-dilutive.

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

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. The adoption of SFAS 161 has not had a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF  07-5 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 has not had a significant impact on our financial position and results of operations.

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

On August 20, 2008, W-Net, Inc. assigned to MKM all of its right, privilege, benefit and remedies in, to and under that certain Revolving Promissory Note dated March 26, 2008 and expiring on June 30, 2009, executed and issued by the Registrant for the benefit of W-Net, Inc. As of March 31, 2009 we have accrued $1,395 of interest.

On September 8, 2008, we entered into a Note with MKM.  Under the terms of the Note, MKM agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until June 30, 2009.  All advances shall be paid on or before June 30, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.  As of March 31, 2009 we have accrued $1,016 of interest.

NOTE 3 - WARRANTS

During the quarter ended March 31, 2009, we did not issue any warrants and 9,300 warrants expired.  We have 102,500 warrants issued and outstanding.

Balance at December 31, 2008	111,800

Expired	9,300

Balance at March 31, 2009	102,500

NOTE 4 - STOCK OPTION PLANS

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.  The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder).  The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder.  Options vest at varying rates generally over five years.  An aggregate of 1,855,000 shares were reserved under the Plans, of which 1,815,000 shares were available for future grant at March 31, 2009.

The Company elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

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

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price

$67.50	10,000	0.50	$67.50	10,000	67.50

NOTE 5 – EARNINGS PER SHARE

The following table sets forth common stock equivalents (potential common stock) for the quarters ended March 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	2009	2008
Weighted average common stock equivalents:
Stock options	10,000	10,000
Warrants	102,500	112,000

NOTE 6 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of March 31, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

We seek suitable candidates for a business combination with a private company.  We previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On March 23, 2009, we entered into a share exchange agreement with Moqizone Holdings Limited, a Cayman Island corporation, Moqizone’s Shareholders, and our principal stockholders.  Pursuant to the Agreement, we will acquire all of the issued and outstanding capital stock of Moqizone Cayman in exchange for the issuance of 10,743 shares of our series B convertible preferred stockto the Moqizone Shareholders.  Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share and upon consummation of a one-for-203.55 reverse stock split of our common stock, all 10,743 shares of Series B Preferred Stock will automatically convert into that number of shares of our common stock that equals 95% of our fully diluted common stock (issued as of the closing of the Agreement, prior to the issuance of any other securities) .

900 of the 10,743 shares of Series B Preferred Stock to be issued to the Moqizone Shareholders, shall be held in escrow.  Depending upon whether we raise at least $6,000,000 from a new financing transaction or less than $6,000,000 from a new financing transaction, all of the shares held in escrow shall be released to the owners thereof if Moqizone Cayman achieves a target revenue of at least $19,171,000 or $10,450,000, respectively, for the twelve month measuring period ending March 31, 2010   If Moqizone Cayman achieves revenue less than the applicable Target Revenue for the Measuring Period, a pro rata portion of the Escrowed Shares will be released to certain investors of the financing transaction at the rate based upon 0.2347 Escrowed Shares for each $1.00 that actual revenues for the Measuring Period shall be less than the applicable Target Revenue.  If we raise less than $6,000,000 from a new financing transaction and Moqizone Cayman achieves revenue less than the applicable Target Revenue for the Measuring Period, a pro rata portion of the Escrowed Shares will be released to certain investors of the financing transaction at the rate based upon 0.4306 Escrowed Shares for each $1.00 that actual revenues for the Measuring Period shall be less than the applicable Target Revenue.  Escrowed Shares which are not delivered to investors will be returned to the original owners of the Escrowed Shares.

The closing of the transactions contemplated by the Agreement, is conditioned upon the satisfaction of customary conditions, as well as:

•	the delivery of audited financial statement of Moqizone Cayman for the two years ended December 31, 2008;
•	the resignation of our current officer and directors and the appointment of officers and directors designated by Moqizone Cayman; and
•	our receipt of at least $4,000,000 from a new financing transaction.

Accordingly, the closing of the Share Exchange has not yet occurred.  If the conditions to be satisfied are not fully met in a timely fashion, the Share Exchange may not occur.

Promptly following the closing of our contemplated financing transaction, we have agreed to take all actions necessary to (i) effectuate the Reverse Stock Split described above,  (ii) amend our certificate of incorporation to authorize 100,000,000 shares of common stock and 10,000,000 shares of preferred stock (including the Series B Preferred Stock), (iii) provide for indemnification of the officers and directors of the Company and Moqizone Cayman and its subsidiaries, and (iv) change our corporate name to Moqizone Holding Corporation.

As a result of the Reverse Stock Split and the conversion of the Series B Preferred Stock, we will have an aggregate of 11,446,794 shares of common stock outstanding, prior to the issuance of any shares sold in financing transactions.  In addition, if our consolidated revenues for the year ending December 31, 2010 shall equal or exceed $21,560,000, the management shareholders of Moqizone Cayman shall be issued warrants to purchase up to 900,000 additional shares of our common stock at an exercise price of $1.80 per share, exercisable for a period of three years.  Further, we intend to establish a stock incentive plan which authorizes the issuance of up to 1,500,000 additional shares of common stock, as authorized by a compensation committee of the board of directors.

The private equity financing described herein shall be made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The securities to be issued will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The foregoing information has been disclosed herein as it is material to the Share Exchange Agreement and should not be construed as an offer to sell or solicitation of an offer to buy our securities.

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

On May 5, 2007, W-Net, purchased 135,000,000 shares of our Common Shares, for an aggregate purchase price of $350,000, or $0.00259 per share.

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

For the Quarters Ended March 31, 2009 and 2008

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59,000 and $34,000 for the quarters ended March 31, 2009 and 2008, respectively.  The increased expenses in 2009 resulted from legal fees associated with our transaction with the contemplated transaction with Moqizone Holdings Limited.

Interest Expense and Other

Interest expense and other, net was $2,000 and zero for the quarters ended March 31, 2009 and 2008, respectively, an increase in expense of $2,000.  The increase is principally due to increased debt.

Liquidity and Capital Resources

Net cash used in operating activities was $45,000 and $28,000 in the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $44,000 and zero in the three months ended March 31, 2009 and 2008, respectively.  The increase of $44,000 in cash provided by financing activities was primarily due to the Note of $44,000 from MKM.

We suffered recurring losses from operations and have an accumulated deficit of $52,670,000 at March 31, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, MKM has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. The adoption of SFAS 161 has not had a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF  07-5 has not had a significant impact on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 has not had a significant impact on our financial position and results of operations.

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

We have a history of incurring losses from operations. As of March 31, 2009, we had an accumulated deficit of approximately $52,670,000, of which approximately $52,193,000 was incurred prior to the sale of our tissue imaging and telemedicine business lines to Clarient.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction. In the event we use all of our cash resources, MKM has indicated the willingness to loan us funds at the prevailing market rate until such business combination is consummated.

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

Our interim President reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the quarter covered by this Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRESTLE HOLDINGS, INC.

Date: May 12, 2009	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Interim President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.