Form 10-Q
period 2009-06-30
TRESTLE HOLDINGS, INC.
filed 2009-08-14
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13,2009
Common Stock, $.001 par value	179,115,573

TRESTLE HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2009 and from inception through June 30, 2009	4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and from inception through June 30, 2009	5

Unaudited notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4T. Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	32

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission Of Matters To A Vote Of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TRESTLE HOLDINGS, INC.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Current assets:
Cash	$3,127,198	$18,286
Prepayments, deposits and other receivables	103,903	-
Total current assets	3,231,101	18,286

Other assets:
Property, plant and equipment, net	247,944	198,717
Deferred expenses	386,114	-
Loan receivable	597,768	249,284
Due from related parties	122,587	-

Total other assets	1,354,413	448,001

Total assets	$4,585,514	$466,287

Current liabilities:
Accounts payable	$48,652	$66,237
Other payables and accruals	676,329	13,013
Accrued directors' fees	1,004,255	771,420
Due to owner of subsidiary	597,768	-
Convertible loan payable	4,361,496	316,437
Due to related parties	48,100	20,374
Total current liabilities	6,736,600	1,187,481

Stockholders’ deficiency
Common stock, 1,500,000,000 share authorized, 179,115,573 issued and outstanding at June 30, 2009,par value $0.001	179,116	-
Additional paid in capital	334,911	514,027
Pre consolidation loss of VIE	(424,078)
Deficit accumulated during development stage	(2,233,528)	(1,230,533)
	(2,143,579)	(716,506)
Accumulated other comprehensive income (loss) - foreign exchange adjustment	(7,507)	(4,688)
Total owners' deficiency	(2,151,086)	(721,194)

Total liabilities and stockholders' equity	$4,585,514	$466,287

See notes to financial statements

TRESTLE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2009	THREE MONTHS ENDED JUNE 30, 2009	FROM INCEPTION AUGUST 29, 2007 TO JUNE 30,2009
REVENUE	$-	$-	$-

COSTS AND EXPENSES:
Depreciation and amortization expense	2,079	2,079	2,079
Selling, general and administrative expenses	972,854	573,646	2,203,079
LOSS FROM OPERATIONS	(974,933)	(575,725)	(2,205,158)

OTHER INCOME (EXPENSES):
Interest income	212	36	469
Interest expense	(30,343)	(24,262)	(30,343)
Amortization of placement fees of convertible notes	(18,386)	(18, 386)	(18,386)
Gain on foreign currency transactions	20,455	20,455	19,890
TOTAL OTHER INCOME (EXPENSES)	(28,062)	(22,157)	(28,370)

NET LOSS	(1,002,995)	(597,882)	(2,233,528)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,819)	2,118	(7,507)
COMPREHENSIVE LOSS	$(1,005,814)	$(595,764)	$(2,241,035)

See notes to financial statements

TRESTLE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2009	FROM INCEPTION (AUGUST 29, 2007) TO JUNE 30,2009
OPERATING ACTIVITIES:
Net loss	$(1,002,995)	$(2,233,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,079	2,079
Amortization of placement fees of convertible notes	18,386	18,386
Accrued Directors’ fees	232,835	1,004,255
Capital issued for directors' fees and officers' salaries	-	292,883
Changes in operating assets and liabilities:
Prepaid, deposits and other receivables	(103,905)	(103,905)
Accounts payable	(18,430)	47,807
Other payables and accrued expenses	65,043	78,056
NET CASH USED IN OPERATING ACTIVITIES	(806,987)	(893,967)

INVESTING ACTIVITIES:
Cash acquired from acquisition	148,148	148,148
Acquisition of property and equipment	(24,413)	(223,130)
NET CASH USED IN INVESTING ACTIVITIES	123,735	(74,982)

FINANCING ACTIVITIES:
Loan receivable	(348,484)	(597,768)
Convertible loan payable	4,045,059	4,361,496
Loans from owner and officers	502,908	523,282
Placement agent fee for convertible notes	(404,500)	(404,500)
Capital Contribution	-	221,144
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,794,983	4,103,654

EFFECT OF EXCHANGE RATE ON CASH	(2,819)	(7,507)

INCREASE (DECREASE) IN CASH	3,108,912	3,127,198

CASH - BEGINNING OF PERIOD	18,286	-

CASH - END OF PERIOD	$3,127,198	$3,127,198

See notes to financial statements

Notes to Consolidated Financial Statements
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 8K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the result to be expected for the full year.

2. GENERAL

(1) All references to the “MoqiZone Group” refers collectively to MobiZone Holdings Limited, a Hong Kong corporation (“MobiZone Hong Kong”), MoqiZone Holdings Limited, a Cayman Island corporation (“MoqiZone Cayman”),MoqiZone (Shanghai) Information Technology Company Limited (“Shanghai MoqiZone”), a corporation organized under the laws of the People’s Republic of China (“China” or the “PRC”), a wholly foreign owned enterprise or “WFOE,” and a wholly-owned subsidiary of MobiZone Hong Kong, and Shenzhen Mellow Information Technology Company Limited (“SZ Mellow”), a domestic owned corporation organized under the laws of the PRC.

(2) All references to “we,’’ ‘‘us,’’ ‘‘our’’ refers collectively to Trestle Holdings, Inc. (“Trestle” or the “Company”) and its direct and indirect subsidiaries including MobiZone Hong Kong, MoqiZone Cayman and Shanghai MoqiZone as at the date of this report.

3. REORGANIZATION AND FINANCING

Name Change

Our Board of Directors, by written consent dated as of July 16, 2009, approved changing our corporate name from “Trestle Holdings, Inc.” to “MoqiZone Holding Corporation” effective upon filing with the Secretary of State which filing has not yet occurred. Management believes that changing our name to MoqiZone Holding Corporation will bring us greater exposure and name recognition because the new name will more accurately describe our business.

The Share Exchange Agreement

On March 15, 2009, we entered into a Share Exchange Agreement with MoqiZone Cayman, Cheung Chor Kiu Lawrence, the principal shareholder of MoqiZone Cayman (“Cheung”), and MKM Capital Opportunity Fund Ltd. (“MKM”), our principal stockholder (the “Agreement”). MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MobiZone Hong Kong and MobiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone. On June 1, 2009, pursuant to the Agreement, and as a result of MoqiZone Hong Kong’s receipt of $4,345,000 in gross proceeds from the financing described below, we acquired all of the issued and outstanding capital stock of MoqiZone Cayman in exchange for the issuance to Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our sought to be created Series B convertible preferred stock. Following the reverse stock split described below, such Series B Preferred Stock shall automatically (and without any action on the part of the holders) convert (on the basis of 1,000 shares of common stock for each share of Series B Preferred Stock) into an aggregate of 10,743,000 shares of our common stock, representing approximately 95% of our issued and outstanding shares of common stock, on a fully-diluted basis, as at the time of conversion (but prior to the issuance of any other equity or equity type securities). The remaining 5% of the then outstanding shares of the Company’s common stock are publicly traded and are owned by approximately 83 shareholders of record. Until consummation of its acquisition of MoqiZone Cayman, Trestle was an inactive publicly traded Delaware corporation whose common stock is listed on the FINRA OTC Bulletin Board under the symbol “TLHO.” As a result of the Share Exchange, we will carry out the business and operations of MoqiZone Cayman. Following the closing of the share exchange, we have agreed to authorize for issuance 10,000,000 shares of Trestle preferred stock (including the Series B Preferred Stock), containing such rights, preferences and designations as the board of directors of Trestle may, from time to time designate and effect a one-for-254.5 reverse stock split to reduce the 179,115,573 outstanding shares of Trestle common stock to 703,794 shares of Trestle common stock.

All of the former MoqiZone Cayman shareholders who will receive the Trestle Series B Preferred Stock under the Trestle Share Exchange Agreement (representing 95% of the Trestle capital stock eligible to vote) have consented in writing to approve the amended and restated Trestle Certificate of Incorporation and the Trestle Reverse Stock Split. Accordingly, Trestle shareholder approval of such matters is assured. Consummation of the Reverse Stock Split is scheduled to occur as soon as practicable following the effectiveness of the Form 14C and after the passage of the requisite 10 day period after mailing the Information Statement to Trestle stockholders, but in no event later than August 31, 2009.

The MobiZone Hong Kong Financing

On June 1, 2009, we completed a private financing of $4,345,000, with 10 accredited investors (the “ June 1 Financing”), which includes $300,000 that we received in October 2008 pursuant to a Convertible Loan Agreement with two accredited investors (the “Convertible Notes”); the Convertible Notes automatically convert into the same securities issued to the investors pursuant to the June 1 Financing. The net proceeds from the June 1 Financing were approximately $3,637,000. Consummation of the June 1 Financing was a condition to the completion of the Share Exchange. The securities offered in the June 1 Financing was sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, MoqiZone Cayman, Cheung, MKM and each of the purchasers thereto (the “Investors”). Pursuant to the Purchase Agreement, we issued a total of approximately 435 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of the Company at an exercise price of $3.00 per share. The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 435 Units, we issued an aggregate of approximately $4,345,000 of Notes, Class A Warrants to purchase up to 1,206,945 shares of common stock and Class B Warrants to purchase up to 1,206,945 shares of common stock will be issued. The Notes were and will be issued by MobiZone Hong Kong and the Warrants will be issued by Trestle.

On August 11, 2009, we completed a private equity financing of $900,000 with 3 accredited investors (the “August 11 Financing”). Net proceeds from the August 11 Financing are approximately $800,000. Pursuant to the August 11 Financing, we issued a total of approximately 90 Units of securities each consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of  Moqizone, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Moqizone at an exercise price of $3.00 per share. The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 90 Units, we issued an aggregate of approximately $900,000 of Notes, Class A Warrants to purchase up to 250,000 shares of common stock and Class B Warrants to purchase up to 250,000 shares of common stock will be issued. All of the securities issued in the August 11 Financing contain the same terms and conditions as the securities issued to the investors of the June 1 Financing (the “August 11 Financing” and together with the June 1 Financing, the “Financing”).

Once the Reverse Split is effective, each $1,000 principal amount of Notes will be automatically cancelled and exchanged for one share of Series A Preferred Stock. Since we sold a total of 524.5 Units, upon exchange of the Notes, a total of 5,245 shares of Series A Preferred Stock shall be issued, which shall be convertible into an aggregate of 2,913,889 shares of common stock, subject to anti-dilution and other adjustments as provided in the Series A Preferred Stock Certificate of Designations.

As stated above, all of the former MoqiZone Cayman shareholders who will receive the Trestle Series B Preferred Stock have consented in writing to approve the Trestle Reverse Stock Split. Accordingly, Trestle shareholder approval of such matters is assured. Absent any comments from the Securities and Exchange Commission regarding this Information Statement, we expect these corporate actions to become effective on the 10th day after the filing date of the Form 14C (the “Effective Date”), but in no event later than August 31, 2009.

4. BUSINESS DESCRIPTION

MobiZone Hong Kong operates a Chinese digital entertainment delivery platform company that delivers last mile connectivity to internet cafes via its proprietary MobiZone WiMax Network. On January 22, 2009, MobiZone Hong Kong and its wholly owned foreign subsidiary Shanghai MoqiZone entered into various agreements with SZ Mellow which allowed MobiZone Hong Kong to exercise control over SZ Mellow. These agreements (“Structure Portal Agreements”) may be summarized, as follows:

Exclusive Business Cooperation Agreement. Pursuant to the exclusive ten year business cooperation agreement between SZ Mellow and Shanghai MoqiZone, Shanghai MoqiZone has the exclusive right to provide to SZ Mellow comprehensive technology and consulting services related to the business of SZ Mellow. In consideration for such services, Shanghai MoqiZone is entitled to receive 100% of the net income of SZ Mellow.

Equity Pledge Agreement. Under the equity pledge agreement among SZ Mellow, the shareholders of SZ Mellow and Shanghai MoqiZone, the shareholders of SZ Mellow pledged all of their equity interests in SZ Mellow to Shanghai MoqiZone to guarantee SZ Mellow’s performance of its obligations under the exclusive business cooperation agreement. In the event that SZ Mellow were to breach its contractual obligations Shanghai MoqiZone, as pledge, will be entitled to certain rights, including the right to sell the pledged equity interests. The equity pledge agreement will expire only after SZ Mellow and its shareholders have fully performed their respective obligations under the exclusive business cooperation agreement.

Exclusive Option Agreement. Under an exclusive ten (10) year option agreement between SZ Mellow, the shareholders of SZ Mellow and Shanghai MoqiZone, the shareholders of SZ Mellow have irrevocably granted to Shanghai MoqiZone or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in SZ Mellow for RMB10 or the evaluation amount of consideration permitted by applicable PRC law. SMIT or its designated person has sole discretion to decide when to exercise the option, whether in part or in full.

Loan Agreement. Under the loan agreement dated January 22, 2009 between the shareholders of SZ Mellow and Shanghai MoqiZone, the parties confirmed that Shanghai MoqiZone has made an interest-free loan to the shareholders of SZ Mellow solely to enable the shareholders of SZ Mellow to fund the initial capitalization of SZ Mellow. The loan can be repaid only by sale of the shareholder’s equity interest in SZ Mellow to Shanghai MoqiZone. The term of the loan agreement is ten years from the date thereof.

Irrevocable Power of Attorney. The shareholders of SZ Mellow have each executed an irrevocable power of attorney to appoint Shanghai MoqiZone as their exclusive attorneys-in-fact to vote on their behalf on all SZ Mellow matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of SZ Mellow.

5. ACQUISITION

On January 22, 2009, MobiZone Hong Kong and Shanghai MoqiZone entered into a series of agreements pursuant to which they obtained a controlling interest in SZ Mellow by agreeing to contribute 11,700,00 RMB to the capital of SZ Mellow which will be payable upon completion of re-financing of MobiZone Hong Kong. Mobizone Hong Kong has determined that SZ Mellow is considered a variable interest entity required to be consolidated. The transaction is being accounted for as a transaction between entities under common control, sine the equity holders of SZ Mellow are also equity holders of Mobizone. Prior period statements are not restated, as the effect is not material.

6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions

Development Stage Company
MoqiZone Group has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations. Accordingly, MoqiZone Group’s activities have been accounted for as those of a “Development Stage Enterprise”. Among the disclosures required by SFAS 7 are that the financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of inception.

Use of estimates in the preparation of financial statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Cash
MoqiZone Group maintains cash and cash equivalents with licensed financial institutions in the PRC which are not insured or otherwise protected.

Property and equipment
Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method. The Group purchased equipment and software in 2008 and 2007 and will start depreciation when they are placed in service.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Impairment of long-lived assets
Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Computer software
Purchased computer software for internal use is capitalized and amortized over its estimated useful live starting when it is placed in service.

Deferred income taxes
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation
Since MobiZone Group operates solely in the PRC, MobiZone Group’s functional currency is the Hong Kong Dollar (“HKD”) and the Renminbi. Assets and liabilities are translated into U.S. Dollars at the year end exchange rates and records the related translation adjustments as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in current operations.

Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows
Cash flows from the Group’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

7. DUE FROM/TO RELATED PARTIES

The amounts are due from/to the directors, officers of MoqiZone Group and the companies being controlled by them, are non-interest bearing and are due on demand.

8. LOAN RECEIVABLE

The loan receivable is non-interest bearing and is due on January 21, 2018.

9. CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

Note payable bearing interest at 4% per annum and due October 26, 2009.	$250,000

Note payable bearing interest at 4% per annum and due October 18, 2009.	50,000

Note payable non-interest bearing and due March 31, 2011	4,045,000

Note payable non-interest bearing and due on demand	16,496

$4,361,496

10. INCOME TAX/SALES TAX

Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gains. In addition, payment of dividends by us is not subject to withholding tax in the Cayman Islands.

Under the current Hong Kong Inland Revenue Ordinance, MobiZone Hong Kong is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. Additionally, payments of dividends by MobiZone Hong Kong to us are not subject to any Hong Kong withholding tax.

The new Enterprise Income Tax Law (or EIT Law) imposes a unified income tax rate of 25.0% on all companies established in China. Shanghai MoqiZone and SZ Mellow are subject to 25% PRC income tax. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%.

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10.0% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate). As Mobizone Hong Kong is the sole shareholder of Shanghai MoqiZone, the dividends from Shanghai MoqiZone may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China.

Our PRC companies are subject to PRC business tax. We primarily pay business tax on gross revenues generated from online game operations, rentals, service fees and license fees. Our PRC operating companies pay business tax on their gross revenues derived from online game operations at a rate ranging from 3% to 5%, and this business tax is deducted from total revenues. In addition, our PRC subsidiaries pay a 5% business tax on the gross revenues derived from their contractual arrangements with our PRC operating companies, and these taxes are primarily recorded in operating expenses in accordance with our accounting policy.

11. SUBSEQUENT EVENTS

On August 11, 2009, we completed a private equity financing of $900,000 with 3 accredited investors (the “August 11 Financing”).  Net proceeds from the August 11 Financing are approximately $800,000.  Pursuant to the August 11 Financing, we issued a total of approximately 90 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Trestle at an exercise price of $3.00 per share.  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 90 Units, we issued an aggregate of approximately $900,000 of Notes, Class A Warrants to purchase up to 250,000 shares of common stock and Class B Warrants to purchase up to 250,000 shares of common stock will be issued.   All of the securities issued in the August 11 Financing contain the same terms and conditions as the securities issued to the Investors of the June 1 Financing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Current Report on Form 8-K filed with SEC on June 3, 2009 and “Quantitative and Qualitative Disclosure about Market Risks” in this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Reorganization

Since September 2006, we were previously a non-operating public company that was seeking out suitable candidates for a business combination with a private company.  The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On March 15, 2009, we entered into a Share Exchange Agreement with MoqiZone Cayman, Cheung Chor Kiu Lawrence, the principal shareholder of MoqiZone Cayman (“Cheung”), and MKM Capital Opportunity Fund Ltd. (“MKM”), our former principal stockholder (the “Agreement”).  MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MobiZone Hong Kong and MobiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone.  On June 1, 2009, pursuant to the Agreement, and as a result of MoqiZone Hong Kong’s receipt of approximately $4,345,000 in gross proceeds from our private financing, we acquired all of the issued and outstanding capital stock of MoqiZone Cayman in exchange for the issuance to Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our sought to be created Series B convertible preferred stock.  Following the reverse stock split described below, such Series B Preferred Stock shall automatically (and without any action on the part of the holders) convert (on the basis of 1,000 shares of common stock for each share of Series B Preferred Stock) into an aggregate of 10,743,000 shares of our common stock, representing approximately 95% of our issued and outstanding shares of common stock, on a fully-diluted basis, as at the time of conversion (but prior to the issuance of any other equity or equity type securities). The remaining 5% of the then outstanding shares of the Company’s common stock are publicly traded and are owned by approximately 83 shareholders of record

Following the closing of the share exchange, we have agreed to authorize for issuance 10,000,000 shares of Trestle preferred stock (including the Series B Preferred Stock), containing such rights, preferences and designations as the board of directors of Trestle may, from time to time designate and effect a one-for-254.5 reverse stock split.

As a result of the transactions described above, we became the record and beneficial owner of 100% of the share capital of MoqiZone Cayman and therefore own 100% of the share capital of MobiZone Hong Kong and Shanghai MoqiZone indirectly.

Overview

Through our Shanghai MoqiZone subsidiary, we provide a digital entertainment delivery platform that delivers online content and games to internet cafes in China via our proprietary MoqiZone WiMax Network.  Our primary business focus is to provide content delivery to the viral online gaming market and connect game players to online content providers.  We provide “last mile” connectivity to internet cafés through our own proprietary MoqiZone WiMax Network. There are currently over 150,000 licensed internet cafés in China, each with not less than 100 personal computers, or PCs – the minimum number of computers required for an internet café license in China.  This means that not less than 15.0 million potential game players may be accessing online content and games at any point in time.

We collect cash from game players through prepaid game cards that provide cafes, game providers and ourselves with real time reporting and customer tracking, and distribute customer payments among internet cafés, online game providers and marketing promotion companies.  Subject to receipt of the maximum proceeds of this offering, our goal is to deploy our digital entertainment delivery platform in the first three targeted cities initially in China, including Beijing, Chengdu and Zhengzhou.

On October 31, 2007, the Communications Resource Management Office of the General Staff Department of Communication of the People’s Liberation Army of China, or PLA, granted to Beijing Tai Ji Tong Gong Electronic Technology Co., Ltd. (“ Tai Ji ”), an authorization (the “ PLA Authorization ”), for the exclusive use for commercial purposes throughout China of 3400-3430 MHz and 3500-3530 MHz radio frequencies belonging to the PLA.  Subject to payment of certain licensing fees, Tai Ji has agreed to authorize SZ Mellow to use the PLA Authorization exclusively in the PRC for Internet café network deployment purposes.   The Company is currently the only Chinese WiMax carrier with permitted national coverage license granted by the PLA.  The MoqiZone WiMax Network enables direct access between the internet cafes and the content providers and enables a redistribution of profits in China’s online media industry, specifically to the highly fragmented online internet cafés gaming industry.

We believe that the PLA Authorization is the only national WiMax license for the use of 3400-3430 MHz and 3500-3530 MHz radio frequencies using the WiMax technology.  As a result, under our current arrangements, and as long as the PLA Authorization granted to Tai Ji and its authorization to SZ Mellow is retained, we believe that no existing or potential competitor can foreclose our access to any market in China for Internet cafés.  Accordingly, we believe that the Company has access to the necessary business and operating licenses to deploy China’s first national WiMax network for Internet cafés.

Our key business development objectives over the next two years are to grow and expand our business penetration in Internet cafes throughout selected targeted cities in China, through the Structure Portal Arrangements.

Critical Accounting Policies and Estimates

Basis of Presentation - Development Stage Company

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in Financial Accounting Standards Board Statement No. 7 (SFAS 7").     Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of the Company’s inception.

Use of estimates in the preparation of financial statements

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

Impairment of long-lived assets.  We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

Deferred income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign currency translation.  Our reporting currency is the US dollar.  Our functional currency is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”).  The functional currency of our PRC operating entities is the Renminbi (“RMB’), and PRC is the primary economic environment in which our businesses operate. Assets and liabilities are translated into U.S. Dollars at the year end exchange rates and records the related translation adjustments as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in current operations.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

For the three months ended June 30, 2009

Three months ended June 30,	2009
Revenues	$-
Cost of revenues	$-
Gross profit	$-
Depreciation and amortization expense	$2,079
Selling, general and administrative expenses	$573,646
Other income (expense)	$(22,157)
Income taxes	$-
Net profit (Loss)	$(587,882)
Foreign adjustment	$2,118
Comprehensive income (Loss)	$(595,764)

Revenues.  Total revenues for the three months ended June 30 2009 were $0.  The Company is only in the initial stages of launching its business plan of providing “last mile” connectivity to internet cafés through our own proprietary MoqiZone WiMax Network.  Management believes that as it begins providing a digital entertainment delivery platform that delivers online content and games to internet cafes in China via our Network that revenue will be generated in the near term.  Furthermore, management believes that over the next two years as we work towards growing and expanding our business penetration in Internet cafes throughout targeted cities in China that we will experience significant revenue growth.

Selling, General and Administrative Expenses.  The Selling, General and Administrative expenses were approximately $574,000 for the three months ending June 30, 2009.  These costs were mainly attributable to the increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing. Management expects that general and administrative expenses may continue to increase as we continue to expand our operations. However, we believe that any increase will begin to be offset by our expected revenue growth.

Other expense.  Interest income was approximately nil for the three months ended June 30, 2009 and interest expense was approximately $24,000.  Additionally, losses related to of the amortization of certain placement fee associated with our convertible note financing resulted in losses of roughly $18,000 for the three months ended June 30, 2009.  Gain on foreign currency transactions was roughly $20,000 for the three months ended June 30, 2009.   As a result, other expenses for the three months ended June 30, 2009 were approximately $22,000.

Net loss.  Net loss was approximately $598,000 for the three months ended June 30, 2009.  This net loss was mainly due to the increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing.  In the near term, Management believes that our net loss may actually increase until we begin to gain traction and start producing revenue from the delivery of digital entertainment via our Network.

Foreign Currency Translation Adjustment.  Our reporting currency is the US dollar.  The functional currency of our PRC operating entities including Shanghai Moqizone and SZ Mellow is RMB.Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to a gain of roughly $2,000 at June 30, 2009.

Comprehensive Loss.  As a result of the above, the comprehensive loss, which adds the currency adjustment to Net Income, was roughly $596,000 for the three months ended June 30,, 2009.

For the Six Months Ended June 30, 2009

Six months ended June 30,	2009
Revenues	$-
Cost of revenues	$-
Gross profit	$-
Depreciation and amortization expense	$2,079
Selling, general and administrative expenses	$972,854
Other income (expense)	$(28,062)
Income taxes	$-
Net profit (Loss)	$(1,002995)
Foreign adjustment	$(2,819)
Comprehensive income (Loss)	$(1,005,814)

Revenues.  Total revenues for the six months ended June 30 2009 were $0.  The Company is only in the initial stages of launching its business plan of providing “last mile” connectivity to internet cafés through our own proprietary MoqiZone WiMax Network.  Management believes that as it begins providing a digital entertainment delivery platform that delivers online content and games to internet cafes in China via our Network that revenue will be generated in the near term.  Furthermore, management believes that over the next two years as we work towards growing and expanding our business penetration in Internet cafes throughout targeted cities in China that we will experience significant revenue growth.

Selling, General and Administrative Expenses.  The Selling, General and Administrative expenses were approximately $975,000 for the six months ending June 30, 2009.  These costs were mainly attributable to the consolidation of company operation in January 2009 and our increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing. Management expects that general and administrative expenses may continue to increase as we continue to expand our operations. However, we believe that any increase will begin to be offset by our expected revenue growth.

Other expense.  Interest income was approximately nil for the six months ended June 30, 2009 and interest expense was approximately $30,000.  Additionally, losses related to of the amortization of certain placement fee associated with our convertible note financing resulted in losses of roughly $18,000 for the six months ended June 30, 2009.  Gain on foreign currency transactions was roughly $20,000 for the six months ended June 30, 2009.   As a result, other expenses for the six months ended June 30, 2009 were approximately $28,000.

Net loss.  Net loss was approximately $1,003,000 for the six months ended June 30, 2009.  This net loss was mainly due to the mainly attributable to the consolidation of company operation in January 2009 and to the increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing.  In the near term, Management believes that our net loss may actually increase until we begin to gain traction and start producing revenue from the delivery of digital entertainment via our Network.

Foreign Currency Translation Adjustment.  Our reporting currency is the US dollar.  The functional currency orf our PRC operating entities including Shanghai Moqizone and SZ Mellow is RMB. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to a loss of roughly $3,000 for the six months ended June 30, 2009.

Comprehensive Loss.  As a result of the above, the comprehensive loss, which adds the currency adjustment to Net Income, was roughly $1,005,000 for the six months ended June 30,, 2009.

Liquidity and Financial Resources

At June 30, 2009,we had a cash balance of approximately $3,127,000.  On June 1, 2009, we completed a private financing of $ 4,345,000, with 10 accredited investors (the “Financing”), which includes $300,000 that we received in October 2008 pursuant to a Convertible Loan Agreement with two accredited investors (the “Convertible Notes”); the Convertible Notes automatically convert into the same securities issued to the investors pursuant to the Financing.  The net proceeds from the Financing were approximately $3,637,000.  Pursuant to the Purchase Agreement, we issued a total of approximately 435 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Trestle at an exercise price of $3.00 per share.  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 435 Units, we issued an aggregate of approximately $4,345,000 of Notes, Class A Warrants to purchase up to 1,206,948 shares of common stock and Class B Warrants to purchase up to 1,206,948 shares of common stock will be issued.  These warrants, which if fully exercised, could have raised approximately an additional $6,600,000

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, and expansion of our personnel and the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The functional currency of our Company and MoqiZone Cayman is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary, Mobizone Holdings Limited, is Hong Kong dollars (“HK$”).  The functional currency of our Company’s PRC operating entities is the Renminbi (”RMB”), and PRC is the primary economic environment in which we operate. The value of stockholders’ investment in our stock will be affected by the foreign exchange rate between US$, HK$ and RMB. To the extent we hold assets denominated in U.S. dollars any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of stockholders’ investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.  To the extent we hold assets denominated in HK$ any appreciation of the RMB against the HK$ could result in a change to our statement of operations and a reduction in the value of our HK$ denominated assets. On the other hand, a decline in the value of RMB against the HK$ could reduce the HK$ equivalent amounts of our financial results, the value of stockholders’ investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock. The currency exchange rate of HK$ and US dollar is fixed at approximately US$1 to HK$7.75 to HK$7.85 under the Linked Exchange Rate Policy implemented by the Hong Kong SAR Government since 1983.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the foreign exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on our business to date.

Currency Exchange Fluctuations

We believe that, once we achieve revenues, that all of our revenues will be denominated in RMB, as are expenses. The value of the RMB-to-US$ and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RRMB to US$ had generally been stable and the RMB had appreciated slightly against the US$. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the US$. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the US$. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. We have never engaged in currency hedging operations and have no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

•
Our business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in our business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

•
Although we have yet to achieve any revenues, we anticipate that our revenues will be derived from the PRC. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

•	If we are unable to derive any revenues from the PRC, it would have a significant, financially disruptive effect on our normal operations.

Seasonality and Quarterly Fluctuations

We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our quarterly operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new games or update to existing games by us or our competitors; technical difficulties, system downtime or Internet failures; seasonality of the online game market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the online game and China market.

As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue (if any in the future) and earnings per share guidance is our best estimate at the time guidance is provided. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our shares could decline.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2009, we completed a private financing of $4,345,000, with 10 accredited investors, which includes $300,000 that we received in October 2008 pursuant to a Convertible Loan Agreement with two accredited investors (the “Convertible Notes”); the Convertible Notes automatically convert into the same securities issued to the investors pursuant to the June 1 Financing.  The net proceeds from the June 1 Financing were approximately $3,637,000.   The securities offered in this Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, MoqiZone Cayman, Lawrence Cheung, MKM Capital Opportunity Fund Ltd. and each of the purchasers thereto (the “Investors”).  Pursuant to the Purchase Agreement, we issued a total of approximately 435 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Trestle at an exercise price of $3.00 per share.  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 435 Units, we issued an aggregate of approximately $4,345,000 of Notes, Class A Warrants to purchase up to 1,206,948 shares of common stock and Class B Warrants to purchase up to 1,206,948 shares of common stock will be issued.

In connection with the Financings, we granted warrants to purchase up to 582,779 warrants to purchase up to 582,779 shares of our common stock to TriPoint Global Equities, LLC, the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors and included in the Units

Following our one-for-254.5 reverse stock split (the “Reverse Stock Split”), which shall be effective upon the effectiveness of the Information Statement on Schedule 14C that we hope to mail to our shareholders on or about August 25, 2009, the Notes from the Financings will be automatically cancelled and exchanged for a total of 2,913,890 shares of Series A Preferred Stock, which are convertible into an aggregate of 2,913,890 shares of common stock.

For a more complete description of the terms of the Notes, the Class A Warrants, Class B Warrants, and the Series A Preferred Stock, please see the section entitled  “Description of Securities ” in our June 1, 2009 Current Report on Form 8-K.

The Financings were consummated pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

ITEM 6.                EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESTLE HOLDINGS, INC.

Date: August 14, 2009	/s/ Cheung Chor Kiu Lawrence
Name: Cheung Chor Kiu Lawrence
Title: Chief Executive Officer
And Acting Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1
Third Amended and Restated Articles of Incorporation of the Company dated November 2, 2006 (incorporated herein by reference to Exhibit 3.1 of Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006)

3.2	Amendment to the Third Amended and Restated Articles of Incorporation of the Company dated August 17, 2007 (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated August 17, 2007)

3.1	By-laws of the Company (incorporated herein by reference to Appendix C of Company's definitive Proxy Statement dated May 30, 2002)

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.