Form 10-Q
period 2009-09-30
MOQIZONE HOLDING Corp
filed 2009-11-16
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-23000

MoqiZone Holding Corporation.
(Exact name of registrant issuer as specified in its charter)

Delaware	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7A-D Hong Kong Industrial Building
444-452 Des Voeux Road West,
Hong Kong,
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code  +852 3443 4383

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
Large Accelerated Filer Accelerated Filer  Non-accelerated Filer Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2009
Common Stock, $.001 par value	11,446,794

MOQIZONE HOLDING CORPORATION.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 and 2008 and from inception through September 30, 2009	4

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and from inception through September 30, 2009	5

Unaudited notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission Of Matters To A Vote Of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

MOQIZONE HOLDING CORPORATION.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
Current assets:
Cash	$1,502,713	$18,286
Prepayments, deposits and other receivables	728,741	-
Total current assets	2,231,454	18,286

Other assets:
Property, plant and equipment, net	513,536	198,717
Loan receivable	-	249,284
Due from related parties	67,015	-

Total other assets	580,551	448,001

Total assets	$2,812,005	$466,287

Current liabilities:
Accounts payable	$48,769	$66,237
Other payables and accruals	456,008	13,013
Accrued directors' fees	984,685	771,420
Warrant liability	18,919,624	-
Convertible loan payable	16,437	316,437
Due to related parties	73	20,374
Total current liabilities	20,425,596	1,187,481

Stockholders’ deficiency
Common stock, 1,500,000,000 share authorized, 11,446,794 issued and outstanding at September 30, 2009, par value $0.001	11,447	-
Series A preferred stock. 10,000,000 shares authorized, 4,945 issued and outstanding at September 30, 2009	5	-
Additional paid in capital	-	514,027
Pre consolidation loss of VIE	(424,078)	-
Deficit accumulated during development stage	(17,195,301)	(1,230,533)
	(17,607,927)	(716,506)
Accumulated other comprehensive loss - foreign exchange adjustment	(5,664)	(4,688)
Total stockholders' deficiency	(17,613,591)	(721,194)

Total liabilities and stockholders' deficiency	$2,812,005	$466,287

See notes to financial statements

MOQIZONE HOLDING CORPORATION.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION (AUGUST 29, 2007)TO SEPTEMBER 30,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
Depreciation and amortization expense	3,476	-	5,554	-	5,554
Selling, general and administrative expenses	$888,486	19,788	1,861,341	59,364	3,091,566
LOSS FROM OPERATIONS	(891,962)	(19,788)	(1,866,895)	(59,364)	(3,097,120)

OTHER INCOME (EXPENSES):
Interest income	119	79	331	238	588
Interest expense	(100,524)	-	(130,867)	-	(130,867)
Change in fair value of warrants	(13,472,049)		(13,472,049)		(13,472,049)
Amortization of placement fees of convertible notes	(476,621)	-	(495,007)	-	(495,007)
Gain on foreign currency transactions	(20,736)	848	(281)	2,544	(846)
TOTAL OTHER INCOME (EXPENSES)	(14,069,811)	927	(14,097,873)	2,782	(14,098,181)

NET LOSS	(14,961,773)	(18,861)	(15,964,768)	(56,582)	(17,195,301)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,843	(46)	(976)	(138)	(5,664)
COMPREHENSIVE LOSS	$(14,959,930)	$(18,907)	$(15,965,744)	$(56,720)	$(17,200,965)
Net loss per common share – basic and diluted	(3.56)	(0.03)	(8.47)	(0.08)	(15.28)
Weighted average shares outstanding	4,206,946	703,794	1,884,343	703,794	1,125,088

See notes to financial statements

MOQIZONE HOLDING CORPORATION.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

OPERATING ACTIVITIES:	NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION (AUGUST 29,2007) TO SEPTEMBER 30,
	2009	2008	2009
Net loss	$(15,964,768)	$(56,582)	$(17,195,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,554	-	5,554
Interest expenses on convertible loan	130,867	-	136,904
Amortization of placement fees of convertible notes	494,500	-	494,500
Accrued Directors’ fees	213,265	-	984,685
Capital issued for directors' fees and officers' salaries	-	31,939	292,883
Changes in fair value of warrant	13,472,049		13,472,049
Prepaid, deposits and other receivables	(728,741)	11,840	(728,741)
Accounts payable	(18,314)	(1,323)	47,923
Other payables and accrued expenses	(266,434)	-	(259,458)
NET CASH USED IN OPERATING ACTIVITIES	(2,662,022)	(14,126)	(2,749,002)

INVESTING ACTIVITIES:
Cash acquired from acquisition	148,148	-	148,148
Acquisition of property and equipment	(293,480)	(160,660)	(492,197)
NET CASH USED IN INVESTING ACTIVITIES	(145,332)	(160,660)	(344,049)

FINANCING ACTIVITIES:
Loan receivable	249,284	(39,579)	-
Convertible loan payable	4,645,000	-	4,961,437
Loans from owner and officers	(87,317)	-	(66,943)
Payment of interest expense	(19,737)	-	(19,737)
Placement agent fee for convertible notes	(494,500)	-	(494,500)
Capital Contribution	-	165,625	221,144
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,292,730	126,046	4,601,401

EFFECT OF EXCHANGE RATE ON CASH	(949)	(138)	(5,637)

INCREASE (DECREASE) IN CASH	1,484,427	(48,878)	1,502,713

CASH - BEGINNING OF PERIOD	18,286	49,100	-

CASH - END OF PERIOD	$1,502,713	$222	$1,502,713

SUPPLEMENT DISCLOSURE OF NON-CASH TRANSACTION
Warrant liability incurred in connection with conversion of convertible note	(18,919,624)		(18,919,624)

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

2.  GENERAL

(1) All reference to “MoqiZone” refers to MoqiZone Holding Corporation.

(2) All references to the “MoqiZone Group” refers collectively to MobiZone Holdings Limited, a Hong Kong corporation (“MobiZone Hong Kong”), MoqiZone Holdings Limited, a Cayman Island corporation (“MoqiZone Cayman”), MoqiZone (Shanghai) Information Technology Company Limited (“Shanghai MoqiZone”), a corporation organized under the laws of the People’s Republic of China (“China” or the “PRC”), a wholly foreign owned enterprise or “WFOE,” and a wholly-owned subsidiary of MobiZone Hong Kong, Shenzhen Alar Technology Company Limited (“Shenzhen Alar”); a domestic company incorporated under the laws of the PRC.

(3) All references to “we’’, ‘‘us’’, and ‘‘our’’ refers collectively to MoqiZone Holding Corporation and its direct and indirect subsidiaries including MobiZone Hong Kong, MoqiZone Cayman and Shanghai MoqiZone as at the date of this report.
3.  REORGANIZATION AND FINANCING

Name Change

Our Board of Directors, by written consent dated as of July 16, 2009, approved changing our corporate name from “Trestle Holdings, Inc.” to “MoqiZone Holding Corporation” effective upon filing with the Secretary of State which filing occurred on July 24, 2009.  Management believes that changing our name to MoqiZone Holding Corporation will bring us greater exposure and name recognition because the new name will more accurately describe our business.

The Share Exchange Agreement

On March 15, 2009, we entered into a Share Exchange Agreement with MoqiZone Cayman, Cheung Chor Kiu Lawrence, the principal shareholder of MoqiZone Cayman (“Cheung”), and MKM Capital Opportunity Fund Ltd.  (“MKM”), our principal stockholder (the “Agreement”).  MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MobiZone Hong Kong and MobiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone.  On June 1, 2009, pursuant to the Agreement, and as a result of MoqiZone Hong Kong’s receipt of $4,345,000 in gross proceeds from the financing described below, we acquired all of the issued and outstanding capital stock of MoqiZone Cayman in exchange for the issuance to Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our sought to be created Series B convertible preferred stock.  Following the reverse stock split described below, such Series B Preferred Stock shall automatically (and without any action on the part of the holders) convert (on the basis of 1,000 shares of common stock for each share of Series B Preferred Stock) into an aggregate of 10,743,000 shares of our common stock, representing approximately 95% of our issued and outstanding shares of common stock, on a fully-diluted basis, as at the time of conversion (but prior to the issuance of any other equity or equity type securities).  The remaining 5% of the then outstanding shares of the Company’s common stock are publicly traded and are owned by approximately 83 shareholders of record.  Until consummation of its acquisition of MoqiZone Cayman, Trestle was an inactive publicly traded Delaware corporation whose common stock is listed on the FINRA OTC Bulletin Board under the symbol “TLHO.” As a result of the Share Exchange, we will carry out the business and operations of the MoqiZone Group.  Following the closing of the share exchange, we agreed to authorize for issuance 10,000,000 shares of Trestle preferred stock (including the Series B Preferred Stock), containing such rights, preferences and designations as the board of directors of Trestle may, from time to time designate and effect a one-for-254.5 reverse stock split to reduce the 179,115,573 outstanding shares of Trestle common stock to 703,794 shares of Trestle common stock.

The reverse stock split became effective on August 31, 2009 and left us with 703,976 shares of common stock issued and outstanding.  Additionally, as of August 28, 2009, our corporate name changed to MoqiZone Holding Corporation and our authorized capital increased by 10,000,000 shares of preferred stock.  Pursuant to the additional financings we closed in August 2009 and the authority vested in our Board of Directors, we also filed a certificate of designation of Series A preferred stock and certificate of designation of Series B preferred stock with Delaware’s Secretary of State to designate 15,000 of the 15,000,000 shares of preferred stock as Series A preferred stock and 10,743 of the 15,000,000 shares of preferred stock as Series B preferred stock. Our current authorized capital now consists of 40,000,000 shares of common stock, 14,974,257 shares of Blank Check preferred stock, whose terms shall be determined by the board of directors at the time of issuance, 15,000 shares of Series A preferred stock, and 10,743 shares Series B preferred stock.

The MobiZone Hong Kong Financing

On June 1, 2009, we completed a private financing of $4,345,000, with 10 accredited investors (the “June 1 Financing”), which initially included $300,000 that we received in October 2008 pursuant to a Convertible Loan Agreement with two accredited investors (the “Convertible Notes”), however, in accordance with the terms of the Convertible Notes, on August 20, 2009, the holders of the Convertible Notes elected to be repaid the principal of the Notes rather than convert the Convertible Notes into the same securities issued to the investors pursuant to the June 1 Financing. The net proceeds from the June 1 Financing were approximately $3,337,000 after taking into account the fees and expenses of the Offering as well as the repayment of the Convertible Notes.  Consummation of the June 1 Financing was a condition to the completion of the Share Exchange.  The securities offered in the June 1 Financing was sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, MoqiZone Cayman, Cheung, MKM and each of the purchasers thereto (the “Investors”).  Pursuant to the Purchase Agreement, we issued a total of approximately 405 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,771 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,771 shares of common stock of the Company at an exercise price of $3.00 per share.  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.  Pursuant to the sale of approximately 405 Units, we issued an aggregate of approximately $4,045,000 of Notes, Class A Warrants to purchase up to 1,123,611 shares of common stock and Class B Warrants to purchase up to 1,123,611 shares of common stock will be issued.  The Notes were and will be issued by MobiZone Hong Kong and the Warrants will be issued by Trestle (now Moqizone Holding Corporation).

On August 11, 2009, we completed a further private equity financing of $900,000 with 3 accredited investors (the “August 11 Financing”).  Net proceeds from the August 11 Financing are approximately $800,000.  Pursuant to the August 11 Financing, we issued a total of approximately 90 Units of securities each consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Moqizone, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Moqizone at an exercise price of $3.00 per share.  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.  Pursuant to the sale of approximately 90 Units, we issued an aggregate of approximately $900,000 of Notes, Class A Warrants to purchase up to 250,000 shares of common stock and Class B Warrants to purchase up to 250,000 shares of common stock will be issued.  All of the securities issued in the August 11 Financing contain the same terms and conditions as the securities issued to the investors of the June 1 Financing (the “August 11 Financing”; and together with the June 1 Financing, the “Financings”).

Upon effectiveness of the Reverse Split, each $1,000 principal amount of Notes was automatically cancelled and exchanged for one share of Series A Preferred Stock.  Since we sold a total of 494.5 Units, upon exchange of the Notes, a total of 4,945 shares of Series A Preferred Stock shall be issued, which shall be convertible into an aggregate of 2,747,223 shares of common stock, subject to anti-dilution and other adjustments as provided in the Series A Preferred Stock Certificate of Designations.

4.  BUSINESS DESCRIPTION

MobiZone Hong Kong operates a Chinese digital entertainment delivery platform company that delivers last mile connectivity to internet cafes via its proprietary MobiZone WiMax Network.  On January 22, 2009, MobiZone Hong Kong and its wholly owned foreign subsidiary Shanghai MoqiZone entered into various agreements with Shenzhen Mellow Information Technology Company Limited (“SZ Mellow”), a domestic owned corporation organized under the laws of the PRC, which allowed MobiZone Hong Kong to exercise control over SZ Mellow; however, due to disputes with SZ Mellow’s shareholders, on September 21, 2009, in accordance with the terms of our agreements with SZ Mellow, we sent out a 30 days' prior written notice to SZ Mellow stating our intention of terminating the SZ Mellow Agreements.

To continue our business and operations as planned, on September 25, 2009, our wholly owned subsidiary, Shanghai MoqiZone entered into an Exclusive Business Cooperation with Shenzhen Alar. Other ancillary agreements signed at the same time between Shanghai MoqiZone and Shenzhen Alar are the Equity Pledge Agreement, Exclusive Option Agreement, Loan Agreement, and Irrevocable Power of Attorney (collectively, the “Shenzhen Alar Agreements”). All Shenzhen Alar agreements include similar terms with the SZ Mellow Agreements that we intend to terminate. Also on September 25, 2009, Beijing Tai Ji Tong Gong Electronic Technology Company Limited (“Tai Ji”) agreed to grant a WiMax sub-license to Shenzhen Alar for the use of 3400-3430 MHz and 3500-3530 MHz radio frequencies belonging to People’s Liberation Army of China (“PLA”) exclusively for the building out of an internet café proprietary wireless network throughout China.  Tai Ji has informed us that it will terminate its current sub-license with SZ Mellow.  As a result of the Shenzhen Alar Agreements between Shanghai MoqiZone andShenzhen Alar, we do not anticipate any significant interruption in our business or operations as a result of our terminating the agreements with SZ Mellow.

Neither we, nor our subsidiary Shanghai MoqiZone owns any equity interests in Shenzhen Alar. Our business relationship with Shenzhen Alar is based on contractual arrangements that we call “Sina Structure Portal Arrangement” agreements.   These agreements are summarized below.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive ten year business cooperation agreement between Shenzhen Alar and Shanghai MoqiZone, Shanghai MoqiZone has the exclusive right to provide to Shenzhen Alar comprehensive technology and consulting services related to the business of Shenzhen Alar. In consideration for such services, Shanghai MoqiZone is entitled to receive 100% of the net income of Shenzhen Alar.

Equity Pledge Agreement. Under the equity pledge agreement among  Shenzhen Alar, the shareholders of Shenzhen Alar and Shanghai MoqiZone, the shareholders of Shenzhen Alar pledged all of their equity interests in Shenzhen Alar to Shanghai MoqiZone to guarantee Shenzhen Alar’s performance of its obligations under the exclusive business cooperation agreement. In the event that Shenzhen Alar were to breach its contractual obligations, Shanghai MoqiZone, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The equity pledge agreement will expire only after Shenzhen Alar and its shareholders have fully performed their respective obligations under the exclusive business cooperation agreement.

Exclusive Option Agreement. Under an exclusive ten (10) year option agreement between Shenzhen Alar, the shareholders of Shenzhen Alar and Shanghai MoqiZone, the shareholders of Shenzhen Alar have irrevocably granted to Shanghai MoqiZone or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Shenzhen Alar for RMB10 or the evaluation amount of consideration permitted by applicable PRC law. Shanghai MoqiZone or its designated person has sole discretion to decide when to exercise the option, whether in part or in full.

Loan Agreement. Under the loan agreement between the shareholders of Shenzhen Alar and MobiZone Hong Kong, MobiZone Hong Kong has agreed to make an interest-free loan to the shareholders of Shenzhen Alar solely to enable the shareholders of Shenzhen Alar to fund the operation of Shenzhen Alar. The loan can be repaid only by sale of the shareholder’s equity interest in Shenzhen Alar to MobiZone Hong Kong. The term of the loan agreement is ten years from the date thereof.

Irrevocable Power of Attorney. The shareholders of Shenzhen Alar have each executed an irrevocable power of attorney to appoint Shanghai MoqiZone as their exclusive attorneys-in-fact to vote on their behalf on all Shenzhen Alar matters requiring shareholder approval. The term of each power of attorney is valid so long as such shareholder is a shareholder of Shenzhen Alar.

5.  ACQUISITION

On January 22, 2009, MobiZone Hong Kong and Shanghai MoqiZone entered into a series of agreements pursuant to which they obtained a controlling interest in SZ Mellow by agreeing to contribute RMB10,000,000 to the operating capital of SZ Mellow that will be payable upon completion of re-financing of MobiZone Hong Kong.

On July 20, 2009, Mobizone Hong Kong completed the entire contribution of RMB10,000,000.  Approximately RMB9,000,000 was applied in the operation of the MoqiZone Group, including the payment of the 2008 license fee to Tai Ji and the purchase of WiMax equipment. As a result, there are still approximately RMB1,000,000 held by SZ Mellow. We are currently seeking China legal advice and considering taking legal action against the shareholders of SZ Mellows for the return of those funds.

To avoid any interruption in Moqizone Group’s business, on September 25 2009, MobiZone Hong Kong and Shanghai MoqiZone entered into the Shenzhen Alar Agreements. As in the case of the agreements with SZ Mellow, neither we, nor our subsidiary Shanghai MoqiZone owns any direct equity interests in Shenzhen Alar.  Our business relationship with Shenzhen Alar is based on contractual arrangements.  MobiZone Hong Kong has determined that Shenzhen Alar is considered a variable interest entity required to be consolidated.  The transaction is being accounted for as a transaction between entities under common control, sine the equity holders of Shenzhen Alar are also equity holders of MobiZone.  Prior period statements are not restated, as the effect is not material.

Up to November 15, 2009, MobiZone Hong Kong has advanced approximately RMB3,170,000 to the shareholders of Shenzhen Alar and the shareholders have contributed all money to Shenzhen Alar for the operation of the MoqiZone Group, including the payment of 2009 license fees to Tai Ji.

6.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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
MoqiZone Group has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, MoqiZone Group’s activities have been accounted for as those of a “Development Stage Enterprise.”  Among the disclosures required are that the financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of inception.
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

Cash
MoqiZone Group maintains cash and cash equivalents with licensed financial institutions in Hong Kong and the PRC which are not insured or otherwise have only limited protection.

Property and equipment
Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.  The Group has purchased equipment and software in 2009, 2008 and 2007 and will start depreciation when they are placed in service.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Derivative Financial Instruments
In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.
Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value.  When available, quoted market prices are used in determining fair value.  However, if quoted market prices are not available, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments we held were not designated as hedges.

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

Deferred income taxes
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Current accounting standards require recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
Currency translation
Since MobiZone Group operates solely in Hong Kong and the PRC, MobiZone Group’s functional currency is the Hong Kong Dollar (“HKD”) and the Renminbi (“RMB”).  Assets and liabilities are translated into U.S.  Dollars at the exchange rates at the end of each reporting period and records the related translation adjustments as a component of other comprehensive income (loss).  Revenue and expenses are translated using average exchange rates prevailing during the period.  Foreign currency transaction gains and losses are included in current operations.

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

8.  LOAN RECEIVABLE

The loan receivable is non-interest bearing and has been received in 2009..

9.  CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

Note payable non-interest bearing and due on demand	$16,437

$16,437

10.  CONVERSION OF CONVERTIBLE NOTES

Upon effectiveness of the Reverse Split on August 31, 2009, each $1,000 principal amount of Notes (see Note 3 – Reorganization and Financing – The MobiZone Hong Kong Financing) was automatically cancelled and exchanged for one share of Series A Preferred Stock.  Since we sold a total of 494.5 Units, upon exchange of the Notes, a total of 4,945 shares of Series A Preferred Stock were issued, which shall be convertible into an aggregate of 2,747,223 shares of common stock, subject to anti-dilution and other adjustments as provided in the Series A Preferred Stock Certificate of Designations.

We raised a total of $4,945,000 from 11 accredited investors from the Financings after repayment of the Convertible Notes.  As a result of the Financings, we issued a total of approximately 494.5 Units of securities each consisting of (a) the Notes, (b) the Class A Warrants, and (c) the Class B Warrants.  Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately $4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock will be issued.  The net proceeds from the Financings are to be used for working capital and general corporate purposes.  We are obligated to file a registration statement within 150 days of the second closing, providing for the resale of the shares of common stock underlying the securities issued pursuant to the Financings.

In connection with the June 1 Financing and August 11 Financing, we granted warrants to purchase up to 582,779 shares of common stock respectively to Tripoint Global Equities, LLC, the placement agent or its designees.  These warrants have the same terms as the warrants issued to Investors and included in the Units.  The placement agent received a total of 582,779 warrants to purchase up to 582,779 shares of our common stock from the Financing. These warrants have the same terms as the warrants issued to Investors and included in the Units.

For a more complete description of the terms of the Notes, the Class A Warrants, Class B Warrants, and the Series A Preferred Stock, please see the section entitled “Description of Securities” in our June 1, 2009 Current Report on Form 8-K.

Following the Reverse Stock Split and the automatic conversion of the Series B preferred stock issued under the Share Exchange Agreement to the MoqiZone Cayman shareholders into Series B Conversion Shares:

●	all of the issued and outstanding Notes have been, by their terms be deemed cancelled;

●
all interest accrued on the Notes (at the rate of 8% per annum) from the date of issuance to the date of cancellation will be paid, at the Company’s option, in cash or in a shares of Trestle common stock valued at $1.80 per share;

●
each $1,000 principal amount of cancelled MobiZone Hong Kong Note has been exchanged for one share of Series A Preferred Stock, $0.001 par value per share.  The Series A Preferred Stock (i) will have a liquidation value of $1,000 per share, (ii) vote, together with the Trestle common stock, on an “as converted basis”, and (iii) be convertible, at any time after issuance, at the option of the holder, into shares of Trestle common stock at a conversion price of $1.80 per share, subject to customary adjustments, including weighted average anti-dilution protection.

Pursuant to the terms of the Financing, Moqizone has agreed to cause (i) the maximum number of shares of Moqizone common stock issuable upon conversion of all shares of Series A Preferred Stock and (ii) the maximum number of Class A Warrant Shares and Class B Warrant Shares to be registered for resale under the Securities Act of 1933, as amended, pursuant to a registration rights agreement, which provides inter alia that Moqizone shall file a registration statement for the Registrable Shares within 30 days after the completion of the Reverse Stock Split and cause the registration statement to become effective within 150 days after the completion of the Reverse Stock Split or 180 days in the event of a full review by the SEC.  If Moqizone does not comply with the foregoing obligations under the registration rights agreement, it will be required to pay cash liquidated damages to Investors, at the rate of 2% of the $10,000 offering price of each Unit sold in the offering ($200.00) for each 30 day period after the Registration Date that such Registrable Shares have not be registered for resale under the Securities Act of 1933, as amended; provided that, such liquidated damages shall not exceed $1,000 per Unit sold in the offering (a minimum of $400,000 and a maximum of $800,000); provided, however, that such liquidated damages shall not apply to any Registrable Shares that are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act of 1933, as amended

In addition, in the event the Company’s revenues for the year ending December 31, 2010 shall equal or exceed $21,560,000, the management shareholders of MoqiZone Cayman shall be issued warrants to purchase up to 900,000 additional shares of the Company’s common stock at an exercise price of $1.80 per share, exercisable for a period of three years.  Further, the Company intends to establish a stock incentive plan which authorizes the issuance of up to 1,500,000 additional shares of common stock, as authorized by a compensation committee of the board of directors.

Under the terms of the Share Exchange Agreement, all of the shareholders of MoqiZone Cayman who are members of our senior management have deposited in an escrow account an aggregate of 900 shares of the Series B Preferred Stock (which were automatically converted into 900,000 shares of Trestle common stock).  These shares (the “Performance Shares”) will be delivered to the management group shareholders only in the event that the Company achieves certain performance targets over the twelve consecutive months commencing July 1, 2009 and ending June 30, 2010 (the “Measuring Period”).  If $6,000,000 or more raised in the Financing, then: (i) in the event that we realize at least $19,171,000 of reported revenues by the end of the twelve month Measuring Period, all of the Performance Shares will be released to the management group, and (ii) in the event that less than $19,171,000 of reported revenues are realized by the end of the twelve month Measuring Period, a pro-rata portion of the Performance Shares shall be distributed to the purchasers of the Units offered hereby, based upon 0.2347 Performance Shares for each USD $1.00 that the actual revenues achieved by the end of the Measuring Period shall be less than the $19,171,000 Target Revenue, or 45,000 Performance Shares for each 1% of $19,171,000 ($191,710) by which the actual revenues shall be less than the Target Revenue. If less than $6,000,000 is raised in the Financing, then: (i) in the event that we realize at least $10,450,000 (the “Lower Target Revenue”) in reported revenues by the end of the twelve month Measuring Period, all of the Performance Shares will be released to the management group and (ii) in the event that less than $10,450,000 of reported revenues are realized by the end of the twelve month Measuring Period, a pro-rata portion of the Performance Shares shall be distributed to the purchasers of the Units offered hereby, based upon 0.4306 Performance Shares for each USD $1.00 that the actual revenues achieved by the end of the Measuring Period shall be less than the Lower Target Revenue, or 45,000 Performance Shares for each 1% of $10,450,000 ($104,500) by which the actual revenues shall be less than the Lower Target Revenue. As we only raised $5,245,000 which is less than $6,000,000 from our Financings, the Lower Target Revenue scenario will be applicable.

Any Performance Shares distributable from the escrow will be made within ten business days after the final calculations with respect to the distribution of the Performance Shares are made, and will be distributed to investors in the MoqiZone Hong Kong financing on a pro-rata basis by which the amount of securities purchased by each investor bears to the total amount of securities sold. Performance Shares not distributed to investors will be returned to the management group at the end of the Measuring Period.

The Performance Warrants

Certain of the members of our senior management will be, under the terms of the Share Exchange Agreement, entitled to receive three year warrants to purchase 900,000 shares of Trestle common stock, exercisable at $1.80 per share (the “Performance Warrants”) in the event that our audited net income as of the date that is 24 months after the Final Closing of the Financings shall equal or exceed $21,560,000, assuming that we complete this Offering with the sale of at least 600 Units for $6,000,000.  If however, we complete the Offering for an aggregate amount less than $6,000,000, than such persons shall only be entitled to receive the Performance Warrants in the event that our audited net income as of the date that is 24 months after the Final Closing of the Financing equals or exceeds $5,000,000.

11.  WARRANT LIABILITY

As described in Note 10 (Conversion of Convertible Notes), we issued a total of approximately 494.5 Units of securities each consisting of (a) the Notes, (b) the Class A Warrants, and (c) the Class B Warrants.  Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately $4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock will be issued.  The Class A warrants have an exercise price of $2.50 per share with a three year term and the Class B warrants have an exercise price of $3.00 per share with a three year term.

In connection with the June 1 Financing and August 11 Financing, we granted warrants to purchase up to 582,779 shares of common stock respectively to Tripoint Global Equities, LLC, the placement agent or its designees.  These warrants have the same terms as the warrants issued to Investors and included in the Units and have exercise prices of between $1.80 and $3.00 per share.

The Class A, Class B and Placement Agent warrants (“Warrants”) have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.

Fair Value

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the Warrants and Series A preferred stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.

Accounting for Warrants

The Warrants are entitled to a price adjustment provision that allows the price of the Warrants to be reduced in the event the Company issues any additional shares of common stock at a price per share less than the then-applicable warrant price, The Company determined that the Warrants meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging “ASC Topic 815”). In determining whether the Warrants were eligible for a scope exception from ASC Topic 815, the Company considered the provisions of ASC Topic 815-40 (Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). The Company determined that the Warrants do not meet a scope exception because they are not deemed indexed to the Company’s own stock.   Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

Warrant Liability

The warrants that each investor received as a result of our Financing and conversion of the convertible notes (see Note 10 for additional details) contained a down round protection if the company sell or issue shares at a price per share less that the then-applicable warrant price.  As such and in accordance with the accounting guidelines, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value.  The Company determined the fair value of the warrants as follows as of August 31, 2009 (effective issuance date).

The Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (three years), underlying stock price of $5.09 (as at August 31, 2009 – effective date of conversion), no dividends; a risk free rate of 1.49% which equals three -year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 55.24%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of $9,968,597.

The Company performed the same calculations as of September 30, 2009, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $8.00 per share; no dividends; a risk free rate of 1.49% which equals three -year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 55.24% The resulting aggregate allocated value of the warrants as of September 30, 2009 equaled approximately $18,920,000. The change in fair value of approximately $13,472,000 was recorded for the period ended September 30, 2009.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

Accounting for Series A Preferred Stock

The Series A preferred stock has been classified as permanent equity as there was no redemption provision at the option of the holders that was within the control the Company on or after an agreed upon date. The Company evaluated the embedded conversion feature in its Series A preferred stock to determine if it was an embedded derivative requiring bifurcation.  The Company concluded that the embedded conversion feature of the Series A preferred stock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a reduction on the carrying value of the equity instrument and an increase to additional paid-in-capital.

In the case the conversion of the convertible note, the fair market value of the warrant liability exceeded the cash raised in the financings and therefore the residual value assigned to the Preferred Stock was nil.  As such, the financing was not deemed to have beneficial conversion feature and any value assigned to a beneficial conversion was deemed to be zero.

12.  REVERSE MERGER AND COMMON STOCK (RECLASSIFICATION OF STOCKHOLDERS’ EQUITY)

Pursuant to SEC Manual Item 2.6.5.4 Reverse Acquisitions, “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.”.

On March 15, 2009, Trestle Holdings, Inc. (the “Company”) entered into a Share Exchange Agreement with MoqiZone Cayman, Cheung Chor Kiu Lawrence, the principal shareholder of MoqiZone Cayman (“Cheung”), and MKM Capital Opportunity Fund Ltd. (“MKM”), our principal stockholder (the “Agreement”).  MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MobiZone Hong Kong and MobiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone.  The transaction was regarded as a reverse merger whereby MoqiZone Cayman was considered to be the accounting acquirer as it retained control of Trestle after the exchange.  Accordingly, the Company reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2008.
Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gains.  In addition, payment of dividends by us is not subject to withholding tax in the Cayman Islands.

13.  INCOME TAX/SALES TAX

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report.  Our consolidated financial statements have been prepared in accordance with U.S.  GAAP.  In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods.  The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  Our business and financial performance are subject to substantial risks and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Current Report on Form 8-K filed with SEC on September 3, 2009 and “Quantitative and Qualitative Disclosure about Market Risks” in this report.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Reorganization

Since September 2006, we were previously a non-operating public company that was seeking out suitable candidates for a business combination with a private company. The Company previously developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

On March 15, 2009, we entered into the Share Exchange Agreement with MoqiZone Cayman, Cheung and MKM; and has undergone reorganization as discussed in Item 1, Note 3 under “Reorganization and Financing” as a result of which, we became the record and beneficial owner of 100% of the share capital of MoqiZone Cayman and therefore own 100% of the share capital of MobiZone Hong Kong and Shanghai MoqiZone indirectly.

Overview

Through our Shanghai MoqiZone subsidiary, we provide a digital entertainment delivery platform that delivers online content and games to internet cafes in China via our proprietary MoqiZone WiMax Network. Our primary business focus is to provide content delivery to the viral online gaming market and connect game players to online content providers. We provide “last mile” connectivity to internet cafés through our own proprietary MoqiZone WiMax Network.  Our estimation to the market of internet cafés come from various sources including:- (a) according to the unofficial report from the Ministry of Culture, there are currently over 150,000 licensed internet cafés in China, with an average of not less than 100 personal computers, or PCs; (b) according to the unofficial report from the China Cyber Police, the total number of licenced and unlicenced internet cafés exceed 300,000; and (c) according to the Nikko Partners’ report on China’s Internet Cafés Study 2008, there are estimated 185,000 Internet cafés nationwide in China, 71,000 of which are unlicensed with approximately 22 million PC installed throughout China.

We are going to collect cash from game players through prepaid game cards that provide cafes, game providers and ourselves with real time reporting and customer tracking, and distribute customer payments among internet cafés, online game providers and marketing promotion companies. Our goal is to deploy our digital entertainment delivery platform in China. We currently have one demo site each in Beijing, Shenzhen, Guangdong Province and we are building out Chengdu and Suzhou as our pilot cities.

On October 31, 2007, the Communications Resource Management Office of the General Staff Department of Communication of the People’s Liberation Army of China, or PLA, granted to Beijing Tai Ji Tong Gong Electronic Technology Co., Ltd.  (“ Tai Ji ”), an authorization (the “ PLA Authorization ”), for the exclusive use for commercial purposes throughout China of 3400-3430 MHz and 3500-3530 MHz radio frequencies, a total of 60MHz, (“PLA Frequency”) belonging to the PLA. On September 25, 2009, Tai Ji agreed to authorize Shenzhen Alar to use the PLA Authorization exclusively in the PRC for the Internet café network deployment purpose subject to payment of certain licensing fees. For the avoidance of doubt, Tai Ji can authorize other third party to use the PLA Frequency but such authorization cannot cover the business of internet café and online games. We are currently the only Chinese WiMax carrier with permitted national coverage license granted by the PLA to deploy Internet café related wireless network. The MoqiZone WiMax Network enables direct access between the internet cafes and the content providers and enables a redistribution of profits in China’s online media industry, specifically to the highly fragmented online internet cafés gaming industry.

We believe that the PLA Authorization is the only national WiMax license for the use of 3400-3430 MHz and 3500-3530 MHz radio frequencies using the WiMax technology. There are other service providers which intend to provide WiMax infrastructure and they obtained such license from the MITT. Their services are provincial based and their bandwidths are usually restricted to 15 MHz to 30 MHz. As a result, under our current arrangements, and as long as the PLA Authorization granted to Tai Ji and its authorization to Shenzhen Alar is retained, we believe that no existing or potential competitor can foreclose our access to any market in China for Internet cafés. Accordingly, we believe that the Company has access to the necessary business and operating licenses to deploy China’s first national WiMax network for Internet cafés.

Our key business development objectives over the next two years are to grow and expand our business penetration in Internet cafes throughout selected targeted cities in China, through our subsidiaries Shanghai MoqiZone and our VIE Shenzhen Alar.

Since the completion of the Financings, we have begun our operations including the initial build out of our base stations in Suzhou and Chengdu. So far, we have one base station aiming to cover approximately over 50 internet cafés and we are setting up another base station. There will be 3 base stations in Chengdu is aiming to cover approximately over 200 internet cafes by year end. We have also official launched our flagship B2C online game platform portal www.53mq.com. 53mq.com is a digital entertainment delivery platform that delivers online content and games to internet cafes (or cafes) in China via the proprietary MoqiZone WiMax Network and we are aiming to soft-launch 15-20 games to serve our internet cafes.

Critical Accounting Policies and Estimates

Basis of Presentation - Development Stage Company

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise.  Among the disclosures required  are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of the Company’s inception.

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

Impairment of long-lived assets. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value.  An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

Deferred income taxes.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current accounting standards require recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from these estimates.

Results of Operations

For the three months ended September 30, 2009

Three months ended September 30,	2009
Revenues	$-
Cost of revenues	$-
Gross profit	$-
Depreciation and amortization expense	$3,476
Selling, general and administrative expenses	$888,486
Other income (expense)	$(14,069,811)
Income taxes	$-
Net profit (Loss)	$(14,961,773)
Foreign adjustment	$1,843
Comprehensive income (Loss)	$(14,959,930)

Revenues. Total revenues for the three months ended September 30, 2009 were $0. The Company is only in the initial stages of launching its business plan of providing “last mile” connectivity to internet cafés through our own proprietary MoqiZone WiMax Network. During the reporting period, the Company is aggregating content and building out our infrastructure. Management believes that as it begins providing a digital entertainment delivery platform that delivers online content and games to internet cafes in China via our Network that revenue will be generated in the near term. Furthermore, management believes that over the next two years as we work towards growing and expanding our business penetration in Internet cafes throughout targeted cities in China that we will experience significant revenue growth.

Selling, General and Administrative Expenses. The Selling, General and Administrative expenses were approximately $888,486 for the three months ending September 30, 2009. These costs were mainly attributable to the increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing. We  have had approximately 15 technical related staff in charge of base station build out, network deployment, game portal development, and data centre management, as well as research and development. We also have a team of approximately 5 people focusing on online games and other contents aggregation and 10 people on sales and marketing; Senior management now constitutes approximately 10 people. We have also established a branch office in Chengdu and our Shanghai office to supervise our operations in Suzhou. Management expects that general and administrative expenses may continue to increase as we continue to expand our operations.  However, we believe that any increase will begin to be offset by our expected revenue growth.

Other expense. Interest income was approximately $119 for the three months ended September 30, 2009 and interest expense was approximately $100,524. Additionally, losses related to of the amortization of certain placement fee associated with our convertible note financing resulted in losses of roughly $476,621 for the three months ended September 30, 2009. Non cash items include a charge of $4,521,000 upon conversion of convertible note and recognition of warrants, and a change in fair value of warrants of $8,951,000.Loss on foreign currency transactions was roughly $20,736 for the three months ended September 30, 2009. As a result, other expenses for the three months ended September 30, 2009 were approximately $14,069,855.

Net loss. Net loss was $14,961,773 for the three months ended September 30, 2009. This net loss was substantially due to the non cash items described in “Other expense” above. The net loss was also mainly due to the increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing and in the change in the fair value of the warrants.  In the near term, Management believes that our net loss may actually increase until we begin to gain traction and start producing revenue from the delivery of digital entertainment via our Network.

Foreign Currency Translation Adjustment. Our reporting currency is the US dollar. The functional currency of our PRC operating entities including Shanghai Moqizone and SZ Mellow is RMB.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to a gain of roughly $1,843 at September 30, 2009.

Comprehensive Loss. As a result of the above, the comprehensive loss, which adds the currency adjustment to Net Income, was roughly $14,959,974 for the three months ended September 30, 2009.

For the Nine Months Ended September 30, 2009

Nine months ended September 30, 2009
Revenues	$-
Cost of revenues	$-
Gross profit	$-
Depreciation and amortization expense	$5,554
Selling, general and administrative expenses	$1,861,341
Other income (expense)	$(14,097,917)
Income taxes	$-
Net profit (Loss)	$(15,964,768)
Foreign adjustment	$(976)
Comprehensive income (Loss)	$(15,965,744)

Revenues. Total revenues for the nine months ended September 30 2009 were $0. The Company is only in the initial stages of launching its business plan of providing “last mile” connectivity to internet cafés through our own proprietary MoqiZone WiMax Network. Management believes that as it begins providing a digital entertainment delivery platform that delivers online content and games to internet cafes in China via our Network that revenue will be generated in the near term. Furthermore, management believes that over the next two years as we work towards growing and expanding our business penetration in Internet cafes throughout targeted cities in China that we will experience significant revenue growth.

Selling, General and Administrative Expenses. The Selling, General and Administrative expenses were approximately $1,861,341 for the nine months ending September 30, 2009. These costs were mainly attributable to the consolidation of company operation in January 2009 and our increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financing.  We  have had approximately 15 technical related staff in charge of base station build out, network deployment, game portal development, and data centre management, as well as research and development. We also have a team of approximately 5 people focusing on online games and other contents aggregation and 10 people on sales and marketing; Senior management now constitutes approximately 10 people. We have also established a branch office in Chengdu and our Shanghai office to supervise our operations in Suzhou. Management expects that general and administrative expenses may continue to increase as we continue to expand our operations.  However, we believe that any increase will begin to be offset by our expected revenue growth.

Other expense. Interest income was approximately $331 for the nine months ended September 30, 2009 and interest expense was approximately $130,867. Additionally, losses related to of the amortization of certain placement fee associated with our convertible note financing resulted in losses of roughly $495,007 for the nine months ended September 30, 2009. Loss on foreign currency transactions was roughly $281 for the nine months ended September 30, 2009.  Non cash items include a charge of $4,521,000 upon conversion of convertible notes and recognition of warrants, and a change in fair value of warrants of $8,951,000.There is also a charge of $4,521,000 upon conversion of convertible notes and recognition of warrants, and a change in fair value of warrants of $8,951,000.  As a result, other expenses for the nine months ended September 30, 2009 were approximately $14,097,917.

Net loss. Net loss was  $15,964,768 for the nine months ended September 30, 2009. This net loss was substantially due to the non cash items described in “Other expense” above. The net loss was also mainly attributable to the consolidation of company operation in January 2009 and to the increase of staffing as well as legal expenses, due diligence expenses, other professional expenses in relation to the Financing and in the change in the fair value of the warrants.In the near term, Management believes that our net loss may actually increase until we begin to gain traction and start producing revenue from the delivery of digital entertainment via our Network.

Foreign Currency Translation Adjustment. Our reporting currency is the US dollar. The functional currency of our PRC operating entities including Shanghai Moqizone and SZ Mellow is RMB.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to a loss of roughly $976 for the nine months ended September 30, 2009.

Comprehensive Loss. As a result of the above, the comprehensive loss, which adds the currency adjustment to Net Income, was roughly $15,965,788 for the nine months ended September 30, 2009.

Liquidity and Financial Resources. At September 30, 2009, we had a cash balance of approximately $1,502,713. On June 1, 2009, we completed a private financing of $ 4,345,000, with 10 accredited investors (the “Financing”), which includes $300,000 that we received in October 2008 pursuant to a Convertible Loan Agreement with two accredited investors (the “Convertible Notes”); the Convertible Notes automatically convert into the same securities issued to the investors pursuant to the Financing. The net proceeds from the Financing were approximately $3,637,000. Pursuant to the Purchase Agreement, we issued a total of approximately 435 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Trestle at an exercise price of $3.00 per share. The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.  Pursuant to the sale of approximately 435 Units, we issued an aggregate of approximately $4,345,000 of Notes, Class A Warrants to purchase up to 1,206,948 shares of common stock and Class B Warrants to purchase up to 1,206,948 shares of common stock will be issued. These warrants, which if fully exercised, could have raised approximately an additional $6,600,000

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to grow our business.  Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, and expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

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

Taxation

The new Enterprise Income Tax Law (or EIT Law) imposes a unified income tax rate of 25% on all companies established in China.  Shanghai MoqiZone and SZ Mellow are subject to 25% PRC income tax.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income.  The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. In Management’s opinion, the only concentration of credit risk that exists is in cash.  All funds are deposited in major China state owned banks or HK financial institutions. Funds deposited in Hong Kong are 100% insured by the Hong Kong Government up to December 31, 2010.  We have not experienced any losses in these accounts since inception.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2009, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us other than those that have been disclosed here.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Notwithstanding the above, as set forth above, we are currently seeking China legal advice and opinion and are considering taking legal action against the shareholder of SZ Mellow for the return of remaining funds they hold pursuant to our initial objective to obtain a controlling interest in SZ Mellow.

Item 1A.  Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2009, we completed a second round of the private financing we completed on June 1, 2009.  Pursuant to the second closing, we received aggregate net proceeds of approximately $800,000 from 3 investors and issued a total of 90 Units, which contain the same securities as those issued pursuant to the June 1, 2009 financing; the terms of this second close are fully disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2009.  Our one-for-254.5 reverse stock split became effective on August 31, 2009, and as a result, as previously disclosed, the Notes from the financings were automatically cancelled and exchanged for a total of 2,913,890 shares of Series A Preferred Stock, which are convertible into an aggregate of 2,913,890 shares of common stock.

For a more complete description of the terms of the Notes, the Class A Warrants, Class B Warrants, and the Series A Preferred Stock, please see the section entitled “Description of Securities ” in the Current Report on Form 8-K that we filed on June 3, 2009.

The Financings were consummated pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S promulgated there under.

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

MOQIZONE HOLDING CORPORATION.

Date: November 16, 2009	/s/ Cheung Chor Kiu Lawrence
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