Form 10-K
period 2009-12-31
MOQIZONE HOLDING Corp
filed 2010-04-15
CIK 904350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-23000

MOQIZONE HOLDING CORPORATION
 (Exact name of registrant as specified in its charter)

DELAWARE	95-4217605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7A-D Hong Kong Industrial Building 444-452 Des Voeux Road West Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
+852 34434384

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K （§229.405 of this chapter） is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐       No   ☒

As of June 30, 2009 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,375,489.  On April 15, 2009, there were 13,667,764 shares of the Registrant’s common stock outstanding.

INDEX

PART I

Item 1.  Business

This summary highlights selected information appearing elsewhere in this Form 10-K. While this summary highlights what we consider to be the most important information about us, you should carefully read this Form 10-K in its entirety before investing in our common stock,  which we discuss later in “Risk Factors,” and our financial statements and related notes. Unless the context requires otherwise, the words the “Company” “we,” “us” and “our” refer to Moqizone Holding Corporation and our subsidiaries including MoqiZone Hong Kong, MoqiZone Cayman, Shanghai MoqiZone and SZ Alar, the word “MoqiZone” refers only to Moqizone Holding Corporation.

General Overview

Through our Shanghai MoqiZone subsidiary, we provide an online game delivery platform delivering contents of online games that are hosted by us to internet cafes which have installed Netcafe Farmer and/or our WiMAX equipment in China via our Netcafe Farmer software or our proprietary MoqiZone WiMAX Network. Our primary business focus is to provide content delivery to the viral online gaming market and connect game players to online content providers. Our MoqiZone WiMAX Network is a wireless virtual proprietary network designed to provide online game contents hosted by us to the Internet cafes which have installed our WiMAX equipment. Netcafe Farmer is an online game auto-update distribution system which enables internet cafés to automatically update the client-end gaming software with patches on a real time basis for all their personal computers or PCs in their cafes. The combination of MoqiZone WiMAX Network and Netcafe Farmer form the backbone of our distribution channel for our online games to our targeted market, which are licensed Internet cafes in cities where the internet cafés business is more developed.

Since November 2009, we have connected approximately 30 Internet cafes in Chengdu and 3 Internet cafes in Suzhou. We have not generated any revenue as of 31st December 2009, since these Internet cafes have been operating as our pilot trial sites and are not revenue producing as we are providing our WiMAX installation to the Internet cafes free of charge. Once there are a substantial number of WiMAX installed Internet cafes participating in our business, we plan to commence our charged services to the Internet cafes.

Netcafe Farmer is currently servicing approximately 700 internet cafés mainly in Henan, Hebei, Zhejiang, and Northeast of China with a nominal annual subscription fees and has also established a strong network with major content suppliers to help them to promote games in internet cafés.

Our key business development objectives over the next two years are to grow and expand our business penetration servicing Internet cafes throughout selected targeted cities in China. These business objectives will require the build out of our MoqiZone WiMAX Network, marketing Netcafe Farmer, continuous technological development of our business portals including but not limited to www.moqizone.com and www.53mq.com. Additionally, we plan to begin aggregating more online games. We will not be able to generate significant revenue until we have a basic foundation of all these components.

Our principal executive offices are located at Hong Kong and Shanghai with a branch office in Chengdu and a representative office in Beijing, and our telephone number is +852 34434383.

Our History

Moqizone Holding Corporation, formerly called Trestle Holdings, Inc., was previously a non-operating public company which was seeking out suitable candidates for a business combination with a private company.  Trestle originally developed and sold digital tissue imaging and telemedicine applications linking dispersed users and data primarily in the healthcare and pharmaceutical markets.

The common stock of MoqiZone currently trades on the OTCBB under the symbol “MOQZ.”

Acquisition of our Operating Business

On March 15, 2009, Trestle entered into a Share Exchange Agreement with MoqiZone Cayman, Mr. Lawrence Cheung, the principal shareholder of MoqiZone Cayman, and, MKM Capital Opportunity Fund Ltd., our former principal stockholder (the “Agreement”).  MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MoqiZone Hong Kong and MoqiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone.  On June 1, 2009, pursuant to the Agreement, and as a result of MoqiZone Hong Kong’s receipt of approximately $4,345,000 in gross proceeds from our private financing, Trestle became the record and beneficial owner of 100% of the share capital of MoqiZone Cayman and therefore own 100% of the share capital of MoqiZone Hong Kong directly and Shanghai MoqiZone indirectly in exchange for the issuance to Lawrence Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our Series B convertible preferred stock, which Series B preferred stock was automatically converted (on the basis of 1,000 shares of common stock for each share of Series B preferred stock) into an aggregate of 10,743,000 shares of our common stock, representing approximately 95% of our issued and outstanding shares of common stock  at the time of conversion (but prior to the conversion of any of the shares our Series A preferred stock ). The remaining 5% of the then outstanding shares of the Company’s common stock are publicly traded and are owned by approximately 83 shareholders on record (see Reverse Stock Split below at Page 3).

Pursuant to the terms of the Agreement, Eric Stoppenhagen resigned as our Interim President, effective at the time of the transaction. Additionally, each of our former directors tendered their resignation as directors on June 19, 2009, to our stockholders.  Our Board of Directors appointed Lawrence Cheung to serve as our Chief Executive Officer and director, effective June 19, 2009.  Additionally, commencing on that same date, Benjamin Chan was elected to serve as a director as well.

Recent developments

Name Change
On July 16, 2009, a majority of our shareholders, via written consent, approved changing our corporate name from “Trestle Holdings, Inc.” to “MoqiZone Holding Corporation”. In connection with our name change, we received a new trading symbol and cusipnumber.  Effective August 31, 2009, we began trading on the Over the Counter Bulletin Board under the symbol “MOQZ”; and our new cusip number is 616348108.

Preferred Stock
On July 8, 2009, a majority of our shareholders approved, via written consent, the issuance of an additional 10,000,000 shares of preferred stock with a par value of $0.001. As a result of the issuance, we have a total amount of 15,000,000 shares of preferred stock authorized.  These shares are made up of three classes:

(a)	14,974,257 shares of preferred stock (“Blank Check preferred stock”);
(b)	15,000 shares of Series A preferred stock;
(c)	10,743 shares of Series B preferred stock.

Additionally, we filed a Definitive Schedule 14C regarding the name change and increase in preferred stock on August 24, 2009 and mailed such notice to our shareholders on August 28, 2009.

The Reverse Stock Split
On July 8, 2009, a majority of our shareholders approved a one-for-254.5 reverse stock split (the “Reverse Stock Split”), via written consent. We were seeking via reverse split to reduce the number of outstanding shares of our common stock by reclassifying and converting all outstanding shares of our common stock into a proportionately fewer number of shares of common stock.  On August 31, 2009, the Reverse Stock Split occurred thereby reducing 179,115,573 shares of common stock to 703,974.  Simultaneous with the reverse split, the Series B Preferred Stock automatically converted into 10,743,000 shares of common stock.  As a result, this left us with 11,446,974 shares of common stock issued and outstanding as of August 31, 2009.

Additionally, as of August 28, 2009, our corporate name changed to MoqiZone Holding Corporation and our authorized capital increased by 10,000,000 shares of preferred stock.  Pursuant to the additional financings we closed in August 2009 and the authority vested in our Board of Directors, we also filed a certificate of designation of Series A preferred stock and certificate of designation of Series B preferred stock with Delaware’s Secretary of State to designate 15,000 of the 15,000,000 shares of preferred stock as Series A preferred stock and 10,743 of the 15,000,000 shares of preferred stock as Series B preferred stock. Upon effectiveness of the Reverse Split on August 31, 2009, each $1,000 principal amount of Notes was automatically cancelled and exchanged for one share of Series A Preferred Stock.  Since we sold a total of 494.5 Units, upon exchange of the Notes, a total of 4,945 shares of Series A Preferred Stock were issued, which are convertible into an aggregate of 2,747,222 shares of common stock, subject to anti-dilution and other adjustments as provided in the Series A Preferred Stock Certificate of Designations.  Additionally, upon effectiveness of the Reverse Split, the 10,743 shares of Series B preferred stock were automatically converted into 10,743,000 shares of our common stock.

New VIE Agreements
In January 2009, Shanghai Moqizone entered into an Exclusive Business Cooperation Agreement and certain ancillary agreements, including an Equity Pledge Agreement, Exclusive Option Agreement, Loan Agreement and Irrevocable Power of Attorney with SZ Mellow. However, as a result of disputes with the shareholders of SZ Mellow, on September 21, 2009, in accordance with the terms of the SZ Mellow Agreements, we sent out a 30-day prior written notice to SZ Mellow stating our intention of terminating the SZ Mellow Agreements. The SZ Mellow Agreements was terminated at the expiry of the 30-day notice on October 20, 2009.

In order to continue our business and operations as planned, on September 25, 2009, Shanghai MoqiZone entered into an Exclusive Business Cooperation and certain ancillary agreements, including an Equity Pledge Agreement, Exclusive Option Agreement, Loan Agreement and Irrevocable Power of Attorney with SZ Alar, effectively gaining indirect control over SZ Alar. Also on September 25, 2009, Tai Ji agreed to grant the PLA authorization sub-license to SZ Alar and terminate its current sub-license with SZ Mellow. As a result of the SZ Alar Agreements between Shanghai MoqiZone and SZ Alar, we do not anticipate any significant interruption in our business or operations as a result of our terminating the agreements with SZ Mellow.

Appointment of New Director
On November 3, 2009, we announced that Mr. Paul Lu has been appointed as a director of our board.

Acquisition of Netcafe Farmer
On December 21, 2009, we acquired a client-end software called “Netcafe Farmer” which was originally developed by Mr. Liu Qian in 2006. It is a client-end software solution that provides an automatic content update distribution system in internet cafés allowing internet cafés to automatically update their client-end software on a real time basis for all their computers. Pursuant to the Agreement, we acquired the ownership of the software “Netcafe Farmer” from Mr. Liu Qian, including all the intellectual property and all its existing business has been transferred to Shanghai MoqiZone. The total consideration paid was RMB650,000 (or approximately US$95,000). By acquiring Netcafe Farmer, the Company also recruited Mr. Liu Qian and his development team of 4 people. The incremental salary is approximately $75,500 (RMB516,000) per annum. It is expected that the income generated from existing Netcafe Farmer business will substantially subsidize the monthly additional salary expenses.

Netcafe Farmer is currently servicing approximately 700 internet cafés mainly in Henan, Hebei, Zhejiang, and Northeast of China and has also established a strong network with major content suppliers to help promote their games in internet cafés. As a result of the foregoing, we will be able to bring tremendous synergy to the MoqiZone online game platform business and improve our services to internet café operators. The existing brand name “Netcafe Farmer” will be retained and a new version will be developed to support the MoqiZone WiMAX Network. The acquisition of Netcafe Farmer will also allow us to cover the internet cafés, which cannot be installed with our WiMAX equipment due to physical limitation, via fixed line network. Internet cafes installed with Netcafe Farmer will be able to enjoy the same products and services as those that are installed with WiMAX equipment, although the revenue sharing will be different.

Agreements with Win’s Entertainment Ltd.

We have recently established partnership with Win’s Entertainment Limited (“Win’s”), a major motion picture production company in Hong Kong through a series of proprietary content agreements. In November 2009, we were contracted to develop the online game for Win’s movie, Tiger Tang 2 (“Tiger Tang 2 Game”) and we also acquired the exclusive rights from Win’s for publishing Tiger Tang 2 Game. We are also currently in discussion with Win’s to develop online games for Win’s other movies as well as publish those games.

The March 2010 Financing

We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, were approximately $1,760,400. Pursuant to the financing, we issued a total of 869,422 units of our securities at $2.25 per unit. Each Unit consists of (i) one (1) share of the Company’s Series C Convertible preferred stock, par value $0.001 per share, convertible into one share of the Company’s common stock, par value $0.001 per share , and (ii) a Series C Warrant and Series D Warrant, with the total amount of Warrants of each Series exercisable to purchase that number of shares of common stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Each of the Warrants has a term of three (3) years.

In connection with this financing, we paid cash compensation to a placement agent in the amount of $195,620. Additionally, in connection with this financing, we granted warrants to purchase up to 86,942 shares of common stock, Series C Warrants to purchase up to 43,471 shares of common stock and Series D Warrants to purchase 43,471 shares of common stock to the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors that are included in the Units.

The Securities in the Offering were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4(2), therein, for issuances not involving a public offering.

Our Corporate Structure

The following table sets forth our current corporate structure.

3.5GMHz Spectrum License

On October 31, 2007, the PLA Resource Office granted to Tai Ji an authorization (the “PLA Authorization”) for the exclusive use for commercial purposes throughout China of the 3.5GHz radio frequencies belonging to the PLA.  On September 25, 2009, Tai Ji agreed to authorize SZ Alar to use the PLA Authorization exclusively in the PRC for Internet café network deployment purposes subject to payment of certain licensing fees. With the 3.5GHz, we can roll out our MoqiZone WiMAX Network to deliver online game contents of our participating games through www.53mq.com to internet cafes which have installed our WiMAX equipment. www.53mq.com is our gaming platform designated to service the internet café customers.  The MoqiZone WiMAX Network also enables direct access between the internet cafes and the content providers hosted by us at ICDs.

As a result of the exclusivity granted by the PLA to Tai Ji and as a result of Tai Ji granting us the exclusive usage of the 3.5GMHz radio frequency for Internet café business, we believe that the Company is the only Chinese WiMAX carrier with permitted national coverage license granted indirectly by the PLA to deploy a network similar to the MoqiZone WiMAX Network. Such exclusivity, however, does not extend to other potential competitors who may obtain WiMAX radio spectrum via the MIIT as we are aware of other carriers who may have been granted similar licenses by the MIIT.  Nevertheless, we believe that the PLA Authorization is the only national WiMAX license for the use of 3.5GMHz radio frequencies granted by the PLA using the WiMAX technology.

We are not aware, however, that any of our potential competitors has any plans to utilize a WiMAX platform to specifically target the Internet Café business, as is our current plan. As a result, under our current arrangements, and as long as the PLA Authorization granted to Tai Ji and its authorization to SZ Alar is retained, we believe that no existing or potential competitor can foreclose our access to any market in China for Internet cafés.  Accordingly, we believe that the Company has access to the necessary business and operating licenses to deploy China’s first national WiMAX network for Internet cafés.

Tai Ji is one of our key cooperative partners and has obtained the permission to use the 3.5GHz radio frequency resources to the Company and its affiliates in China.

The advantages and disadvantages of PLA Authorization versus MIIT are summarized as follows:-
a)
The license fees for 2009 were RMB3 million (approximately $439,000) and the maximum annual license fees are RMB7 million (approximately $1.024 million) per annum. This is substantially less costly than the WiMAX license fees secured by other telecom companies via MIIT, and as a result, the upfront capital requirements are  less than MITT WiMAX ;

b)
The PLA Authorization allows national coverage subject to acknowledgement by local provincial military zone. The tendering of MIIT WiMAX license provincial and each province will only allow up to 3 companies to participate;

c)
There was official documentation regarding the tendering of China WiMAX frequency with the MIIT.  With this, the public or potential investor would be able to verify the substance and approval information of the licenses.

d)
The PLA has the right to control the use of WiMAX frequency when there are threats to the country or national crises and in such times this may cause the MoqiZone WiMAX Network to not function properly.

e)
PLA Authorization allows automatic annual renewal but the MIIT WiMAX is only valid for 2 years from the date of issuance. The risks of using the PLA Authorization are further discussed at Page 15 Item 1A Risk Factors

The VIE

In July 2007, MoqiZone Hong Kong signed a Memorandum of Cooperation with Tai Ji and SZ Mellow which also included a draft of Cooperation Agreement to be entered into among Tai Ji, a WOFE to be established by MoqiZone and SZ Mellow.  According to this Memorandum of Cooperation, the major terms are:

i.	Tai Ji agreed that the MoqiZone Hong Kong can authorize its cooperative partners or subsidiaries in China (“MoqiZone's Representatives”) to use the 3.5GMHz radio frequency resources;
ii.
Tai Ji will collect an annual license fees of RMB 2,500,000 for Year 2008, RMB 3,000,000 for Year 2009 and thereafter, each year annual license fee shall be increased by RMB 500,000 per year based on the previous year annual license fee to a maximum of RMB 7,000,000 per year until the license expires; and

iii.	Tai Ji will further collect a usage fee of RMB 20,000 per year per radio base station.

On January 25, 2009 Shanghai MoqiZone was incorporated, and on January 26, 2009, Shanghai MoqiZone, Tai Ji and SZ Mellow executed the formal Cooperation Agreement, under which Tai Ji would provide SZ Mellow and Shanghai MoqiZone the exclusive use of the 3.5GHz on Internet Cafes gaming business.

As a result of disputes with the shareholders of Shenzhen Mellow (see below “Legal Proceeding” for further information), on September 21, 2009, in accordance with the terms of the SZ Mellow Agreements, we sent out a 30 days' prior written notice to SZ Mellow stating our intention of terminating the SZ Mellow Agreements. The SZ Mellow Agreements were terminated at the expiry of the 30-day notice on October 20, 2009. In order to continue our business and operations as planned, on September 25, 2009, Shanghai MoqiZone, Tai Ji and SZ Alar executed another Cooperation Agreement, under which Tai Ji will provide SZ Alar and Shanghai MoqiZone the exclusive use of the 3.5GHz on Internet cafes gaming business. Certain of our principal shareholders and executive officers are also affiliated with Tai Ji and the SZ Alar.

Key Advantages to the Moqizone WiMAX Network

We believe that the MoqiZone WiMAX Network provides a cheaper data transmission alternative than those provided by incumbent telecoms and internet data centers.  The MoqiZone Network provides direct access between the Internet cafés and the content providers and enables a redistribution of profits in China’s online media industry, specifically to the highly fragmented Internet cafés industry.

According to a report published by the CNNIC, the number of Internet users in China reached 210 million as at December 31, 2007, of which an estimated 120 million are unique online game players.  On January 13, 2009, CNNIC released the “23rd Statistical Survey Report on the Internet Development in China” in Beijing. According to the report, by the end of 2008, the Internet penetration rate of 22.6% in China had surpassed the global average level of 21.9% for the first time. Meanwhile, the amount of Internet users in China had reached 298 million, with 279 million broadband users. The report further states that the industry is expected to have a compounded annual growth rate of 28.16% and grow from $2.85 billion to approximately $6.0 billion by 2011.  The top 25 Chinese games sold of $1.4 billion in prepaid cards in 2007 (Please refer to http://www.cnnic.net.cn/uploadfiles/pdf/2009/11/24/110832.pdf for the full cite information).

We believe that our competitive advantages include:

i.
WiMAX First Mover Advantage.   Through the PLA Authorization, we are able to invest in WiMAX base station and CPE and install them more cost-effectively on roof tops of buildings in a way similar to GSM radio stations.  WiMAX is in particularly cost effective for the “last mile” wireless internet connection. We are primarily aiming to deliver online game contents of our participating games to those internet cafes installed with our WiMAX equipment and which have joined into our MoqiZone WiMAX Network.

ii.	Reallocation of Online Gaming Value Chain. The MoqiZone WiMAX Network increases the net economic benefit to the content providers and the Internet cafés and eliminates the prepaid card distributors.

iii.	Other Benefits to Internet Café s. The MoqiZone WiMAX Network also benefits the Internet Café’s by eliminating certain duplicative resources and costs and providing incentives.

iv.
Benefits to Content Providers.  The MoqiZone WiMAX Network benefits the Content Provider by eliminating server storage and bandwidth hosting fees, and also protects their IP from piracy and hackers, via a closed network.

v.	Benefits to Game Publishers. With our Moqizone business model, game companies can have one stop shopping with Moqizone and can access all the Internet cafés at one location.

vi.
Benefits of MoqiZone Prepaid Card.   Our platform uses a proprietary prepaid game card that is game publisher agnostic (i.e. accessible for all games), thereby reducing game card inventory costs for Internet café’s, as well as reducing black marketed discounted prepaid cards and content theft for the Content Provider.

vii.
Realtime Reporting.  Our solution shares valuable point of sale (POS) data throughout the network to allow for real-time reporting, customer and payment tracking, and targeted marketing; a service that was previously unavailable to game content providers and publishers and Internet cafés

viii.
Access to Extensive Game Content.  In addition to our current arrangements, we expect to execute content agreements with the major online gaming companies that represent more than 10 million unique concurrent users.

ix.
Significant Management Experience.  Our management team has long term business relationships and experience in dealing with the gaming companies and also leading players in the entertainment industry, including movies producers, music publishers and distributors of such content and we believe that we will be able to obtain the best online digital content in Asia.

Key Corporate Objectives

Our key business development objectives over the next two years are to build our game delivery platforms and expand our business penetration in Internet cafes in China.

Before we can achieve our business objectives, we will need to:

i.	build out our MoqiZone WiMAX Network, which involves the construction of a WiMAX base station covering our targeted internet cafes at each city;

ii.	install CPE at each internet café;

iii.	set up server farm in IDC;

iv.	develop and deploy a online game content delivery platform; and

v.	develop and deploy a centralized prepaid card clearing center as well as a accounting systems for internet cafes revenue distribution system.

So far, we have already signed up over 100 internet cafés in Chengdu of which 30 internet cafes are connected to our MoqiZone WiMAX Network. We have also deployed our game delivery platform as well as our prepaid card clearing center which is www.53mq.com and www.moqizone.com respectively.

We are also aiming to service the non-WiMAX internet café by providing them a peer to peer content updating engine “Netcafe Farmer” which the Company has recently acquired. Netcafe Farmer can be easily deployed to each internet café for content updating and we now have approximately 700 internet café subscribed to the Netcafe Farmer services. Revenue to be generated from Netcafe Farmer has not been forecasted and projected in our financial budget. As of March 31, 2010, we are testing the 2nd generation of Netcafe Farmer which will further enhance stability and the peer to peer connectivity between each PC as well as allowing a virtual storage for games updating.

Our business objectives will be required to execute through Shanghai Moqizone and SZ Alar by implementing the structure portal arrangements described below in order to allow MoqiZone Hong Kong to have control. Neither our Company nor our Shanghai MoqiZone subsidiary owns any equity interests in SZ Alar.  Our business relationship withSZ Alar is based on contractual arrangements which are commonly known as the “Sina Structure Portal Arrangement” agreements.  These agreements may be summarized, as follows:

Exclusive Business Cooperation Agreement.   Pursuant to the exclusive ten year business cooperation agreement between the SZ Alar and Shanghai MoqiZone, Shanghai MoqiZone has the exclusive right to provide to SZ Alar comprehensive technology and consulting services related to the business of SZ Alar.  In consideration for such services, Shanghai MoqiZone is entitled to receive 100% of the net income of SZ Alar.

Equity Pledge Agreement.   Under the equity pledge agreement among SZ Alar, the shareholders of t SZ Alar and Shanghai MoqiZone, the shareholders of SZ Alar pledged all of their equity interests in SZ Alar to Shanghai MoqiZone to guarantee SZ Alar’s performance of its obligations under the exclusive business cooperation agreement. In the event that  SZ Alar were to breach its contractual obligations, Shanghai MoqiZone, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The equity pledge agreement will expire only after SZ Alar and its shareholders have fully performed their respective obligations under the exclusive business cooperation agreement.

Exclusive Option Agreement.   Under an exclusive ten (10) year option agreement between SZ Alar, the shareholders of SZ Alar and Shanghai MoqiZone, the shareholders of SZ Alar have irrevocably granted to Shanghai MoqiZone or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in SZ Alar for RMB10 or the evaluation amount of consideration permitted by applicable PRC law.  Shanghai MoqiZone or its designated person has sole discretion to decide when to exercise the option, whether in part or in full.

Loan Agreement.   Under the loan agreement between the shareholders of the SZ Alar and MoqiZone Hong Kong, the parties confirmed that MoqiZone Hong Kong has made an interest-free loan to the shareholders of the SZ Alar solely to enable the shareholders of the SZ Alar to fund the initial capitalization of SZ Alar. The loan can be repaid only by sale of the shareholder’s equity interest in SZ Alar to MoqiZone Hong Kong. The term of the loan agreement is ten years from the date thereof.

Irrevocable Power of Attorney.   The shareholders of SZ Alar have each executed an irrevocable power of attorney to appoint Shanghai MoqiZone as their exclusive attorneys-in-fact to vote on their behalf on all SZ Alar matters requiring shareholder approval.  The term of each power of attorney is valid so long as such shareholder is a shareholder of SZ Alar.

Internet Café Collaboration

We have renewed our Memorandum of Understanding with the Beijing Internet Café Association (“BICA”) on December 1, 2009. Our consultant Mr. Sun Qi is the newly elected Chairman of the ICA in Beijing for the years 2009 - 2011. Our company advisor is Madam Wu Yan, and she is also the immediate past Chairman of the Beijing Internet Café Association. The major terms of the Memorandum of Understanding are as follows:

a.	BICA has a membership base of approximately 1500 members
b.	BICA will support and promote the MoqiZone WiMAX Network andwww.53mq.com to its member
c.	BICA will allow us to promote our services and products at meetings of BICA to its members
d.	The term of the MOU shall be 3 years from December 1, 2009

There is no financial obligation between both parties under the MOU which is non-binding.
We are also currently discussing various collaborations with the local internet café associations in Suzhou and Chengdu in order to accelerate our internet café business deployment.

Content Providers
As of December 24, 2009, we have entered into agreements to deploy 10 new games and non binding memorandums of understanding with 10 more new game developers. On October 28, 2009, the Company announced the launch of our business-to-customer or B2C website www.53mq.com. www.53mq.com is the online game platform through which we aggregate and integrate all our online game contents and will be the interface to interact with our WiMAX connected internet cafes as well as our online game players. The typical terms of the agreement between MoqiZone and content providers will include:

a.	Exclusivity of the publishing rights to the online game;
b.	Whether it is a sole operation by us or a co-operation with the game publisher;
c.	The percentage of revenue split or percentage discount on the face value of the gaming recharge card/prepaid card and payment terms;
d.	The territory that the publishing right covers;
e.	The term of the agreement;
f.	Any upfront license fees or minimum guarantee on the amount of recharge card/prepaid card; and
g.	Service and technical support from the game publisher.

As abovementioned in Page 5, we have entered into partnership agreement with Win’s and we are going to publish our own games on our gaming delivery platforms. We aim to partnership with more movie production companies and replicate the business model of publishing our own games on our platform.

Proprietary Prepaid Card

Traditionally online game revenues are collected through the sale of pre-paid cards issued by each individual game publishing company, which they sell in both virtual and physical form, to third party distributors and retailers, including Internet cafes, as well as, to a lesser extent, through direct online payment systems. In most cases, game publishers receive cash pre-payments from these parties in exchange for delivery of the pre-paid cards.  Online game companies do not provide refunds to these distributors or retailers with respect to unsold inventories of pre-paid cards.

Most online game companies, especially new games, will encounter the problem that they need to build “trust” with these distributors before their game is launched.  As a result, online game companies usually have difficulties introducing their new products to distribution channels effectively and efficiently.  With our business model, these new game publishers can join our payment system without being exposed to the risk of cash collection from their distributers.  At the same time, since our prepaid cards can be used on other game, distributors have less financial risk exposure stocking our cards.

For the pay-to-play subscription-based model, both prepaid cards and prepaid online points provide customers with a pre-specified length of game playing time within a specified period. All prepaid fees received from distributors and end customers are initially recognized as deposits. Revenue is recognized upon activation of the prepaid game cards or online points based on the actual consumption of the game playing time by end customers.

For the item-billing revenue model, the customers can play the game for free with limited basic functions. There are also in-game items and premium features sold in the game by consuming online game points, commonly known as “Virtual Items”, which are regarded as value-added services and are rendered over a pre-specified period or throughout the whole game life. The revenue from these Virtual Items is recognized ratably over the estimated practical usage period or throughout the whole game life as appropriate. Future usage patterns may differ from the historical usage patterns on which the item-billing revenue model revenue recognition is based.

Virtual item trading between gamers will also become more secure by using our card together with an online payment system as we are operating under a “close” network environment. Under the traditional web-based Internet gaming environment, virtual item trading can become insecure as there could be “pirated” gaming servers co-exist with the authenticated gaming servers and such “pirated” server will disturb the regular gaming economies and induce unfairness to players. Also, theft and virtual item robbery or disappearance is not uncommon due to the existence of such “fake” and “pirated” servers. With our MoqiZone WiMAX Network, we are hosting all gaming servers in CERNET IDC and as our network is physically a private proprietary network, illegal hackers and “pirated” server operators will find to more difficult to interfere our server system, as a result of which providing a more secure environment to the participants in the gaming value chain.

Our Business Model Economics

The following table compares the estimated and anticipated allocation of revenues paid by online game players at Internet cafés who purchase prepaid game playing cards under current arrangements in China and as expected commencing in 2009 and thereafter from the use of the MoqiZone Network.

	MoqiZone	Traditional Revenue Model
Allocation of Revenues	Revenue Share Percentage	Revenue Share Percentage
Online game software provider	25%	20%
Online game publisher	29%	36%
Telecom Internet data center	0%	5%
Regional prepay card distributor	0%	8%
Inner-city prepaid card distributor	0%	8%
Regional marketing and promotions	3%	10%
Internet café income	13%	8%
MoqiZone revenue retention	25%	0%
Taxes	5%	5%
Total	100%	100%

Our business will involve no charges to Internet cafés in China for all data transmission via the MoqiZone Network at the very beginning.  We believe that this will provide a significant direct benefit to internet café owners because Internet cafés currently pay internet data transmission charges of approximately $1,450 (RMB10,000) to $2,900 (RMB20,000) per month to Telecom providers.  This is the single largest cost element for Internet café operators in China after their rental fee.

China currently has content censoring policy.  Internet cafés are subject to attack by hackers and other political news groups.  Our MoqiZone Network is able to provide them all the necessary tools to meet government’s objectives. Also, as it is a closed network, they are not as vulnerable as they would be outside of our network.

The entire MoqiZone Network, whether with WiMAX or Netcafe Farmer, comes with a POS-alike system for all online games.  This system is similar to any internet bank system, so that each game player, content provider, and Internet café will be able to access online for their billing and profit sharing detail similar to bank statements.  This way each party will have an accurate reporting on billing and profit sharing, in an easy to manage manner.

Traditionally, a content publisher will be required to host their content at Internet Data Center (“IDC”) for server storage and bandwidth costs.  This is one of the highest expenses for publishing online game.  The total cost per month can be as high as 20% of their gaming revenue. The MoqiZone Network eliminates the server and bandwidth costs for the content publishers as we will be paying the IDC for the hosting fees. The reason we are able to offer this business term to the content provider is that we do not have to bear the cost to access the Internet as we have our own network to connect directly to all Internet cafés.  Also our MoqiZone Network infrastructure will allow us to use fewer IDCs than the traditional Internet based online game environment.  Conventional IDC’s biggest cost is Internet bandwidth costs.  Therefore, we believe that we will be able to capture this extra 20% of gaming revenue and pay IDC hosting costs for less than 1% for physical floor area rental only.

One of the current challenges for online game companies is to be able to control the final retail price for their pre-pay cards and to prevent price variation from parallel trading, even between province to province.  As this product has no differentiation from whom a game player buys it from, price cut strategy is usually adopted by the “next-door” stores in order to sell as many cards as possible.  Therefore Internet café or grocery stores are currently both unable to earn their “theoretical” profit margin for selling these prepaid cards in stores.  Our system is different, we only pay when a user consumes the game at the café, then the café will get the commission regardless where the end user purchased the pre-paid cards. Under this system, better performing internet cafés are rewarded with bonuses so they have an incentive to promote our system and encourage gamers to spend more to buy virtual items at the café on our system.

We also offer a profit sharing platform detailing all the transactions for game companies so that they know exactly when and where their users spend the money.  Such information will be crucial for online game companies to improve their service and marketing activity.  Currently no telecom company is able to provide such figure to online game companies. Game companies also will be able to know the performance for their sponsored Internet cafes.

Research and Development

Our recent research and development efforts have focused on the development of an online e-payment system to manage profit sharing information among content providers, internet cafés, and promoters.  Game players also have “pre-paid” accounts with MoqiZone.  MoqiZone has total ownership over the payment system.  Although we do not have any proprietary technology for WiMAX, we will integrate existing technology to manage our network as required.

Customers and Market Potential

There are about 150,000 licensed internet café in China, with an average of 100 sets of PC in each café.  The top three applications in any internet café are: (a) online games, (b) Instant messaging and online chatting; and (c) online TV/Movie streaming.  Each set of PC is shared by three users each day in internet café, and this has covered 45 millions unique users per day.

On November 24, 2009, CNNIC published an analysis of the Chinese Online Gaming market, called “China Online Game Market Research Report 20091” The following is a summary of its major findings and the implications that we believe they have on our business development in China.-

	Report Findings	Implications and Importance to our business evaluation
●	China has 69.31 million online gamers, up 24.8% from 2008	Online game is still a growing business in China

●
Large-scale casual game and MMORPG (i.e. Massivs (Massivel) Multiplayer Online Role-Playing Game) users account for 67.9% and 61% of the total respectively, up 19.8% and 11% from the previous year, while 38.9% of total users are female
Causal game and MMORPG are still the major trend in China online games business. This influence the selection of our gaming contents

●	Students comprise 37.2% of online gamers, with 46.1% of the online gamers between the ages of 10-19, the report said	The demographic is important for marketing campaign planning execution.

●	By the end of June, 222 million of China's 338 million Internet users used online video sites, up 23.8% year-on-year	Our business intends to include other forms of digital entertainment contents other than online gaming in the near future and the trend of such contents is vital to our business planning

●	Home use and internet cafe remain to be the major venues for online gaming, the ratio of user is 79.7% and 59.6% respectively	Our major business revenue will be generated from internet café and therefore such statistic is important to our business evaluation.

●
The value of Internet café sales channel increases gradually. Internet café becomes the most important online game point cards selling point with 52.8% slightly higher than traditional convenience store.
Our major business revenue will be generated from prepaid sold in internet cafés and therefore such statistic is important to our valuation.

●	Ratio of internet café in Farming district is higher than those in major cities, internet café users ratio in farming district is 69.4% higher than 57.9% in major cities
Farming districts will be the next great leap to our business development strategy as the local GDP as the living standard gradually increases since the cost of WiMAX deployment will be lower versus fixed line. The developed cities in China will become saturated, although ARPU is still relatively higher in the developed cities.

●	Internet café monitor policy further strengthen, 46.4% teenage users choose internet café for internet gaming, with 25.7% choose internet café as the major online gaming location.
Our MoqiZone WiMAX Network is a closed virtual private network and therefore allows us to closely monitor any contents to be distributed to our internet cafes, as a result, we can provide necessary information to the relevant authorities on an as needed basis.

1 Source: CNNIC, China Internet Network Information Centre,  http://www.cnnic.net.cn/uploadfiles/pdf/2009/11/24/110832.pdf

The Growing Chinese Internet and Internet Café market

According the New York Times2, the number of Internet users in the China reached about 253 million in June 2008, thereby, putting it ahead of the United States as the world’s biggest Internet market. Reports from the government-controlled Chinese Academy of Sciences indicated that the number of Internet users jumped more than 50 percent, or by about 90 million people, during 2007. This new estimate represents only about 19 percent of China’s population, underscoring the potential for growth. The survey found that nearly 70 percent of China’s Internet users were 30 or younger, and that in the first half of this year, high school students were, by far, the fastest-growing segment of new users, accounting for 39 million of the 43 million users during the period.  According to the extract summary of Niko Partners’ report on China ’ s Internet Café s Study 2008, there are estimated 185,000 Internet cafés nationwide in China, 71,000 of which are unlicensed with approximately 22 million PCs installed throughout China. (http://www.nikopartners.com/press-release-china-internet-cafe-2008.asp)

According to public information available from several NASDAQ and Hong Kong Stock Exchange listed online game companies in China, the Average revenue per user per month (ARPU per month) for each gamer in China is in the range of $5 to $40 per game depending on the game.  Item-Billing business model often leads to a higher ARPU figures (please refer to online game publisher Giant, Nasdaq code: GA) This is important to our business evaluation and forecast as it shows the consumption behavior of games in China, most of gamers are willing to pay $5 to $40 for game contents per month, we can use it as reference in setting our price strategy on pre-paid cards.

Our MoqiZone Network Deployment Strategy

The following table sets forth our strategy for installing our MoqiZone WiMAX Network and Netcafe Farmer throughout China over the next three years.  Our ability to achieve these goals is subject to receipt of approximately $25.0 million in financing over such period, including the net proceeds from the June 2009, August 2009 and March 2010 Financings.

Year	Cities	Cumulative Internet Cafés	Cumulative Cities	MoqiZone Network coverage as a % of total Internet Cafés
2010	Beijing, Chengdu, Hangzhou, Nanjing, Suzhou, Chongqing, Yangzhou, Zhenjiang, Jinhua, Ningbo, Kunming, Fuzhou, Xiamen, Qingdao, Jinan	11,400	15	7.5%
2011	Shanghai, Guangzhou, Shenzhen, Zhuhai, Dongguan, Nanning, Hefei, Wuhu, Wuhan, Changsha, Xian, Shijiazhuang, Shenyang, Dalian, Harbin, Guangzhou, Wenzhou, Wuxi, Changshou, Nanchang, Lanzhou, Zhengzhou, Luoyang, Datong, Hainan	20,206	40	13.5%
2012	Seven cities per month	35,000	124	23.0%

Our cost analysis indicates that it will cost approximately $400,000 to deploy our MoqiZone Network system to service 100 Internet cafés.  Estimated costs per 100 Internet cafés include establishment of approximately 10 base stations, installation of CPE receivers at each of the 100 Internet café locations, purchase and installation of five content servers, rental payment of Internet Data Center, implementation and maintenance expenses. Our deployment process includes obtaining letters of intent from the Internet cafés in any given city or area, GPS data collection, determination of the required number and installation of base stations and simultaneously setting up regional service centers, offices and IDCs.

Once our MoqiZone Network is established, a game player who purchases our prepaid card from the Internet café can clicks on our logo, inputs his password, logs in to his personal account and “clicks and plays.”

Competition

Although we have no direct competitor using our WiMAX Network model, we will be competing with some of the larger game providers in the PRC, most of which have substantially greater revenues and financial resources than our Company.

As some of the functions in the current online game industry chain can be replaced by our MoqiZone Network, we believe that certain parties who are currently fulfilling certain functions in the online game value chain might be affected in some ways.

2 “ China Surpasses U.S. in Number of Internet Users” , 7/26/08 by David Barboza

Wholesale distributors: Due to the large physical area of China, most online game companies will appoint different levels of wholesale distributors to help them to distribute their pre-paid cards to retailers and internet café.  They are usually required to stock the prepaid cards and make advance payments to the online game companies.  We believe our business model will eliminate the need for our customers to do business with some of these distributers by allowing us to work directly with internet cafes.  Although these distributors will continue to exist, we believe that they will have only limited influence on our business. Major wholesale distributors in China include: Junnet; www.untx.com; SIFANG TECHNOLOGY and Federal Soft.

Internet Data Center, or Server Farms: As we provide for “free of charge” services for online game companies to host their game servers in the MoqiZone Network, traditional IDCs may lose some of their server hosting business from online game companies.  Currently most independent IDCs are running at low profit as their bandwidth costs are controlled by the top 3 telecom providers in China.  For those IDCs owned by Telecom companies, they only provide service to local broadband clients, they do not provide national services.

Last mile internet connection providers (ADSL/T1):  Our MoqiZone WiMAX Network only connects internet cafés which are installed with our WiMAX equipment wirelessly to access our online game contents hosted in our CERNET IDC. We will divert some internet traffic for online games, and therefore internet cafés can reduce their bandwidth requirement from their current telecom providers.  Internet cafés will still require Internet bandwidth access for non-game functions such as Internet browsing, emails, other portal access, or other web based function such as online chats as we are providing a closed network environment and do not access the Internet (or world wide web). The bandwidth demand, however, will become much lower.  We assume that broadband service provision to internet cafés generates a very small business income for local telecom companies, and, as a result, it is very unlikely that we will significantly affect their major revenue.

Employees

As of December 31, 2009, we have 9 executive officers. We currently have a total of 37 paid employees comprising of the following:

Chief Executive Officer	1
Chief Technology Officer	1
Shanghai Office Manager and Financial Controller	1
Vice Presidents (Finance, Sales and Marketing, Technology Development and System Control)	4
Product Development Department	5
Business Development Department	1
Marketing and Promotion Department	2
Internet café Channel Development Department	7
Software Development, Technology and R&D Department	3
Finance Department	3
Human Resources and Administration Department	2
Design Department	2
MIS Department	1
Customer Services	2
Consultant	2
TOTAL	37

Item 1A.  Risk Factors

Investment in our securities involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our securities could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this filing. You should pay particular attention to the fact that a substantial amount of our operations in China are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

Risks Related to Our Business and Industry

We depend on the PLA’s approval and our cooperation relationship with Tai Ji as low cost WiMAX network provider.  The termination or alteration of the PLA’s approval or the termination of our cooperation relationship with Tai Ji would materially and adversely impact our business operations and financial conditions.

Tai Ji was authorized to exclusively use the 3.5GHz radio frequency resources by an approval letter issued by the PLA Resource Office dated October 31, 2007 (“PLA Approval Letter”).  However, we cannot assure you that (i) the PLA Resource Office or its higher authority will not revoke their approval by issuing another letter; (ii) whether the PLA Resource Office has the authority to grant an “exclusive” right to Tai Ji to use the 3.5GHz radio frequency resources; (iii) whether the 3.5GHz radio frequency resources authorized by the PLA Approval Letter can be widely used for commercial purpose. If the PLA Approval Letter is revoked, the Company may be forced to purchase T1 ADSL bandwidth from the incumbent telecom carriers, which will increase our operational cost and materially and adversely impact our business operations and financial conditions.

Notwithstanding the Cooperation Agreement (see further below the discussion of “VIE” at Page 44) among Tai Ji, SZ Alar and Shanghai MoqiZone and the fact that there are common members among the management teams of the Company and Tai Ji, we cannot assure you that (i) the cooperation relationship between Shanghai MoqiZone and Tai Ji will be maintained, and (ii) the Cooperation Agreement will be fully performed.  In the event that Tai Ji breaches the Cooperation Agreement, or we cannot get a renewal of the cooperation relationship after it expires, we will not be able to use the 3.5GHz radio frequency resources, which could cause significant disruptions to our business operations or may materially adversely affect our business, financial condition and results of operations.

Significant changes in policies or guidelines of the PLA may result in lower revenue or additional costs for us and materially adversely affect our financial condition or results of operations.

It is possible that the PLA will from time to time issue policies or guidelines, requesting or stating its preference for certain actions to be taken by Tai Ji using its networks, including changing the usable frequency from 3400-3430 MHz and 3500-3530 MHz to other range. Due to our reliance on the PLA as low-cost network resources provider, a significant change in its policies or guidelines may have a material effect on us. Such change in policies or guidelines may result in lower revenues or additional operating costs for us, and we cannot assure you that our financial condition and results of operation will not be materially adversely affected by any policy or guideline change by the PLA in the future.

If the PRC government believes that the agreements that establish the structure for operating our business do not comply with PRC government restrictions on foreign investment in the value-added telecommunications industry, we could be subject to severe penalties.

In December 2001, in order to comply with China’s commitments with respect to its entry into the World Trade Organization, or WTO, the State Council promulgated the Administrative Rules for Foreign Investments in Telecommunications Enterprises, or the Telecom FIE Rules. The Telecom FIE Rules set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecommunications enterprise. Pursuant to the Telecom FIE Rules, the ultimate ownership interest of a foreign investor in a foreign-funded telecommunications enterprise that provides value-added telecommunication services, shall not exceed 50%.

We (including Shanghai MoqiZone), are considered as foreign persons or foreign-invested enterprises under PRC laws. As a result, we operate our wireless value-added services in China through the VIE, which is owned by PRC citizens. We do not have any direct equity interest in the operating company but instead, the Company will only share its economic benefits derived through contractual arrangements, including agreements on provision of services, license of intellectual property, and certain corporate governance and shareholder rights matters. The VIE conducts portion of our operations and generates portion of our revenues. It also holds the licenses (including the Content Provider License) and approvals that are essential to our business.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including but not limited to the laws and regulations governing the validity and enforcement of our contractual arrangements. Accordingly, we cannot assure you that PRC regulatory authorities will not determine that our contractual arrangements with the VIE violate PRC laws or regulations.

If we or our operating company were found to violate any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

(a)	levying fines;
(b)	confiscating our or our operating company’s income;
(c)	revoking our or our operating company’s business licenses and other operating licenses;
(d)	shutting down the servers or blocking our or our operating company’s web sites;
(e)	restricting or prohibiting our use of the proceeds from this offering to finance our business and operations in China;
(f)	requiring us to restructure our ownership structure or operations; and/or
(g)	requiring us or our operating company to discontinue our wireless value-added services business.

Any of these or similar actions could cause significant disruptions to our business operations or render us unable to conduct our business operations and may materially adversely affect our business, financial condition and results of operations.

Our contractual arrangement with the VIE and their shareholders may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce. We were not able to maintain operational control of SZ Mellow under prior agreements.

PRC laws and regulations currently restrict foreign ownership of companies that provide value-added telecommunication services, which include wireless value-added services and Internet content services. As a result, we conduct a portion of our operations and could generate revenues through the VIE pursuant to a series of contractual arrangements with it and its respective shareholders. These agreements may not be as effective in providing control over our operations as direct ownership of these businesses. Direct ownership would allow us, for example, to directly exercise our rights as a shareholder to effect changes in the board of the VIE, which, in turn, could affect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if the VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and expend significant resources to enforce those arrangements, and rely on legal remedies under PRC law. These remedies may include seeking specific performance or injunctive relief, and claiming damages, any of which may not be effective. For example, if the VIE’s shareholders refuse to transfer their equity interest in the VIE to us or our designee when we exercise the purchase option pursuant to these contractual arrangements, or if any of those individuals otherwise act in bad faith towards us, we may have to take legal action to compel them to fulfill their contractual obligations. This was the case with regard to the shareholders of SZ Mellow.  When these persons refused to cooperate with our management with regard to the use and operation of SZ Mellow’s ISP license, we were forced to hire PRC litigation counsel to terminate the agreements with SZ Mellow.  Additionally, we were forced to seek out a new VIE company in order to continue to operate our business as planned.  Although we were able to enter into new agreements with SZ Alar and, as a result, our dispute with the owners of SZ Mellow did not materially disrupt our business, we cannot guarantee that we will not have similar problems with SZ Alar in the future or that we will be able to prevent further disruption to our business and operations as a result.

Additionally, all of these contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, which relate to critical aspects of our operations, we may be unable to exert effective control over the VIE and our ability to conduct our business may be negatively affected.

If we are unable to get additional online games that are attractive to players and result in overall revenue growth, our business, financial condition and results of operations may be materially and adversely affected and our ability to recover related costs may become limited .

In order to maintain our long-term profitability and financial and operational success, we must continually get new online games that are attractive to players. To date, we have signed up 4 online game companies with approximately 30 games. These games may or may not attract players away from other games companies and may or may not be profitable or popular among the online game players in China. If these games fail to attract new players and fail to drive our online game revenues, our business, financial condition and results of operations may be materially and adversely affected.

Our ability to purchase or license successful online games will depend on their availability at acceptable terms, including price, our ability to compete effectively against other potential purchasers or licensees to attract the developers of these games, and our ability to obtain government approvals required for the purchase or licensing and operation of these games.

The games that we purchase or license may not be attractive to players, may be viewed by the regulatory authorities as not complying with content restrictions, may not be launched as scheduled or may not compete effectively with our competitors’ games. Additionally, new technologies in our competitors’ online game programming or operations could render our games obsolete or unattractive to players, thereby limiting our ability to recover related product development costs, purchase costs and licensing fees. If we are not able to develop, purchase or license successfully online games appealing to players, our future profitability and growth prospects will decline.

Our limited operating history and the unproven long-term potential of our business model make evaluating our business and prospects difficult.

We were incorporated in August 29, 2007. As our operating history is limited, the revenue and income potential of our business and markets are yet to be fully proven. In addition, we are exposed to risks, uncertainties, expenses and difficulties frequently encountered by companies at an early stage of development. Some of these risks and uncertainties relate to our ability to:

i.	maintain our current, and develop new, cooperation arrangements;
ii.	increase the number of our users by expanding the type, scope and technical sophistication of the content and services we offer;
iii.	respond effectively to competitive pressures;
iv.	respond in a timely manner to technological changes or resolve unexpected network interruptions;
v.	comply with changes to regulatory requirements;
vi.	maintain adequate control of our costs and expenses;
vii.	increase awareness of our brand and continue to build user loyalty; and
viii.	attract and retain qualified management and employees.

We cannot predict whether we will meet internal or external expectations of our future performance. If we are not successful in addressing these risks and uncertainties, our business, financial condition and results of operations may be materially adversely affected.

Our success depends on attracting and retaining qualified personnel.

We depend on a core management and key executives.  In particular, we rely on the expertise and experience of our founders and senior officers, in our business operations, and their personal relationships with our other significant shareholders, employees, the regulatory authorities, our clients, our suppliers and the PLA. If any of them, become unable or unwilling to continue in their present positions, or if they join a competitor or form a competing company in contravention of their employment agreements, we may not be able to identify a replacement easily, our business may be significantly disrupted and our financial condition and results of operations may be materially adversely affected. We do not currently maintain key-man life insurance for any of our key personnel.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

We believe the copyrights, service marks, trademarks, trade secrets and other intellectual property we use are important to our business, and any unauthorized use of such intellectual property by third parties may adversely affect our business and reputation. We rely on the intellectual property laws and contractual arrangements with our employees, clients, business partners and others to protect such intellectual property rights. Third parties may be able to obtain and use such intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in the Internet and wireless value-added related industries in China is uncertain and still evolving, and these laws may not protect intellectual property rights to the same extent as the laws of some other jurisdictions, such as the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, and have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations governing the value-added telecommunications and Internet industry in China are developing and subject to future changes. Substantial uncertainties exist as to the interpretation and implementation of those laws and regulations.

Our services of providing content of online games that are hosted by us are subject to general regulation regarding telecommunication services. In recent years, the PRC government has begun to promulgate laws and regulations applicable to Internet-related services and activities, many of which are relatively new and untested and subject to future changes. In addition, various regulatory authorities of the central PRC government, such as the State Council, the MIIT (formerly known as the Ministry of Information Industry, or MII), the State Administration of Industry and Commerce, or SAIC, and the Ministry of Public Security, are empowered to issue and implement rules to regulate certain aspects of Internet-related services and activities. Furthermore, some local governments have also promulgated local rules applicable to Internet companies operating within their respective jurisdictions. As the Internet industry itself is at an early stage of development in China, there will likely be new laws and regulations promulgated in the future to address issues that may arise from time to time. As a result, uncertainties exist regarding the interpretation and implementation of current and future PRC Internet laws and regulations.

The VIE has obtained various value-added telecommunication service licenses from the MIIT or its local branches, and Tai Ji has obtained PLA Authorization, for the provisions of their services in relation to the usage of 3.5GHz. Tai Ji will apply for licenses for each and all WiMAX base stations when they are built up. These licenses will be held by Tai Ji and Tai Ji will license these stations to the VIE. We cannot assure you that we will be able to obtain or maintain these licenses or that the regulatory authorities will not take any action against us if we fail to obtain or maintain them. If the VIE and/or Tai Ji fails to obtain or maintain any of the required licenses or permits respectively, it may be subject to various penalties, including redressing the violations, confiscation of income, imposition of fines or even suspension of its operations. Any of these measures could materially disrupt our operations and materially and adversely affect our financial condition and results of operations.

The MIIT issued regulations that regulate and limit ownership and investment in internet and other value-added telecommunications businesses in the PRC which may limit the type of businesses we will be able to acquire.

On July 13, 2006, the MII issued a notice with the purpose of increasing the regulation of foreign investment in and operations of value added telecom services which include internet and telecommunication businesses in the PRC. The regulations require Chinese entities to own and control the following: (i) internet domain names, (ii) registered trademarks, and (iii) servers and other infrastructure equipment used to host and operate web-sites and conduct businesses. The ownership requirements functionally limit foreign direct and indirect ownership and control of the intellectual property of these businesses even when attempted through various parallel control, licensing, use and management agreements. It is anticipated that these regulations will be strictly enforced, and the government has provided that the new regulations apply retroactively and provide for audit procedures. The failure to comply may cause the MIIT to terminate a telecommunication license or otherwise modify existing agreements or require the disposition of the assets by the foreign entity. Any anticipated foreign investment in such businesses will be subject to prior approval by the MIIT, and it is expected that approval for investment may not be easily obtained for foreign investment in these businesses unless in strict compliance. Therefore, investment by us in this sector may not be actively pursued because certain assets may not be acquirable and accounting consolidation may be restricted or not permitted as a result of an unfavorable but permitted transaction structure.

The PRC government may prevent us from distributing, and we may be subject to liability for content that any of them believes is inappropriate.

China has promulgated regulations governing telecommunication service providers, Internet access and the distribution of online games and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes to violate Chinese law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory.

The growth of our business may be adversely affected due to public concerns over the security and privacy of confidential user information.

The growth of our business may be inhibited if the public concern over the security and privacy of confidential user information transmitted over the Internet and wireless networks is not adequately addressed. Our service quality may decline and our business may be adversely affected if significant breaches of network security or user privacy occur.

We could be liable for breaches of security of our website and third-party online payment system, which may have a material adverse effect on our reputation and business.

Secure transmission of confidential information, such as customers’ debit and credit card numbers and expiration dates, personal information and billing addresses, over public networks, including our official game website, is essential for maintaining consumer confidence. We currently provide password protection, IP address verification and hardware verification for all of player accounts. While we have not experienced any breach of our security measures to date, such current security measures may be inadequate. In addition, we expect that an increasing number of our sales will be conducted over the Internet as result of the growing use of online payment systems. We also expect that associated online crime will likely increase accordingly. We must therefore be prepared to increase our security measures and efforts so that our customers have confidence in the reliability of the online payment system that we use. We do not have control over the security measures of our third-party online payment operator, and its security measures may not be adequate at present or may not be adequate with the expected increased usage of online payment systems. We could be exposed to litigation and possible liability if we fail to secure confidential customer information, which could harm our reputation, ability to attract customers and ability to encourage players to purchase our game points.

Unexpected network interruptions, security breaches or computer virus attacks could have a material adverse effect on our business, financial condition and results of operations.

Any failure to maintain the satisfactory performance, reliability, security and availability of our network infrastructure may cause significant harm to our reputation and our ability to attract and maintain players. All our game servers and all of the servers which handle log-in, billing and data back-up matters are hosted and maintained by third party service providers. Major risks involved in such network infrastructure include any break-downs or system failures resulting in a sustained shutdown of all or a material portion of our servers, including failures which may be attributable to sustained power shutdowns, or efforts to gain unauthorized access to our systems causing loss or corruption of data or malfunctions of software or hardware.

Our network systems are also vulnerable to damage from fire, flood, power loss, telecommunications failures, computer viruses, hacking and similar events. Any network interruption, virus or other inadequacy that causes interruptions in the availability of the online games or deterioration in the quality of access to the online games could reduce our players’ satisfaction and ultimately harm our business, financial condition and results of operations. In addition, any security breach caused by hackings, which involve efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could have a material adverse effect on our business, financial condition and results of operations. We do not maintain insurance policies covering losses relating to our network systems and we do not have business interruption insurance.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to expand our business. We do not, however, have any prior experience integrating any new companies into ours, and we believe that integration of a new company’s operation and personnel will require significant management attention. The diversion of our management’s attention from our business and any difficulties encountered in the integration process could have an adverse effect on our ability to manage our business.

We may pursue acquisitions of companies, technologies and personnel that are complementary to our existing business. However, our ability to grow through future acquisitions or investments or hiring will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates, and the availability of financing to complete larger acquisitions. We may face significant competition in executing our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities or incurrence of debt, contingent liabilities or impairment of goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop and any particular acquisition or investment may not produce the intended benefits.

Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, customers, licensors and other suppliers as a result of the integration of new businesses.

We may be subject to infringement and misappropriation claims in the future, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services or technologies.

Our success depends, in part, on our ability to carry out our business without infringing the intellectual property rights of third parties. We may be subject to litigation involving claims of patent, copyright or trademark infringement, or other violations of intellectual property rights of third parties. Future litigation may cause us to incur significant expenses, and third-party claims, if successfully asserted against us, may cause us to pay substantial damages, seek licenses from third parties, pay ongoing royalties, redesign our services or technologies, or prevent us from providing services or technologies subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

The successful operation of our business depends upon the performance and reliability of the Internet infrastructure and fixed telecommunication networks in China.

Our business depends, in part, on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the MIIT. In addition, the national networks in China are connected to the Internet through international gateways controlled by the PRC government. These international gateways are the only channels through which a domestic user can connect to the Internet. A more sophisticated Internet infrastructure may not be developed in China. We or the players of online games may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure.  As one of our important business partners are Internet cafés in China, intensified government regulation of Internet cafés could limit our ability to maintain or increase our net revenues and expand our customer base.

We rely on Internet cafes as our business partners in China to provide our services to the final users. Starting in 2001, the Chinese government began tightening its supervision of Internet cafés, closing unlicensed Internet cafés, requiring those remaining open to install software to prevent access to sites deemed subversive and requiring web portals to sign a pledge not to host subversive sites. In February 2007, 14 PRC national government authorities, including the MIIT, the Ministry of Culture and the General Administration of Press and Publication, jointly issued a notice suspending nationwide approval for the establishment of new Internet cafés in 2007 and enhancing the punishment for Internet cafés admitting minors. This suspension may continue indefinitely. Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional Internet café chains and discourages the establishment of independent Internet cafés, may slow down the growth of Internet cafés.

As Internet cafés are the primary venue for users to use our service, any reduction in the number, or any slowdown in the growth, of Internet cafés in China will limit our ability to maintain or increase our net revenues and expand our customer base, which will in turn materially and adversely affect our business and results of operations.

Our business may be adversely affected by public opinion and government policies in China.

Internet cafés, which are currently the most important outlets for online games, have been criticized by the general public in China for having exerted a negative influence on young people. Due primarily to such adverse public reaction, regulators in China have tightened their regulation of Internet café operations through, among other things, suspending the issuance of new operating licenses and further reducing the hours during which the Internet cafés are permitted to remain open for business. Also, local and higher-level governmental authorities may from time to time decide to more strictly enforce age limits and other requirements relating to Internet cafés as a result of the occurrence of, and the media attention on, gang fights, arson and other incidents in or related to Internet cafés. As most of our customers access online games from Internet cafés, any restrictions on Internet café operations could result in a reduction of the amount of time the customers spend on online games or a reduction in or slowdown in the growth of the player base. Moreover, any adverse public reaction to the online game industry may discourage players from spending too much time playing online games, which could limit the growth of or reduce our net revenues. In addition, it is also possible that the Chinese government authorities may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction or otherwise. Any such restrictions on online game playing would adversely affect our business and results of operations.

Our operations may be adversely affected by implementation of new addiction-related regulations.

The Chinese government may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction to perceived addiction to online games, particularly by minors. On April 15, 2007, eight PRC government authorities, including the State Press and Publication Administration, the Ministry of Education and the Ministry of Information Industry issued a Notice on the Implementation of Online Game Anti-Addiction System to Protect the Physical and Psychological Health of Minors (the “Anti-Addiction Notice”), requiring all Chinese game operators to adopt an “anti-addiction system” in an effort to curb addiction to online games by minors. Under the anti-addiction system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor players by half when those players reach the “fatigue” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. This system allows game operators to identify which players are minors. Failure to comply with the requirements under the Anti-Addiction Notice may subject us to penalties, including but not limited to suspension of the operation of online games, revocation of the licenses and approvals for Internet cafes’ operations, rejection or suspension of the application for approvals, licenses, or filings for any new games, or prohibiting Internet cafes from operating any new game.

Internet cafes currently do not allow the admission of juvenile players. If these restrictions are expanded to apply to adult players in the future, it could have a material and adverse effect on our business, financial condition and operating results.

Risks Related to International Operations

Substantially all of our assets may be located in the PRC and substantially all of our revenue may be derived from our operations in the PRC. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in such country.

The PRC economic, political and social conditions, as well as government policies, could affect our business. For instance, the PRC economy differs from the economies of most developed countries in many respects. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 2.5% against the U.S. dollar in 2005, 3.3% in 2006, and 6.5% in 2007. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations

Our corporate structure may limit our ability to receive dividends from, and transfer funds to, our PRC subsidiary, which could restrict our ability to act in response to changing market conditions.

Moqizone is a holding company. Shanghai MoqiZone, our indirectly wholly-owned subsidiary established in China has entered into contractual arrangements with the VIE through which we conduct our wireless value-added activities and receive substantially all of our revenues in the form of service fees. We rely on dividends and other distributions on equity paid by our subsidiary and service fees from the VIE for our cash requirements in excess of any cash raised from investors and retained by us. If our subsidiary incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

In addition, PRC law requires that payment of dividends by our subsidiary can only be made out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, our subsidiary is also required to set aside no less than 10% of its after-tax net income each year to fund certain reserve funds unless such reserve funds have reached 50% of the registered capital of our subsidiary, and these reserves are not distributable as dividends. Any limitation on the payment of dividends by our subsidiary could materially adversely affect our ability to grow, fund investments, make acquisitions, pay dividends, and otherwise fund and conduct our business. Any transfer of funds from our company to our PRC subsidiary, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval of Chinese governmental authorities, including the relevant administration of foreign exchange and/or the relevant examining and approval authority. These limitations on the free flow of funds between us and our PRC subsidiary could restrict our ability to act in response to changing market conditions.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

In addition, on October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice 75”), which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005.

According to Notice 75:

(a)
prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

(b)
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

(c)
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change in the capital of the offshore company that does not involve any return investment, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

In addition, SAFE issued updated internal implementing rules (“Implementing Rules”) in relation to Notice 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.

As a result, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, if required by Notice 75, Implementing Rules or other applicable PRC laws and regulations, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our business combination strategy and adversely affect our business and prospects following a business combination.

The PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

On August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission (“CSRC”) and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, which took effect as of September 8, 2006.  This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the new regulation does not expressly provide that approval from the CSRC is required for the offshore listing of a SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which owns controlling contractual interest in the VIE. We believe that the new M&A regulation and the CSRC approval are not required in the context of the share exchange because (i) the Share Exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals, (iii) we are owned or substantively controlled by foreigners.  However, we cannot assure that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the Share Exchange circumvented the new M&A rules, the PRC Securities Law and other rules and notices, especially when taking into consideration of the performance-based incentive option arrangement by way of the share transfer between Mr. Cheung and other management.

If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required for this Offering, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering before settlement and delivery of the shares being offered by us.

The new M&A rules, along with foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our prospective partner’s ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control. In addition, such Chinese domestic residents may be unable to complete the necessary approval and registration procedures required by the SAFE regulations. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

Because Chinese law will govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

New PRC enterprise income tax law could adversely affect our business and our net income.

On March 16, 2007, the National People’s Congress of the PRC passed the new Enterprise Income Tax Law (or “EIT Law”), which took effect on of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25.0% on all companies established in China. Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%.

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10.0% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate).  Per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, a Hong Kong company as the investor, which is considered a “non-resident enterprise” under the EIT Law, may enjoy the reduced withholding tax rate of 5% if it holds more than 25% equity interest in its PRC subsidiary.  As MoqiZone Hong Kong is the sole shareholder of Shanghai MoqiZone, substantially all of our income will be derive from dividends we receive from Shanghai MoqiZone through MoqiZone Hong Kong.  When we declare dividends from the income in the PRC, we cannot assure whether such dividends may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China as the PRC tax authorities may regard our MoqiZone Hong Kong as a shell company only for tax purpose and still deem Shanghai MoqiZone in the PRC as the subsidiary directly owned by the Company. Based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, issued on February 20, 2009 by the State Administration of Taxation, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

Investors should note that the new EIT Law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified.  Any increase in our tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Under the new EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and holders of our securities.

Under the new EIT Law, an enterprise established outside of China with its “de facto management body” in China is considered a “resident enterprise,” meaning that it can be treated the same as a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law defines “de facto management body” as an organization that exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of an enterprise. Currently no interpretation or application of the new EIT Law and its implementing rules is available, therefore it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that our Hong Kong holding company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide income as well as PRC enterprise income tax reporting obligations. This would mean that income such as interest on offering proceeds and other non-China source income may be subject to PRC enterprise income tax at a rate of 25%. Second, although under the new EIT Law and its implementing rules dividends paid to us by our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, a 10% withholding tax may be imposed on dividends we pay to our non-PRC shareholders.

Related transactions in China may be subject to a high level of scrutiny by the PRC tax authorities. The contractual arrangements entered into among our PRC subsidiary, our affiliated entity and its shareholders may be subject to audit or challenge by the PRC tax authorities; a finding that our PRC subsidiary or our affiliated entity owes additional taxes could substantially reduce our net income and the value of your investment.

Under PRC tax law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We may have related transactions that are not at arm’s length price. If any of the transactions we enter into with potential future PRC subsidiaries and affiliated PRC entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such potential future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In particular, we could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements among our PRC subsidiary, the VIE, and the shareholders of the VIE do not represent arm’s-length prices and adjust any of their income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in, for PRC tax purposes, a reduction of expense deductions recorded by our PRC subsidiary or the VIE or an increase in taxable income, all of which could in turn increase our tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on our PRC subsidiary or the VIE for under-paid taxes.

Our Chinese operating company is obligated to withhold and pay PRC individual income tax in respect of the salaries and other income received by their employees who are subject to PRC individual income tax. If it fails to withhold or pay such individual income tax in accordance with applicable PRC regulations, it may be subject to certain sanctions and other penalties, which could have a material adverse impact on our business.

Under PRC laws, our Chinese operating company will be obligated to withhold and pay individual income tax in respect of the salaries and other income received by its employees who are subject to PRC individual income tax. Our Chinese operating company may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for its employees in accordance with the applicable laws.

In addition, the PRC State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) are required to pay PRC individual income tax in respect of their income derived from exercising or otherwise disposing of their stock options. Our Chinese subsidiary will be obligated to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

We may not be able to continue as a going concern because it’s not clear that they will be able to indefinitely raise enough resources to stay operational

Our accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have sustained a loss since inception of US$24,671,816 and, as of December 31, 2009, has only generated a nominal amount of revenue from Netcafe Farmer software license fee. In addition, the Company had cash or cash equivalents of approximately US$584,000 as of December 31, 2009. This amount represents the balance of the approximately US$4.3 million of net proceeds from the recent Financings. We originally believed that these funds were sufficient to maintain current operations until March 2010. On March 29, 2010, we completed a private equity financing of $1,956,200, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. This financing will allow us to continue operations and business development until December 31, 2010 before additional capital is required to continue to execute our current growth plans. Accordingly, our current level of our revenues is not sufficient to finance all of our operations on a long-term basis. We continue to attempt to raise additional debt or equity financing as our operations do not produce sufficient cash to offset the cash drain of our general operating and administrative expenses. Accordingly, our business and operations are substantially dependent on our ability to raise additional capital to: (i) supply working capital for the expansion of sales and the costs of marketing of new and existing products; and (ii) fund ongoing selling, general and administrative expenses of our business. If we do not receive additional financing, we may have to restrict or discontinue our business. Our success is dependent on future financings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, our independent auditors, Paritz & Company, P.A., have expressed substantial doubt concerning our ability to continue as a going concern. As of December 31, 2009, we had a stockholders’ deficiency of $24,324,044 and a net loss of $23,441,283 for the year ended December 31, 2009. We will continue incurring additional expenses as we implement our growth in the fiscal year of 2010, which will reduce our net income in 2010. If we are not able to achieve profit or continue to raise capital from additional financings to fund our operation, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 63.95% of our outstanding common stock.  Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.  During the month of March 2010, our common stock traded an average of approximately 5 shares per day.  As of April 14, 2010, the closing bid price of our common stock was $3.77 per share.  As of April 14, 2010, we had approximately 114 shareholders of record of our common stock, not including shares held in street name.  In addition, during the past two fiscal years our common stock has had a trading range with a low price of $0.01 per share and a high price of $15.00 per share.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Additionally, because our stock is thinly trading, there is a disparity between the bid and the asked price that may not be indicative of the stock’s true value.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

We currently have a total of 3,616,650 warrants issued and outstanding in the 2009 and 2010 Financings.  Associated with these financings, we also have 756,663 Placement Agent Warrants issued and outstanding. The exercise price of these warrants range from $1.80 to $3.00 per share, subject to adjustment in certain circumstances.  Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise.  In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.  Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

Our common stock is considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it is designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

(a)	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(b)	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(c)	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(d)	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(e)
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock.  We plan to retain any future earnings to finance our business growth.

Item 1B. Unresolved Staff Comments

This section is not applicable to us as we are a smaller reporting company.

Item 2.  Properties.

We currently do not own any property and all of our offices are through rental agreements.  Our rental cost in Hong Kong is approximately $1,300 per month (with 3 staff and as registered office for MobiZone Hong Kong). Rental for Shanghai office is approximately $6,000 per month (with 25 staff and as registered office of Shanghai MoqiZone) and Shenzhen is approximately $1,000 per month (with 1 staff and as registered office for SZ Alar). We do not have an official Beijing office since we terminated our relationship with SZ Mellow.  We are using the office of Tai Ji Office as a temporary Beijing representative office (with 3 staff). We also have a representative office in Chengdu and the rental cost is approximately $500 per month (with 5 staff).

Item 3.  Legal Proceedings.

In January 2009, Shanghai Moqizone entered into an Exclusive Business Cooperation Agreement and certain ancillary agreements, including an Equity Pledge Agreement, Exclusive Option Agreement, Loan Agreement and Irrevocable Power of Attorney with SZ Mellow.  This arrangement was necessary as a foreign owned company, such as Moqizone, cannot directly hold an ISP license in China, As a result, similar VIE arrangements, whereby the ISP license is held by a domestically owned Chinese company but the operations are directed by the foreign owned entity, are common.  Pursuant to our agreement with SZ Mellow, we had a right to direct and control the management of SZ Mellow and an option to purchase the equity of SZ Mellow in the event that Chinese law permits such acquisition. Following our successful capital raise and entry to the U.S. capital markets, the Chinese shareholders of SZ Mellow, who are also parties to the VIE agreements between Moqizone and SZ Mellow refused to cooperate with management of Moqizone and demanded additional consideration beyond what was set forth in the existing agreements. MoqiZone considered that the shareholders were acting in contravention of the existing VIE agreements and consulted legal counsel with regard to potential remedies.  On September 21, 2009, we served SZ Mellow and their respective shareholders a demand letter pursuant to the VIE Agreement demanding, amongst other things, the return of approximately US$117,647 (RMB800,000) cash, capital equipment and also provided a 30 day notice  to terminate VIE agreement. As of December 31, 2009, we have not had any response from the shareholders of the SZ Mellow in relation to our demands. We have been advised that the serving of the 30 day notice is sufficient to terminate the VIE Agreement between the Company and SZ Mellow.  Accordingly, The SZ Mellow Agreements were terminated at the expiry of the 30-day notice on October 20, 2009. The Company is considering taking legal action against the SZ Mellow and the shareholders of SZ Mellow in order to enforce our further demands.

Other than the abovementioned litigation matters, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses.  There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Neither we nor any of our subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.  (Removed and reserved.)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our Common Stock is currently quoted on the over–the-counter (“OTC”) Bulletin Board under the symbol “MOQZ.”. Prior to August 27, 2009, shares of our common stock were quoted on the OTC Bulletin Board under the trading symbol “TLHO”. Prior to October 6, 2003, our common stock was traded on the OTC Bulletin Board under the symbol “SLDE” and prior to August 9, 2002, our common stock was traded on the OTC Bulletin Board under the symbol “SUN.”

Accordingly, the following table sets forth the quarterly high and low bid prices for our common stock since the quarter ended March 31, 2008.  The prices below have been adjusted for the recent reverse split and represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended March 31, 2008	$0.07	$0.02
Quarter ended June 30, 2008	$0.07	$0.01
Quarter ended September 30, 2008	$0.02	$0.01
Quarter ended December 31, 2008	$0.02	$0.01
Quarter ended March 31, 2009	$0.03	$0.01
Quarter ended June 30, 2009	$0.05	$0.01
Quarter ended September 30, 2009	$15.00	$0.01
Quarter ended December 31, 2009	$10.00	$2.01

On April 14, 2010, the closing price of the Common Stock was $3.77 and we had approximately 114 record holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends
We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sale of Unregistered Securities.
We have disclosed recent sales of unregistered securities in Current Reports on Form 8-K that we filed on June 3, 2009 and March 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans
We did not have any equity compensation plans as of December 31, 2009.  Our Board of Directors may adopt an equity compensation plan in the future.

Item 6.  Selected Financial Data.

Selected Financial Data - Consolidated Statement of Operations Data:

	Years ended December 31,
	2009	2008
	(in thousands)

Revenues	$1	$-
Cost of revenues	-	-
Gross profit	1	-
Depreciation and amortization expenses	(54)	-
Selling, general and administrative and research and development expenses	(3,348)	913
Other expense	(20,040)	-
Income taxes	-	-
Net profit (Loss)	(23,441)	(913)
Foreign adjustment	4	(6)
Comprehensive income (Loss)	(23,550)	(919)

Selected Financial Data - Consolidated Balance Sheet Data:

	As of December 31,
	2009	2008
	(in thousands)	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$584	$18
Prepayments, deposits and other receivable	80	-
Inventory	-	-
Other current assets	-	-
Property and equipment, net	899	199
Intangibles, net	-	-
Loan receivable	-	249
Due from related parties	1	-
Total assets	1,565	466
Total Current Liabilities	25,889	1,187
Long-term liabilities	-	-
Total Liabilities	25,889	1,187
Total Stockholders’ Deficit	$(24,324)	$(721)

Supplementary Financial Information
Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of MoqiZone for the fiscal years ended December 31, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this Form 10-K.

Overview

We are a Chinese online game delivery platform company that offers digital infrastructure solutions to China’s online game industry. Through our Shanghai MoqiZone subsidiary, we provide an online game delivery platform delivering contents of online games that are hosted by us to internet cafes which have installed Netcafe Farmer and/or our WiMAX equipment in China via our Netcafe Farmer software or our proprietary MoqiZone WiMAX Network. The Moqizone Network is a secured distribution platform for online game developers and operators to promote publish and monetize online game content. Our primary business focus is to provide content delivery to the viral online gaming market and connect game players to online content providers in China. Our MoqiZone WiMAX Network is a wireless virtual proprietary network designed to provide online game content hosted by us to the internet cafes which have installed our WiMAX equipment. The business model could eliminate 50% of costs associated with incumbent digital media content delivery.  Our targeted market is licensed internet cafes in cities where the internet cafés business is more developed. Our existing penetration to internet cafes is low; however, we have already successfully deployed a few WiMax test sites in Beijing, Suzhou and Shenzhen in Fall 2009 and have aligned ourselves with local internet café associations in order to accelerate our business penetration. We have also launched commercial deployment in Chengdu on December 15, 2009. As of December 31, 2009, in Chengdu there are over 30internet cafés installed with our CPE and 15 of which are utilizing our Moqizone WiMAX Network, approximately 100 internet cafés are connected to the Moqizone gaming delivery platform to access the games on www.53mq.com and over 700 Internet Cafés accessing Moqizone servers via NetCafe Farmer. In addition, we have 293 CPE and 43 Base Stations in the inventory for immediate deployment. We have not generated any revenue from MoqiZone WiMAX Network and little revenue from Netcafe Farmer as of December 31, 2009 as we are providing our WiMAX installation to the internet cafes free of charge. Once a substantial number of WiMAX installed internet cafes are participating in our business, we plan to initiate our charged services to the internet cafes.

Our revenue will be generated from cash collected from game players through issuing universal prepaid game cards. We provide a profit sharing online billing system for internet cafes, game providers, marketing promotion companies and ourselves, via www.moqizone.com, enabling profit sharing through the universal Moqizone Prepaid Card. It effectively prevents discounted online game cards, helps internet cafés avoid obsolete prepaid card inventory and at the same time is more user friendly by unifying prepaid game cards across different content providers’ games. The universal prepaid game card will be distributed only via internet cafés and will be collected through our POS system. In addition, our software provides real-time reporting, payment and customer tracking via www.moqizone.com to internet cafés and content providers. It allows customer behavior tracking from POS data and stronger gamer community management. Therefore, we are able to establish a direct relationship with gamers, content providers and café owners through our Moqizone WiMAX Network.

Although we launched over 30 WiMAX connected internet cafes in our test cities in 2009, they were open only for testing purposes and were not revenue producing.  Subject to our ability to secure necessary financing, our goal is to deploy our online game content delivery platform on the MoqiZone WiMAX Network in various targeted cities in China. We plan on: (a) expanding into Beijing in the 2nd quarter of 2010 through execution of Memorandum of understanding with the Beijing Internet Café Association which represents 1,542 Internet Cafés in Beijing; and (b) launching commercial deployment in Chengdu, Jinan, Nanjing, Beijing, Changsha, Fuzhou, Guizhou, Suzhou and Zhengzhou.

As of April 14, 2010, we have launched three websites: (a) www.moqz.com, our company’s corporate website; (b) www.moqizone.com, a business-to-business or B2B portal which supports Internet Café online billing and profit share with Net cafés and content providers; and (3) www.53mq.com, a business-to-customer or B2C portal which delivers game content through a client end interface to gamers. www.53mq.com was launched on November 30, 2009. We are currently hosting 14 games from 2 online game companies through executed agreements which include 1 MMORPG or Massively Multiplayer Online Role Playing Game – “Dragon Rider”, the “Moqi Entertainment Village” which is a casual game platform with 13 different games and we are linked with over 30 external games which servers are not hosted by us.

In addition, 4 companies have agreed to memorandums of understanding (“MOU”) and they are representing a total of 16 games. 5 online games have been presented proposals and are under negotiation. Furthermore, we have an alliance with Zebra Music, a top music video channel in China and Hapame 3D Social Network Sites (SNS) which is the first domestic built 3D virtual world.

We have recently established a partnership with Win’s Entertainment Limited (“Win’s”), a major motion picture producing company in Hong Kong through a series of proprietary content agreements. In November 2009, we were contracted to develop the online game for Win’s movie, Tiger Tang 2 (“Tiger Tang 2 Game”) and we also acquired the exclusive rights from Win’s for publishing Tiger Tang 2 Game. We are also currently under discussion with Win’s to develop online games for Win’s other movies as well as publish those games.

Our key business development objectives over the next two years are to grow and expand our business penetration servicing Internet cafes throughout selected targeted cities in China. These business objectives will require the build out of our MoqiZone WiMAX Network, continuous technological development of our portals including but not limited to www.moqizone.com and www.53mq.com, and also aggregation of online game content. We will not be able to generate significant revenue until we have a basic foundation for all of these components.

Liquidity and Capital Resources

On June 1 and August 11, 2009, we raised a total of US$4,945,000 from 11 accredited investors in two private placements.  As a result of the financings, we issued a total of approximately 494.5 Units of securities each consisting of (a) $10,000 of 8% exchangeable convertible notes of MoqiZone Hong Kong due March 31, 2011 , (b) three year Class A callable warrants to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants to purchase 2,778 shares of common stock of the Company at an exercise price of $3.00 per share. Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately US$4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock. Following our reverse split, the Notes were converted in shares of Series A Preferred Stock.  The financings were completed pursuant to exemption from registration provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.

The Company has sustained a loss since inception of US$24,671,816 and has generated little revenue from Netcafe Farmer software license fee as of December 31, 2009. In addition, the Company had cash or cash equivalents of approximately US$584,000 as of December 31, 2009.  This amount represents the balance of the approximately US$4.3 million of net proceeds from the recent Financings. We originally believed that these funds were sufficient to maintain current operations until to operate until March 2010. On March 29, 2010, we completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. This financing will allow us to continue operations and business development until December 2010 before additional capital is required to continue to execute our current growth plans. Based on our current business development plans, we will need approximately US$2 million of additional financing to fund our WiMAX deployment to the point where our cash flow from operating activities will be positive and a further US$1 million to aggregate and license contents. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 21, 2009, we acquired a client-end software called “Netcafe Farmer” which was originally developed by Mr. Liu Qian in 2006. The total consideration paid was RMB650,000 (or approximately US$95,000). By acquiring Netcafe Farmer, the Company also recruited Mr. Liu Qian and his development team of 4 people. The incremental salary is approximately $75,500 (RMB516,000) per annum. It is expected that the income generated from existing Netcafe Farmer business will substantially subsidize the monthly additional salary expenses.

Critical Accounting Policies and Estimates

Our financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Fair Value.

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company may estimate the fair value of the Warrants and Preferred stock using various pricing models and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of similar traded securities, and other factors generally pertinent to the valuation of financial instruments.  In regards to the warrants issued in our financings, Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.  The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

Stock Compensation.

We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of the FASB ASC 718, “Compensation-Stock Compensation”. It requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period.

We periodically issue common stock for acquisitions and services rendered.  Common stock issued is valued at the estimated fair market value, as determined by our management and board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

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

Basis of Presentation - Development Stage Company

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Entities”, as set forth in ASC 205-915.  Among the disclosures required by ASC 205-915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of the Company’s inception.

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

Impairment of long-lived assets.  We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SASC 360-15, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

Deferred income taxes.   The Company accounts for income taxes in accordance with ASC 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Income Taxes

Moqizone Holdings Corporation, formerly Trestle Corporation, Inc., is a Delaware corporation and conducts all of its business through our Shanghai MoqiZone subsidiary. All business is conducted in PRC. As the Delaware holding company has not recorded any income for the year ended December 31, 2009 and 2008, it is not subject to any income taxes in the United States. Moqizone Holdings Limited was incorporated in the Cayman Islands. Under the laws of Cayman Islands, the Company is not subject to tax on income or capital gain. In addition, payment of dividends by Moqizone Holdings Limited is not subject to withholding tax in the Cayman Islands.

Under the current Hong Kong Inland Revenue Ordinance, MoqiZone Hong Kong is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong. Additionally, payments of dividends by MoqiZone Hong Kong to us are not subject to any Hong Kong withholding tax.

The new Enterprise Income Tax Law (or EIT Law) imposes a unified income tax rate of 25.0% on all companies established in China. Shanghai MoqiZone and the VIE are subject to 25% PRC income tax.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered as a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%.

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10.0% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate).  As MoqiZone Hong Kong is the sole shareholder of Shanghai MoqiZone, the dividends from Shanghai MoqiZone may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China.

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

Results of Operations

The following table shows the results of our business.  All references to the results of operations and financial condition are those of Moqizone Holdings Corporation, formerly “Trestle Holdings, Inc.”.

Comparison of Fiscal Year Ended December 31, 2009 and 2008

Year Ended December 31	2009		2008
Revenues	US$	1,372	US$	0

Cost of revenues	US$	0	US$	0

Gross profit	US$	1,372	US$	0

Depreciation and amortization expense	US$	53,902	US$	0

Selling, general and administrative expenses	US$	3,317,913	US$	913,157

Other income (expense)	US$	(20,040,393)	US$	(325)

Income taxes	US$	0	US$	0

Net Loss	US$	(23,441,283)	US$	(913,482)

Foreign currency translation adjustment	US$	3,723	US$	(5,577)

Comprehensive income (Loss)	US$	(23,549,799)	US$	(919,059)

Revenues. Total revenues for the year ended December 31, 2009 were US $1,372.  This was generated from the license fee of Netcafe Farmer during the fiscal year of 2009. Total revenues for the year ended December 31, 2008 were US$0. We are only in the initial stages of launching our business plan of providing “last mile” connectivity to those internet cafes installed with our WiMAX equipment and have joint into our MoqiZone WiMAX Network. In our 2009 fiscal year, management also continued to place a greater emphasis on aggregating content and building out our infrastructure.  Management continued its emphasis on working to provide an online game content delivery via our platform.  Management believes that our emphasis on development and expansion of overall platform will yield increased revenues in our 2010 fiscal year and beyond.  Furthermore, management believes that over the next two years as we work towards growing and expanding our business penetration in Internet cafes throughout targeted cities in China, we will experience significant revenue growth.  However, until we recruit a substantial number of WiMAX installed Internet cafes participating in our business, we will not be able to commence marketing or begin generating significant revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$3.32 million for the year ended December 31, 2009 as compared to approximately US$913,000 for the year ended December 31, 2008, an increase of approximately US$2.40 million or 263%. The increase was mainly due to our active expansion of operations, including commercial deployment on December 15, 2009 in Chengdu, where we provided our WiMAX installation to the internet cafes free of charge, the consolidation of company operation in January 2009 and our increase of staffing as well as legal expenses, due diligence expenses and other professional expenses in relation to the Financings.  Since January, 2009, we have gradually increased the number of staffing in various departments including, without limitation, sales and marketing, software programming, customer services as well as network deployment for site visits. We  have had approximately 10 technical related staff in charge of base station build out, network deployment, game portal development, and data centre management, as well as research and development. We also have a team of approximately 5 people focusing on online games and other contents aggregation and 5 people on sales and marketing. Senior management now constitutes of approximately 10 people. We have also established branch offices in Chengdu as well as in Shanghai which office supervises our operations in Suzhou. Legal expenses were increased as we engaged our Chinese lawyers to assist with various aspects of our reorganization and our corporate development.  In addition, we began to incur legal expenses related to various aspects related to maintaining our US public listing, including expenses related to our offering and reverse merger. Management expects that general and administrative expenses will continue rise as we continue to expand our operations.  However, we believe that any increase will begin to be offset by our expected revenue growth.

Other expense.   Interest expense, net of interest income was approximately US$100,000 for the year ended December 31, 2009, and the interest income for the year ended December 31, 2008 was US$240. Additionally, losses related to the amortization of certain placement fee associated with our convertible note financing was roughly US$58,000 for the year ended December 31, 2009 as compared to nil for the year ended December 31, 2008. Loss on foreign currency transactions was roughly US$14,000 for the year ended December 31, 2009, as compared to US$565 for the year ended December 31, 2008. Non cash item includes a change in fair value of warrants of approximately $19.87 million for the facial year of 2009.As a result, other expenses for the year ended December 31, 2009 and 2008 were approximately US$20.04 million and US$325 respectively.

Net loss.   Net loss was approximately US$23.44 million for the year ended December 31, 2009, as compared to net loss of approximately US$913,000 for the year ended December 31, 2008, an increase of US$ 22.53 million. This increase was substantially due to loss associated with the change in fair value of the recently issued warrants and other expenses related to our recent reverse merger and financing. In fact, $19.87 million of this net loss was due to change in fair value of the warrants from our recent financing. In addition, the net loss also increased due to our commercial deployment in Chengdu on December 15, 2009, the consolidation of company operation in January 2009 and the increase of staffing as well as legal expenses, due diligence expenses, other professional expenses in relation to the Financings and the change in the fair value of the warrants. In the near term, Management believes that our net loss may actually increase until we begin to gain traction and start producing revenue from the delivery of online game content via our Network.

Foreign Currency Translation Adjustment.   Our reporting currency is the US dollar.  Our local currency, Renminbi (RMB), is our functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period and equity accounts are translated at historical rate.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to a gain of US$3,723 and a loss of US$5,577 as of December 31, 2009, and 2008 respectively.

Comprehensive Loss.   As a result of the above, the comprehensive loss, which adds the currency and dividend on preferred shares adjustments to Net Income, were roughly US$23.55 million for the year ended December 31, 2009, as compared to the comprehensive loss of approximately US$919,000 for the year ended December 31, 2008, an increase of US$22.63 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

MOQIZONE HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Moqizone Holding Corporation (A Development Stage Company)
Hong Kong, China

We have audited the accompanying balance sheets of Moqizone Holding Corporation (A Development Stage Company) (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in owners’ equity (deficiency) and cash flows for the periods from inception (August 29, 2007) to December 31, 2009 and for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company has sustained a loss since inception of $24,671,816 and the Company has only earned revenues of US $1,372 for the year ended December 31, 2009. In addition, the Company has a working capital deficiency of $25,223,291 as of December 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moqizone Holding Corporation (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods from inception (August 29, 2007) to December 31, 2009 and for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Paritz & Company, P.A.
Hackensack, New Jersey
April 15, 2010

MOQIZONE HOLDING CORPORATION

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$584,300	$18,286
Prepayments, deposits and advances	80,180	-
Due from related parties	1,071	-
Total current assets	665,551	18,286

Property and equipment, net	899,247	198,717

Loan receivable	-	249,284

Total assets	$1,564,798	$466,287

LIABILITIES
Current liabilities:
Accounts payable	$58,339	$66,237
Other payables and accruals	202,468	13,013
Accrued directors’ fees	228,901	771,420
Interest payable	85,707	-
Warrant liabilities	25,313,369	-
Convertible loan payable	-	316,437
Due to related parties	58	20,374
Total current liabilities	$25,888,842	$1,187,481

Shareholders’ deficit
Common stock , par value $0.001, 40,000,000 share authorized, 13,620,260 issued and outstanding at December 31 2009 and capital at 2008	$13,620	$514,027
Series A preferred shares, par value $0.001, 15,000 authorized, 1,145 and none issued and outstanding at December 31, 2009 and 2008, respectively	1	-
Additional paid-in capital	447,355	-
Deficit accumulated during development stage	(24,784,055)	(1,230,533)

Accumulated other comprehensive income/(loss) – foreign exchange adjustment	(965)	(4,688)
Total shareholders’ deficit	(24,324,044)	(721,194)

Total liabilities and shareholders’ deficit	$1,564,798	$466,287

See notes to financial statements

MOQIZONE HOLDING CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,		From inception (August 29, 2007) to
	2009	2008	December 31, 2009
REVENUE	$1,372	$-	$1,372

COSTS AND EXPENSES:
Research and development expense	(30,447)	-	(30,447)
Depreciation and amortization expense	(53,902)	-	(53,902)
Selling, general and administrative expense	(3,317,913)	(913,157)	(4,548,138)
LOSS FROM OPERATIONS	(3,400,890)	(913,1570	(4,631,115)

OTHER (EXPENSES)/INCOME:
Interest expense, net of interest income	(100,092)	240	(99,835)
Change in fair value of warrants	(19,867,901)	-	(19,867,901)
Amortization of placing fees of convertible notes	(58,115)	-	(58,115)
Loss on foreign currency transactions	(14,285)	(565)	(14,850)
TOTAL OTHER EXPENSES	(20,040,393)	(325)	(20,040,701)

NET LOSS	$(23,441,283)	$(913,482)	$(24,671,816)

Dividend on preferred shares	(112,239)	-	(112,239)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(23,553,522)	(913,482)	(24,784,055)

Foreign currency translation	3,723	(5,577)	(965)

COMPREHENSIVE LOSS	(23,549,799)	(919,059)	(24,785,020)

Net income per share:
Basic	$(5.31)	$(1.30)	$(10.81)

Diluted	$(5.31)	$(1.30)	$(10.81)

Weighted average number of shares used in computation:
Basic	4,433,418	703,794	-

Diluted	4,433,418	703,794	-

See notes to financial statements

MOQIZONE HOLDING CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009 and 2008

	Ordinary shares (US$0.001 par value)		Series A		Additional	Accumulated other	Deficit accumulated during	Total
	Number of shares	Par value	preferred shares	Paid-in Capital	paid-in capital	comprehensive income/(loss)	development stage	shareholders’ deficit
Balance as of August 29, 2007	-	$-	$-	$-	$-	$-	$-	$-

Capital contribution				316,003				316,003
Net loss							(317,051)	(317,051)
Foreign exchange translation difference						889		889
Balance as of December 31, 2007	-	-	-	316,003	-	889	(317,051)	(159)

Capital contribution				166,011				166,011
Capital issued for directors’ fees				32,013				32,013
Net loss							(913,482)	(913,482)
Foreign exchange translation difference						(5,577)		(5,577)
Balance as of December 31, 2008	-	-	-	514,027	-	(4,688)	(1,230,533)	(721,194)

Recapitalization of Trestle Holdings, Inc.	179,115,573	179,116		(514,027)	334,911			-
Reverse split	(178,411,779)	(178,412)			178,412			-
Conversion of series B preferred stock	10,743,000	10,743			(10,743)			-
Capital issued for directors’ fees					771,563			771,563
Amortized placement agent fee					(436,385)			(436,385)
Conversion of loan to preferred shares			5		4,944,995			4,945,000
Initial take-up of warrant liability	-				(5,447,575)			(5,447,575)
Conversion of preferred shares to common shares	2,111,111	2,111	(4)					2,107
Net loss							(23,553,522)	(23,553,522)
Foreign exchange translation difference						3,723		3,723
Common stock issued for dividends	62,355	62			112,177		-	112,239
Balance as of December 31, 2009	13,620,260	13,620	1	0	447,355	(965)	(24,784,055)	(24,324,044)

See notes to financial statements

MOQIZONE HOLDING CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,		From inception (August 29, 2007) to
	2009	2008	December 31, 2009
Operating activities:
Net loss	$(23,441,283)	$(913,482)	$(24,671,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital issued for directors’ fees and officers’ salaries	-	32,013	292,883
Depreciation and amortization	53,902	-	53,902
Amortization of placement fees of convertible notes	58,115	-	58,115
Interest expenses	79,670	-	79,670
Warrant liabilities	19,867,901	-	19,867,901
Change in operating assets and liabilities:
Other receivables	(80,180)	-	(80,180)
Accounts payable	(7,898)	30,137	58,339
Other payables and accruals	195,492	780,383	979,925
Accrued payroll	228,901	-	228,901
Due from/to related parties	(21,387)	-	21,387
Net cash used in operating activities	(3,066,767)	(70,949)	(3,153,747)

Investing activities:
Acquisition of property and equipment	(752,183)	(158,417)	(950,900)
Net cash used in investing activities	(752,183)	(158,417)	(950,900)

Financial activities:
Loan receivable	249,284	(249,284)	-
Borrowing of convertible notes payable	4,450,500	316,437	4,766,937
Repayment of convertible notes	(316,437)	-	(316,437)
Payments to owners and officers	-	(22,851)	20,374
Capital contribution	-	166,011	221,144
Net cash provided by financing activities	4,383,347	210,313	4,692,018

Effect of exchange rate on cash	1,617	(5,311)	(3,071)

Net increase in cash	566,014	(24,364)	584,300

Cash, beginning of year	18,286	42,650	-

Cash, end of year	$584,300	$18,286	$584,300

Supplement disclosure of cash flow information
Interest paid	21,008	-	21,008

Supplement disclosure of non cash transactions
Issuance of stock for dividends	$112,239	$-	$112,239
Warrant liability incurred in connection with convertible note	25,313,369	-	25,313,369
Forgiveness of director’s fee	771,563	(0)

See notes to financial statements

MOQIZONE HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  ORGANIZATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements include the financial statements of MoqiZone Holding Corporation (the “Company”), its subsidiaries of MoqiZone Holdings Limited, a Cayman Island corporation (“MoqiZone Cayman”), MobiZone Holdings Limited, a Hong Kong corporation (“MobiZone Hong Kong”), MoqiZone (Shanghai) Information Technology Company Limited (“Shanghai MoqiZone”) and a variable interest entity (“VIE”), Shenzhen Alar Technology Company Limited (“Shenzhen Alar”).  The Company, its subsidiaries and VIE are collectively referred to as the “Group”.  MobiZone Hong Kong operates a Chinese online game content delivery platform company that delivers last mile connectivity to internet cafes installed with our WiMAX equipment and which have joined into our MoqiZone WiMAX Network.

The Share Exchange Agreement, Reverse Merger and Reorganization

On March 15, 2009, Trestle Holdings, Inc. (the “Trestle”) entered into a Share Exchange Agreement with MoqiZone Cayman, Cheung Chor Kiu Lawrence, the principal shareholder of MoqiZone Cayman (“Cheung”), and MKM Capital Opportunity Fund Ltd. (“MKM”), our principal stockholder (the “Agreement”).  MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MobiZone Hong Kong and MobiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone.

On June 1, 2009, pursuant to the Agreement, and as a result of MoqiZone Hong Kong’s receipt of $4,345,000 in gross proceeds from the financing described below, we acquired all of the issued and outstanding capital stock of MoqiZone Cayman in exchange for the issuance to Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our sought to be created Series B convertible preferred stock.  The transaction was regarded as a reverse merger whereby MoqiZone Cayman was considered to be the accounting acquirer as it retained control of Trestle after the exchange and Trestle is the legal acquirer.  The share exchange was treated as a recapitalization and, accordingly, Trestle reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2008.  The Financial Statements have been prepared as if MoqiZone had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

As of August 28, 2009, our corporate name changed to from Trestle Holdings, Inc. to MoqiZone Holding Corporation and our authorized capital increased by 10,000,000 shares of preferred stock.  Pursuant to the additional financings we closed in August 2009 and the authority vested in our Board of Directors, we also filed a certificate of designation of Series A preferred stock and certificate of designation of Series B preferred stock with Delaware’s Secretary of State to designate 15,000 of the 15,000,000 shares of preferred stock as Series A preferred stock and 10,743 of the 15,000,000 shares of preferred stock as Series B preferred stock.

On August, 31, 2009, a one-for-254.5 reverse stock split became effective and reduced outstanding shares of our common stock to 703,794 shares.  Following the reverse stock split described and per the terms and conditions of our share exchange, the  Series B Preferred Stock automatically (and without any action on the part of the holders) converted (on the basis of 1,000 shares of common stock for each share of Series B Preferred Stock) into an aggregate of 10,743,000 shares of our common stock, representing approximately 95% of our issued and outstanding shares of common stock, on a fully-diluted basis, as at the time of conversion (but prior to the issuance of any other equity or equity type securities).

As a result of these transactions, our authorized capital now consists of 40,000,000 shares of common stock, 14,974,257 shares of undesignated preferred stock, whose terms shall be determined by the board of directors at the time of issuance, 15,000 shares of Series A preferred stock, and 10,743 shares Series B preferred stock.

Note 2.  PRINCIPAL ACCOUNTING POLICIES

(1)	FASB Establishes Accounting Standards Codification ™

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

(2)	Basis of Presentation

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

(3)	Development Stage Company
MoqiZone Group (the “Company”) has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, MoqiZone Group’s activities have been accounted for as those of a “Development Stage Enterprise.”  Among the disclosures required are that the financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of inception.

(4)	Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE subsidiary for which the Company is the primary beneficiary.  All transaction and balances among the Company, its subsidiaries and VIE subsidiary have been eliminated upon consolidation.

The Group has adopted “Consolidation of Variable Interest Entities .  This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

To comply with PRC laws and regulations that restrict foreign ownership of companies that operate online games, the Company operates its online games mainly through Shenzhen Alar, which is wholly owned by certain PRC citizens.  Shenzhen Alar holds the licenses and approvals to operation line games in the PRC.

Pursuant to the contractual arrangements with Shenzhen Alar, MoqiZone Shanghai mainly provides the following intra-group services to Shenzhen Alar.

●	Gaming related licensing service;
●	Software licensing service;
●	Equipment and maintenance service;
●	Strategic consulting service;
●	Licensing of billing technology; and
●	Billing service.

In addition, MoqiZone Shanghai has entered into agreements with Shenzhen Alar and its equity owners with respects to certain shareholder rights and corporate governance matters that provide the Company with the substantial ability to control Shenzhen Alar.  Pursuant to these contractual arrangements:

●
The equity owners of Shenzhen Alar have granted an irrevocable proxy to individuals designated by MoqiZone Shanghai to exercise the right to appoint directors, general manager and other senior management of Shenzhen Alar;

●	Shenzhen Alar will not enter into any transaction that may materially affect its assets, liabilities, equity or operations without the prior written consent of MoqiZone Shanghai.

●	Shenzhen Alar will not distribute any dividend;

●
The equity owners of Shenzhen Alar have pledged their equity interest in Shenzhen Alar to MoqiZone Shanghai to secure the payment obligations of Shenzhen Alar under all the agreements between Shenzhen Alar and MoqiZone Shanghai; and

●	The equity owners of Shenzhen Alar will not transfer, sell, pledge or dispose of their equity interest in Shenzhen Alar without any prior written consent of MoqiZone Shanghai.

As a result of these agreements, the Company is considered the primary beneficiary of Shenzhen Alar and accordingly Shenzhen Alar’s results are consolidated in the Company’s financial statements.

(5)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and highly liquid investment placed with banks, which have original maturities less than three months.  Cash and cash equivalents kept with financial institutions in the People’s Republic of China (“PRC”) are not insured or otherwise protected.  Should any of those insinuations holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

(6)	Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Network equipment                               3 years
Computer equipment                             3 years
Leasehold improvements                      Lesser of the term of the lease or the estimated useful lives of the assets
Furniture and fixtures                            3 years

(7)	Computer software

Purchased computer software for internal use is capitalized and amortized over its estimated useful live starting when it is placed in service.

(8)	Impairment of long-lived assets and intangible assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  No impairment was recognized during the year ended December 31, 2009 and 2008.

(9)	Derivative Financial Instruments

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments we held as of December 31, 2009, were not designated as hedges.

(10)	Policy Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  We license a client-end software to internet cafes for them to automatically update their client-end software on a real time basis.  Revenue for such licensing fee is recognized on a straight-line basis over the license period.

(11)	Deferred income taxes

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

(12)	Foreign currency translation

Since the Group operates solely in Hong Kong and the PRC, the Group’s functional currency is the Hong Kong Dollar (“HKD”) and the Renminbi (“RMB”).  Assets and liabilities are translated into U.S. Dollars at the exchange rates at the end of each reporting period and records the related translation adjustments as a component of other comprehensive income (loss).  Revenue and expenses are translated using average exchange rates prevailing during the period.  Foreign currency transaction gains and losses are included in current operations.

(13)	Comprehensive income (loss)

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

(14)	Recent accounting pronouncements

The Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, “Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other non-amortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS No. 141R, “Business Combinations”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets:), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements did not have any material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”).  The adoption of this Update did not have any material effect on the Company’s Consolidated Financial Statements

Note 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained a loss since inception of approximately $24,671,816 and has generated little revenues from operations since inception. In addition, the Company has a stockholders’ deficit of approximately $24,324,000 as of December 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4.  DUE FROM/TO RELATED PARTIES

The amounts are due from/to the directors, officers of MoqiZone Group and the companies being controlled by them, are non-interest bearing and are due on demand.

Note 5. ACQUISTION OF NETCAFE FARMER

Netcafe Farmer

On December 21, 2009, we acquired a client-end software called Netcafe Farmer. This acquisition was accounted for under the acquisition method of accounting.  The cost of the acquisition was approximately US$95,000 (or RMB650,000) and is being amortized over its estimated useful life. Proforma results of operations as if the acquisitions occurred at the beginning of the periods included in the financial statements are not presented as they would be immaterial. By acquiring Netcafe Farmer, the Company also recruited Mr. Liu Qian and his development team of 4 people. Their incremental salary is approximately US$75,500 (or RMB516,000) per annum.

Note 6.  LOAN RECEIVABLE

The loan receivable is non-interest bearing and has been received in 2009.

Note 7.  PROPERTIES AND EQUIPMENT

Property and equipment and its related accumulated depreciation as of December 31, 2009 and 2008 are as follows:

	2009	2008

Computers and related equipment	601,387	40,969
Office equipment	40,639	368
Software	291,514	157,380
Furniture and fixtures	17,360	-
	950,900	198,717
Less: accumulated depreciation	(51,653)	-
Net book value	899,247	198,717

Note 8.  CONVERSION OF CONVERTIBLE NOTES

Upon effectiveness of the Reverse Split on August 31, 2009, each $1,000 principal amount of Notes (see Note 1) was automatically cancelled and exchanged for one share of Series A Preferred Stock.  Since we sold a total of 494.5 Units, upon exchange of the Notes, a total of 4,945 shares of Series A Preferred Stock were issued, which were convertible into an aggregate of 2,747,222 shares of common stock, subject to anti-dilution and other adjustments as provided in the Series A Preferred Stock Certificate of Designations.

We raised a total of $4,945,000 from 11 accredited investors from the Financings after repayment of the Convertible Notes.  As a result of the Financings, we issued a total of approximately 494.5 Units of securities each consisting of (a) the Notes, (b) the Class A Warrants, and (c) the Class B Warrants.  Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately $4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock.  The net proceeds from the Financings are to be used for working capital and general corporate purposes.  We are obligated to file a registration statement within 150 days of the second closing, providing for the resale of the shares of common stock underlying the securities issued pursuant to the Financings.

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

•	all of the issued and outstanding Notes have been, by their terms be deemed cancelled;

•
all interest accrued on the Notes (at the rate of 8% per annum) from the date of issuance to the date of cancellation will be paid, at the Company’s option, in cash or in a shares of Trestle common stock valued at $1.80 per share;

•
each $1,000 principal amount of cancelled MobiZone Hong Kong Note has been exchanged for one share of Series A Preferred Stock, $0.001 par value per share.  The Series A Preferred Stock (i) a liquidation value of $1,000 per share, (ii) vote, together with the Trestle common stock, on an “as converted basis”, and (iii) are convertible, at any time after issuance, at the option of the holder, into shares of the Company’s common stock at a conversion price of $1.80 per share, subject to customary adjustments, including weighted average anti-dilution protection.

Pursuant to the terms of the Financing, the Company has agreed to cause (i) the maximum number of shares of Moqizone common stock issuable upon conversion of all shares of Series A Preferred Stock and (ii) the maximum number of Class A Warrant Shares and Class B Warrant Shares to be registered for resale under the Securities Act of 1933, as amended, pursuant to a registration rights agreement, which provides inter alia that Moqizone shall file a registration statement for the Registrable Shares within 30 days after the completion of the Reverse Stock Split and cause the registration statement to become effective within 150 days after the completion of the Reverse Stock Split or 180 days in the event of a full review by the SEC.  If Moqizone does not comply with the foregoing obligations under the registration rights agreement, it will be required to pay cash liquidated damages to Investors, at the rate of 2% of the $10,000 offering price of each Unit sold in the offering ($200.00) for each 30 day period after the Registration Date that such Registrable Shares have not be registered for resale under the Securities Act of 1933, as amended; provided that, such liquidated damages shall not exceed $1,000 per Unit sold in the offering (a minimum of $400,000 and a maximum of $800,000); provided, however, that such liquidated damages shall not apply to any Registrable Shares that are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act of 1933, as amended

In addition, in the event the Company’s revenues for the year ending December 31, 2010 shall equal or exceed $21,560,000, the management shareholders of MoqiZone Cayman shall be issued warrants to purchase up to 900,000 additional shares of the Company’s common stock at an exercise price of $1.80 per share, exercisable for a period of three years.

Under the terms of the Share Exchange Agreement, all of the shareholders of MoqiZone Cayman who are members of our senior management have deposited in an escrow account an aggregate of 900,000 shares of the Company’s common stock.  These shares (the “Performance Shares”) will be delivered to the management group shareholders only in the event that the Company achieves certain performance targets over the twelve consecutive months commencing July 1, 2009 and ending June 30, 2010 (the “Measuring Period”).  If $6,000,000 or more raised in the Financing, then: (i) in the event that we realize at least $19,171,000 (the “Target Revenue”) of revenues by the end of the Measuring Period, all of the Performance Shares will be released to the management group, and (ii) in the event that less than the Target Revenue is realized by the end of the Measuring Period, a pro-rata portion of the Performance Shares shall be distributed to the purchasers of the Units offered hereby, based upon 0.2347 Performance Shares for each USD $1.00 that the actual revenues achieved by the end of the Measuring Period shall be less than the Target Revenue, or 45,000 Performance Shares for each 1% of $19,171,000 ($191,710) by which the actual revenues shall be less than the Target Revenue. If less than $6,000,000 is raised in the Financing, then: (i) in the event that we realize at least $10,450,000 (the “Lower Target Revenue”) in reported revenues by the end of the Measuring Period, all of the Performance Shares will be released to the management group and (ii) in the event that less than $10,450,000 of reported revenues are realized by the end of the twelve month Measuring Period, a pro-rata portion of the Performance Shares shall be distributed to the purchasers based upon 0.4306 Performance Shares for each USD $1.00 that the actual revenues achieved by the end of the Measuring Period shall be less than the Lower Target Revenue, or 45,000 Performance Shares for each 1% of $10,450,000 ($104,500) by which the actual revenues shall be less than the Lower Target Revenue. As we only raised $5,245,000 which is less than $6,000,000 from our Financings, the Lower Target Revenue scenario will be applicable.

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

Note 9.  WARRANT LIABILITY

As described in Note 8 (Conversion of Convertible Notes), we issued a total of approximately 494.5 Units of securities each consisting of (a) the Notes, (b) the Class A Warrants, and (c) the Class B Warrants.  Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately $4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock will be issued.  The Class A warrants have an exercise price of $2.50 per share with a three year term and the Class B warrants have an exercise price of $3.00 per share with a three year term.

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

Warrant Liability

The warrants that each investor received as a result of our Financing and conversion of the convertible notes (see Note 10 for additional details) contained a down round protection if the company sells or issue shares at a price per share less that the then-applicable warrant price.  As such and in accordance with the accounting guidelines, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value.  The Company determined the fair value of the warrants as follows as of August 31, 2009 (effective issuance date).

The Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (three years), underlying stock price of $5.09 (as at August 31, 2009 – effective date of conversion), no dividends; a risk free rate of 1.49% which equals three -year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 55.24%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $9,968,597.

The Company performed the same calculations as of December 31, 2009, to revalue the warrants as of that date.  In using the Black Scholes option-pricing model, the Company used an underlying stock price of $10.00 per share; no dividends; a risk free rate of 1.7% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77% The resulting aggregate allocated value of the warrants as of December 31, 2009 equaled approximately $25,313,000.  The change in fair value of approximately $19,868,000 was recorded for the year ended December 31, 2009.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity.  Until that time, the warrant liability will be recorded at fair value based on the methodology described above.  Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

Note 10.  ACCOUNTING FOR SERIES A PREFERRED STOCK

The management has adopted FASB ASC 480-10, “S99 SEC Materials”. Under this rule, ASR 268 requires equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. As there was no redemption provision attached to Series A Preferred Stock, it has been classified as permanent equity.

The management has also adopted FASB ASC 815-15-25-1. It requires that an embedded derivative shall be separated from the host contract and accounted for as a derivative if and only if all of the following three criteria are met: a. the economics characteristics and risks of the embedded derivative are not clearly and closely related to the economics characteristics and risks of the host contract. b. The hybrid instrument is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur. c. A separate instrument with the same terms as the embedded derivative would be a derivative instrument subject to the requirements of section 815-10-15. Additionally, under FASB ASC 815-15-25-16 through FASB ASC 815-15-25-18, if the host contract encompasses a residual interest in an entity, then its economic characteristics and risks shall be considered that of an equity instrument and an embedded derivative would need to possess principally equity characteristics (related to the same entity) to be considered clearly and closely related to the host contract. Given the fact that the Series A Preferred Stock encompasses a residual interest in the company and it is related to the company itself,  the conversion feature is clearly and closely related to the host instrument. Thus, the embedded conversion feature in Series A preferred stock should not be account as a derivative instrument.

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

Note 11.   PREFERRED STOCK DIVIDENDS

On December 31, 2009, the board of directors passed a resolution to issue 62,355 shares of our common stock as dividends to the holders of our Series A Convertible Preferred Stock.  The number of shares issued was calculated at a rate of 8% per annum (subject to a pro rata adjustment) of the liquidation preference amount payable in shares equal to (i) the dividend payment divided by (ii) $1.80.  As such, the shares were valued at approximately $112,239 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

Preferred Stock Dividends Issued on December 31, 2009

Date	Preferred Stock	Common Shares Issued	Dividend Value

12/31/2009	Series A	62,355	$112,239

Note 12.  INCOME TAX/SALES TAX

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

As of December 31, 2009, we have a deferred tax asset of approximately US$721,000, resulting from available net operating loss carryforwards on a financial reporting basis for which a 100% valuation has been applied.

Note 13.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents and prepayments and other current assets.  As of December 31, 2009 and 2008 substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC and in Hong Kong, which management believes are of high credit quality.

Note 14.  COMMITMENTS AND CONTIGENCIES

Operating lease agreements

The Company has entered into leasing arrangements relating to office premise and computer equipment that are classified as operating lease.  Future minimum lease payments for non-cancelable operating leases as of December 31, 2009 are as follows:

2010	66,016

Legal Contingencies

In January 2009, Shanghai Moqizone entered into an Exclusive Business Cooperation Agreement and certain ancillary agreements, including an Equity Pledge Agreement, Exclusive Option Agreement, Loan Agreement and Irrevocable Power of Attorney with SZ Mellow.  This arrangement was necessary as a foreign owned company, such as Moqizone, cannot directly hold an ISP license in China, As a result, similar VIE arrangements, whereby the ISP license is held by a domestically owned Chinese company but the operations are directed by the foreign owned entity, are common.  Pursuant to our agreement with SZ Mellow, we had a right to direct and control the management of SZ Mellow and an option to purchase the equity of SZ Mellow in the event that Chinese law permits such acquisition. Following our successful capital raise and entry to the U.S. capital markets, the Chinese shareholders of SZ Mellow, who are also parties to the VIE agreements between Moqizone and SZ Mellow refused to cooperate with management of Moqizone and demanded additional consideration beyond what was set forth in the existing agreements.

Management’s position is that the shareholders were acting in contravention of the existing VIE agreements and consulted legal counsel with regard to potential remedies.  On September 21, 2009, we served SZ Mellow and their respective shareholders a demand letter pursuant to the VIE Agreement demanding, amongst other things, the return of approximately US$117,647 (RMB800,000), certain computer equipment and also provided a 30 day notice  to terminate VIE agreement. As of December 31, 2009, we have not had any response from the shareholders of the SZ Mellow in relation to our demands. We have been advised that the serving of the 30 day notice is sufficient to terminate the VIE Agreement between the Company and SZ Mellow.  Accordingly, The SZ Mellow Agreements were terminated at the expiry of the 30-day notice on October 20, 2009. The Company is considering taking legal action against the SZ Mellow and the shareholders of SZ Mellow in order to enforce our further demands.

Note 15.  SUBSEQUENT EVENTS

We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. Pursuant to the financing, we issued a total of 869,422 units of our securities at $2.25 per unit. Each Unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Series C Warrant (the “Series C Warrant”) and Series D Warrant (the “Series D Warrant”), collectively the “Warrants”), with the total amount of Warrants of each Series exercisable to purchase that number of shares of Common Stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Each of the Warrants has a term of three (3) years.

In connection with this financing, we paid cash compensation to a placement agent in the amount of approximately $196,000. We also granted warrants to purchase up to 86,942 shares of common stock, Series C Warrants to purchase up to 43,471 shares of common stock and Series D Warrants to purchase 43,471 shares of common stock to the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors that are included in the Units.

We have evaluated events after the date of these financial statements through April 14, 2010, the date that these financial statements were issued.  There were no other material subsequent events as of that date.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective August 13, 2009, we dismissed our principal accountant and the client-auditor relationship between us and Goldman Parks Kurland Mohidin (“GPKM”) ceased.  On that same day, we engaged Paritz & Company, PA (‘Paritz”) as our principal independent accountant.  We do not have an audit committee, but our Board approved changing our auditors.  GPKM served as our independent public accountant from 2006 to the date of their dismissal.  The GPKM’s audit reports for our past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2008 and 2007 and in the subsequent interim periods through the date of dismissal – August 13, 2009, there were no disagreements with GPKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of GPKM would have caused GPKM to make reference to the matter in their report.

Paritz reviewed the financial balance sheet of Trestle Holdings, Inc. as of June 30, 2009 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the six months ended June 30, 2009. Other than the aforementioned review and report, during our two most recent fiscal years and the subsequent interim periods prior to engaging Paritz on August 13, 2009, we have not previously consulted with Paritz regarding either (i) the application of accounting principles to a  specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to that item) between us and GPKM, as there were no such disagreements, or another reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) during our two most recent fiscal years and any later interim period; we also have not received any written report or any oral advice concluding that there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

In connection with Paritz audit, we requested that they review the disclosure contained above and provided them with an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our views expressed above or the respects in which they do not agree with our statements above. Paritz informed us that no such letter is necessary.

We provided GPKM with a copy of the disclosures in this Report and requested that GPKM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not GPKM agrees with the statements in this Item 4. A copy of the letter dated August 13, 2009 furnished by GPKM in response to that request was filed as Exhibit 16 to the 8-K which was filed on August 13, 2009.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Management.

Management reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, Management concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table and text set forth the names and ages of all directors and executive officers, as well as some of our significant employees – who are not executive officers, but who are expected to make significant contributions to our business, as of the date of this filing, April 15, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting. There are no family relationships among our directors and executive officers; however, our Vice President of Sales and Marketing, Leo Cheung is Lawrence Cheung’s, our CEO, brother.  Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

In connection with the Share Exchange, Mr. Stoppenhagen resigned as our Interim President, CEO and CFO as of June 5, 2009; each of our directors tendered their resignation as one of our directors on that same day. Our Board of Directors appointed Cheung Chor Kiu Lawrence (Lawrence Cheung) to serve as our Chief Executive Officer and become one of our board members effective immediately.  Messrs. Benjamin Chan was nominated to serve as our directors with such appointment to be effective on June 19, 2009. Mr. Paul Lu was appointed as our director on November 3, 2009.

Name	Age	Position
Lawrence Cheung	42	Chairman of the Board of Directors, Chief Executive Officer
Benjamin Chan	36	Director, Company Secretary, Vice President of Finance
Paul Lu	45	Director
Sam Huang	57	Chief Technology Officer
Leo Cheung	37	Vice President of Sales and Marketing
Qi Sun	46	Consultant of Internet café Channel Development
Calvin Ng	36	Vice President of System and Information Control
Qing Guo Wu	42	Vice President of Government Relationships
Vivian Qian	39	Financial Controller
Chris Wong	37	Business Strategist

Lawrence Cheung, the Chairman of the Board and Chief Executive Officer.  Mr. Lawrence Cheung is one of the founders of MobiZone Hong Kong in 2007 and since then has been acting as the director of MobiZone Hong Kong. Mr. Cheung is an expert in online entertainment business in China with extensive senior management experience including successful IPO of Gamania, the top online game company in Taiwan. He served as COO for Gamania Digital Entertainment Ltd in 2002 and founded MobiChannel Ltd subsequently. Mr. Cheung also pioneered the first interactive TV company and foreign ISP in Shanghai to deliver video online in 1998. Prior to becoming an entrepreneur, Mr. Cheung had worked as Finance Director of J Walter Thompson Advertising Ltd. in 1996 and Audit Manager at KPMG Shanghai since 1994. He has a BSC with honors from University of Bradford, England, and 3 years Chartered Accountants Training in England (ICAEW).

During the last five years, Mr. Cheung did not hold directorship in any public companies. During the past 10 years, Mr. Cheung has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Benjamin Chan, Director, Company Secretary and Vice President of Finance.  Mr. Benjamin Chan is one of the founders of MoqiZone Hong Kong. Mr. Chan is responsible for the finance of the Company.  He joins the Board with a strong legal background.  He is a qualified Australian barrister and solicitor and has practiced in the telecom media and technology sector. His professional highlights include the successful tendering of the first pay television broadcasting license in Hong Kong as well as involving into many other local listing activities.  He was also a corporate consultant for various listed companies in Hong Kong from 2000 to 2003. During 2003 to present, Mr. Chan operates various successful businesses including IT solution providers, IT equipment trading, medical business manufacturing as well as the current MoqiZone operations. Mr. Chan holds a Bachelor of Commerce Degree, majoring in finance and account, and a Bachelor of Laws Degree from the University of Melbourne, Victoria, Australia.

During the last five years, Mr. Chan did not hold directorship in any public companies. During the past 10 years, Mr. Chan has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Paul Lu, Director.  Mr. Paul Lu is a certified public accountant in the United States. He is also an independent director of Astro Corp., a company listed on the Taiwan Stock Exchange under the stock code: 3064. In addition, Mr. Lu is a director of Bright International Group Limited, a company listed on the Hong Kong Stock Exchange under the stock code: 1163; the chairman and director of Green Power (Baoding) Limited, a business involved in renewable energy; and, he is a managing director of Twin Oaks Capital LLC. Previously, Mr. Lu also worked as an audit manager at the US firm Koo Chow & Co, CPA. Accordingly, Mr. Lu has extensive experience in accounting and financial management. Mr. Lu holds a Master in Business Administration degree from California State University at Los Angeles.

During the past 10 years, Mr. Lu has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Sam Huang. Chief Technology Officer.  Mr. Huang is one of the founders of MoqiZone Hong Kong. Mr. Huang has been involved in MobiTech and MobiZone Hong Kong since 2005 together with Lawrence Cheung and is currently in charge of our technology development department, MoqiZone WiMAX Network operations as well as our gaming platform development. Prior to joining the MoqiZone group, Mr. Huang was formerly CTO of Beijing Quantum Limited deploying 3.5GHz WiMAX technology and has over 20 years experience in network management and planning. He was the deputy general manager in Wai Te Mobile Communication Ltd.. Prior to telecom industry, he was the investment manager for Hong Kong Macau Investment Group, and Manager for Hangzhou Mechanical Tools Factory. Mr. Huang has a degree in material engineering.

Leo Cheung. Vice President of Sales and Marketing.  Mr. Cheung is in charge of our Sales and Marketing Department and Shanghai Moqizone operations since 2009. During the two years prior to joining MoqiZone group, Mr. Cheung joined another online game company, Optic Communications, which is a subsidiary of CDC Corporation (NASDAQ:CHINA) as Project Director of "The Lord of the Rings Online" and Director of Marketing. Mr. Cheung was formally the Director of E-sports department and Manager of Channel Development of the IPTV Division of Shanda Interactive Entertainment (NASDAQ:SNDA) in 2005. Mr. Cheung was the founder of the 2 national licensed China Electronic Sports Tournament Organization, namely China Internet Gaming (CIG) and China E-sports Games (CEG).

Qi Sun. Consultant of Internet café Channel Development.  Mr. Sun is currently the Chairman of the Beijing Internet Café Association. Mr. Sun has a wide national network in the Internet café industry and will be supervising our business development and co-operation with Internet cafes. Mr. Sun has over 10 years of experience in the online game industry and was one of the founders and management of a major Beijing Internet café chain operation from 2002 to 2008.

Calvin Ng. Vice President of System and Information Control.  Mr. Ng is one of the founders of MoqiZone Hong Kong. Mr. Ng is in charge of all of our system and documents control, as well as corporate information control. Mr. Ng was also involved in MobiTech and MobiZone Hong Kong together with Lawrence Cheung in promoting the company services to internet cafes. Mr. Ng was the founder of Green Digital, the biggest Internet Café association in China representing China Telecom’s Internet Café chain in 2002. Mr. Ng has over 6 years in the internet café business in China and has developed software which is used in most internet cafés in China.

Qing Guo Wu. Vice President of Government Relationships.  Mr. Wu’s responsibility is to supervise the internal and external security affairs of the Company. Mr. Wu has been working with various government departments for a long time and will be extremely valuable when the Company expands its business to unfamiliar provinces.

Vivian Qian. Financial Controller.  Prior to joining MoqiZone, Ms. Qian was the Chief Financial officer of a solar product manufacturing company. Ms. Qian used to be the Audit Partner of KPMG Shanghai from July 2005 to July 2008; and prior to that, Ms. Qian was acting as the Audit Senior Manager & Head of an audit department working with affiliates of US, European and Asian public companies, as well as domestic Chinese companies listed on the China and overseas markets. Ms. Qian is a member of the Chinese Institute of Certified Public Accounts.

Chris Wong. Business Strategist.  Mr. Wong is responsible for formulating business strategies of the Company to position our overall business development. Mr. Wong was previously employed as the business analysist for China Youth Foundation (a company listed on the main board of the Hong Kong Stock Exchange). Mr. Wong also worked for Shanda Interactive Entertainment (NASDAQ:SNDA) as the personal assistant to the Chairman and CEO. He is a consultant in the “Society of Industry Leader” for Vista Research, a business of Standard & Poor’s. He has an MBA from University of Bradford, England and membership from the Institute for the Management of Information Systems in 2002.

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

CORPORATE GOVERNANCE

Corporate governance is the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board of directors and vote on extraordinary matters; the board of directors is a company’s governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a company’s day-to-day operations. Our Board of Directors currently consists of three seats.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors. Due to our lack of operations and size prior to the Share Exchange, we do not have an Audit Committee or any other separate committees, discussed further below.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Corporation’s Chief Executive Officer works more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Corporation. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, based upon Mr. Cheung’s experienced leadership, Mr. Cheung’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

In January 2005, we adopted a Code of Ethics.  This Code provides rules and procedures to help the Company’s employees, officers and directors recognize and respond to situations that present ethical issues.  This Code applies to all of our employees, officers and directors, wherever they are located and whether they work for the Company on a full or part-time basis.  Compliance with this code is mandatory and those who violate the standards in this Code will be subject to disciplinary action.  The Company intends to review the Code of Ethics and shall determine if any revisions are necessary so that it complies with the NSYE Amex rules and regulations.

A copy of the Company’s Code of Ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Audit Committee and Financial Expert

Due to our lack of operations and size prior to the Share Exchange, we do not have an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “MOQZ” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. Our Board of Directors acts as our audit committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. At the present time, we believe that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

For these same reasons, we did not have any other separate committees prior to the Share Exchange.  All functions of a nominating committee, audit committee and compensation committee were, and continue to be performed by our Board of Directors.

We currently do not have a member of the Board of Directors who qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3) (iv) of Schedule 14A under the Exchange Act. However, our Board of Directors is in the process of searching for a suitable candidate for this position.

Item 11.  Executive Compensation

We strive to provide our named executive officers with a competitive base salary that is in-line with their roles and responsibilities when compared to peer companies of comparable size in the same or similar locality.

It is not uncommon for companies with operations primarily in China to have base salaries and bonuses as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibility, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, the base salary and bonus paid to our named executive officers is in line with our competitors.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program appropriate for executives of a public company, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options.  We expect that such compensation programs shall be comparative to our competitors in the industry and aimed to retain and attract talented individuals.

Executive Compensation

Trestle Executive and Director Compensation Information

Pursuant to a consulting agreement that we maintained with Venor, Inc., a consulting company over which Mr. Stoppenhagan is a principal, we paid Venor $61,000, $36,000 and $12,000 in 2007, 2008 and 2009, respectively as cash compensation for Mr. Stoppenhagen’s services as our Interim President and Secretary; additionally, Mr. Stoppenhagen received a $500 allowance per month for office expenses. Mr. Stoppenhagan did not receive any other compensation - not in the form of stock awards, stock options, or any other form.

The Company Executive and Director Compensation Information

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawrence Cheung, CEO	2009	$111,262	-	-	-	-	-	-	$111,262	(1)
Lawrence Cheung, CEO	2008	$0	-	-	-	-	-	-	$0	(2)
Benjamin Chan	2009	$83,447	-	-	-	-	-	-	$83,447	(3)
Benjamin Chan	2008	$0								(4)
Eric Stoppenhagen Interim President	2009	$12,000	-	-	-	-	-	$2,000	$14,000	(5)
Eric Stoppenhagen Interim President	2008	$36,000	-	-	-	-	-	$6,000	$42,000	(5)

(1)
(2)
No salary was paid in cash to the CEO Lawrence Cheung or any of the directors and other executives including Zhang Xin Hua, Sam Huang, Calvin Ng and Zheng Wei in 2007 and 2008. In 2007, all salary was accrued in the fiscal year ended December 31, 2007 and any outstanding salary of [US$294,860] was later capitalized as the share capital of MobiZone Hong Kong. Lawrence Cheung, Zhang Xin Hua, Sam Huang, Ling Tao, Calvin Ng, Zheng Wei had accrued salary of [US$771,420] for the fiscal year ended December 31, 2008, but all such outstanding salary was waived by each individual before the Financings.

(3)
Mr. Benjamin Chan is entitled to $83,447 for 2009 and has received $42,593 and $40.854 remains unpaid. The amount that Mr. Chan is entitled to represents his director fees in addition to his executive officer role as VP of Finance.

(4)	Ben’s 2008 compensation
(5)
Mr. Stoppenhagen received $3,000 per month as cash compensation for his services as our Interim President and Secretary; additionally, Mr. Stoppenhagen received a $500 allowance per month for office expenses.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We did not grant any options or awards to any of our named executive officers during our last two completed fiscal years nor did any of our executive officers exercise any such options or awards during such period.

Employment Agreements

We have employment agreements with all of our executive officers at market rates as determined by the board of directors and confidentiality agreements with our executive officers.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Compensation of Directors

As of December 31, 2009, Mr. Lawrence Cheung is entitled to approximately $111,262 for 2009 and Mr. Lawrence Cheung has received approximately $52,154 and $59,108 remains unpaid. Mr. Benjamin Chan is entitled to $83,447 for 2009 and has received $42,593 and $40.854 remains unpaid. The amounts that Messrs Lawrence Cheung and Benjamin Chan are entitled to represent their director fees in addition to their respective executive officer role as Chief Executive Office and VP of Finance. Paul Lu will be paid approximately $23,000 per annum as his director fees only.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Lu	$ 23,000						$ 23,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 14, 2010, we had a total of 13,667,764 shares of Common Stock.

The following table sets forth, as of April 14, 2010: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned currently; and (b) the names and addresses of each director, executive officer and significant employee, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from April 14, 2010.

Pursuant to the terms of the Share Exchange Agreement, Eric Stoppenhagan resigned as our Interim President, effective immediately.  All of our current directors tendered their resignation as our directors, which resignations were effective on June 19, 2009, the tenth day after mailing of a Schedule 14f-1 pursuant to Rule 14f-1 of the Securities Exchange Act of 1934, as amended to our stockholders.   On that same day, our Board of Directors appointed Cheung Chor Kiu Lawrence (Lawrence Cheung) to serve as the Chairman of our board and our Chief Executive Officer effective as of the close of the Share Exchange, and nominated Benjamin Chan to serve as our other director with such appointment to be effective on the tenth day after mailing the Schedule 14f.

The Company also appointed Paul Lu to be our director with such appointment being effective on November 3, 2009.

Unless otherwise noted, the principal address of each of the directors, officers and director nominee listed below is 7A-D Hong Kong Industrial Building, 444-452 Des Voeux Road West, Hong Kong.

Name	Current Amount and Nature of Beneficial Ownership (1)		Current Percentage of Outstanding Shares (1)
Eric Stoppenhagen (2)	196		*

MKM Opportunity Master Fund, Ltd (4)	1,272,086	(5)	8.81%

JSDWay Digital Technology (Samoa) Co., Ltd. (6)	704,008		5.15%

Cheung Chor Kiu Lawrence (Lawrence Cheung)	8,556,092	(7)	62.60%

Benjamin Chan	-		-

Lu Lo, Hsi-Kuang	184,150		1.35%

All Directors, Executive Officers and Director Nominees after the Share Exchange and after the Effective Date of this Schedule, As a Group	8,740,242		63.95%

* Represents less than 1%
(1)
The numbers are based on 13,667,764 shares of common stock outstanding. All Percentages have been rounded up to the nearest one hundredth of one percent and such percentage is based upon the amount of outstanding our common stock. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of April 14, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person

(2)	Mr. Stoppenhagan’s address is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198.

(3)
The person having voting, dispositive or investment powers over Strategic is Bruce Gallaway, Authorized Agent.  The address of Strategic is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198.

(4)
The person having voting, dispositive or investment powers over MKM is David Skirloff, Authorized Agent.  The address of Strategic is c/o Trestle Holdings, Inc., P.O. Box 4198, Newport Beach, CA 92661-4198.

(5)
This number represents: (i) 494,530 shares of Common Stock MKM held in Trestle prior the Share Exchange, assuming the Reverse Split is effected; (ii) an aggregate of 277,778 shares of common stock underlying the Series A Preferred Stock pursuant to the Financing; (iii) an aggregate of 111,000 shares of common stock underlying the Series C Preferred Stock that MKM shall receive upon conversion of the Series C Preferred Stock pursuant to the Financing; (iv) 138,889 shares of common stock underlying the Series A Warrants; (v) 138,889 shares of common stock underlying the Series B Warrants; (vi) 55,500 shares of common stock underlying the Series C Warrants; and (vii) 55,500 shares of common stock underlying the Series D Warrants.

(6)
The person having voting, dispositive or investment powers over JSDWay Digital Technology (Samoa) Co., Ltd. is JSDWay Digital Technology Company Limited, a Taiwan incorporated corporation. The address of JSDWay is c/o Equity Trust (Samoa) Limited, Equity Trust Chambers, P.O. Box 3269, Apia, Samoa.

(7)
After the Share Exchange, 900,000 of Mr. Cheung’s shares are subject to an escrow agreement pursuant to which such shares are to be released back to Mr. Cheung and/or to the Investors of the Financing, based upon certain performance targets as set forth in the Share Exchange Agreement dated March 15, 2009. In addition, Of the 8,556,092 shares that Mr. Cheung currently owns, he plans to transfer 5,235,883 shares to the following persons, subject to such persons achieving certain performance requirements under agreements to be entered into during the 1st or 2nd quarter of 2010. These proposed transfers and the prospective transferees are as follows: approximately 656,646 shares to Goodstand Holdings, Ltd., a company currently owned by Mr. Cheung, the shares of which will be transferred to Sam Huang – the Company’s Chief Technical Officer; approximately 1,553,770 shares to Cheerman Investment Ltd., a company currently owned by Mr. Cheung, the shares of which will be transferred to Zhang Xin Hua – the Company’s General Manager; approximately 1,477,483 shares to Bright Clever Holdings Ltd., a company currently owned by Mr. Cheung, the shares of which will be transferred to Zheng Wei; approximately 1,147,984 shares to Red Path Limited, and these shares will be transferred to Benjamin Chan – Vice President of Finance; approximately 400,000 shares to Calvin Ng– Vice President of System Control; After these transfers, Mr. Cheung will continue to own approximately 2,420,209 shares.

Change in the Control

As a result of consummation of the transactions under the Share Exchange Agreement, Trestle owns 100% of the capital stock of MoqiZone Cayman which, in turn owns 100% of the capital stock of MoqiZone Hong Kong and its wholly-owned Shanghai MoqiZone subsidiary.  The former stockholders of MoqiZone Cayman own an aggregate of 10,743,000 shares of Trestle common stock or approximately 95% of its outstanding Trestle common stock after giving effect to the transactions under the Share Exchange Agreements but before giving effect to dilution resulting from the conversion by investors of any of their shares of Series A Preferred Stock or the exercise of any of the Warrants issued and to be issued in the MoqiZone Hong Kong Unit offering.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Contractual Arrangements with the VIE and its Shareholders

PRC law currently limits foreign equity ownership of companies that provide wireless value-added services and Internet content services.  To comply with these foreign ownership restrictions, we operate our websites and provide online advertising services in China through a series of contractual arrangements with variable interest entities (“VIEs”) and their shareholders. We currently have VIE agreements with SZ Alar.   The shareholders of SZ Alar are Zheng Wei, Jiang Jin Kun, and Xiong Ping Bo. We refer to these VIE contractual arrangements “Sina Structure Portal Arrangement” agreements.  These agreements may be summarized, as follows:

Exclusive Business Cooperation Agreement.  Pursuant to the exclusive ten year business cooperation agreement between the VIE and Shanghai MoqiZone, Shanghai MoqiZone has the exclusive right to provide to the VIE comprehensive technology and consulting services related to the business of the VIE.  In consideration for such services, Shanghai MoqiZone is entitled to receive 100% of the net income of the VIE.

Equity Pledge Agreement.  Under the equity pledge agreement among the VIE, the shareholders of VIE and Shanghai MoqiZone, the shareholders of VIE pledged all of their equity interests in VIE to Shanghai MoqiZone to guarantee the VIE’s performance of its obligations under the exclusive business cooperation agreement. In the event that VIE were to breach its contractual obligations, Shanghai MoqiZone, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The equity pledge agreement will expire only after the VIE and its shareholders have fully performed their respective obligations under the exclusive business cooperation agreement.

Exclusive Option Agreement. Under an exclusive ten (10) year option agreement between the VIE, the shareholders of the VIE and Shanghai MoqiZone, the shareholders of the VIE have irrevocably granted to Shanghai MoqiZone or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the VIE for RMB10 or the evaluation amount of consideration permitted by applicable PRC law.  Shanghai MoqiZone or its designated person has sole discretion to decide when to exercise the option, whether in part or in full.

Loan Agreement.  Under the loan agreement between the shareholders of the VIE and MoqiZone Hong Kong, the parties confirmed that MoqiZone Hong Kong has made an interest-free loan to the shareholders of the VIE solely to enable the shareholders of the VIE to fund the initial capitalization of the VIE. The loan can be repaid only by sale of the shareholder’s equity interest in the VIE to MoqiZone Hong Kong. The term of the loan agreement is ten years from the date thereof.

Irrevocable Power of Attorney.  The shareholders of the VIE have each executed an irrevocable power of attorney to appoint Shanghai MoqiZone as their exclusive attorneys-in-fact to vote on their behalf on all the VIE matters requiring shareholder approval.  The term of each power of attorney is valid so long as such shareholder is a shareholder of the VIE.

The Performance Shares

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

Any Performance Shares distributable from the escrow will be made within ten business days after the final calculations with respect to the distribution of the Performance Shares are made, and will be distributed to investors in the MoqiZone Hong Kong financing on a pro-rata basis by which the amount of securities purchased by each investor bears to the total amount of securities sold. Performance Shares not distributed to investors will be returned to the management group at the end of the Measuring Period. The Board has not determined the persons who shall be entitled to the Performance Shares as at December 31, 2009 except that it shall be rewarded to employees with significant contributions to the Company.

The Performance Warrants

Certain of the members of our senior management will be, under the terms of the Share Exchange Agreement, entitled to receive three year warrants to purchase 900,000 shares of Trestle common stock, exercisable at $1.80 per share (the “Performance Warrants”) in the event that our audited net income as of the date that is 24 months after the Final Closing of the Financing shall equal or exceed $21,560,000, assuming that we complete this Offering with the sale of at least 600 Units for $6,000,000.  If however, we complete the Offering for an aggregate amount less than $6,000,000, than such persons shall only be entitled to receive the Performance Warrants in the event that our audited net income as of the date that is 24 months after the Final Closing of the Financing equals or exceeds $5,000,000.

Lock Up Agreements

All of the Trestle shares of common stock to be owned by the management shareholders will be restricted from public or private sale for a period of twelve months following the effective date of the registration statement registering the Series B Conversion Shares and Warrant Shares for resale under the Securities Act of 1933, as amended; following such twelve month period, management shall be allowed to sell up to 1/12 of their holdings each month for the next twelve months.

Review, Approval and Ratification of Related Party Transactions

We have not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing person (include spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed, except as follows:

Lawrence Cheung, Zhang Xin Hua, Sam Huang, Ling Tao, Calvin Ng, Zheng Wei had accrued salary of [US$771,420] accrued for the fiscal year ended December 31, 2008 but all such outstanding salary have been waived by all individuals before the Financings due to the delay in deployment of MoqiZone WiMAXWimax Network. The amount of $771,420 is classified as accrued directors’ fees in the accompanying balance sheet as of December 31, 2008. It is incurred as a result of the monthly directors’ fees of the management as a group of $59,340 and paid in 13 months. The salary for the 4 months period of January 1, 2009 to April 30, 2009 of Lawrence Cheung, Zhang Xin Hua, Sam Huang, Ling Tao, Calvin Ng, Zheng Wei and Benjamin Chan were all accrued  and the total amount is US$188,333.  And As of June 30, 2009, the company incurred another $232,616 of director fees with total accrued director fees and officer compensation of $1,004,036. All amounts were included in selling, general and administrating expenses and authorized pursuant to a Board of Directors resolution.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the audit of the Company’s  financial statements in the years ended December 31, 2009 and 2008, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $[   ] for 2009 and $[    ]  for 2008.

Audit-Related Fees

There were no fees billed by Paritz & Company for audit-related services for the years ended December 31, 2009 and 2008.

Tax Fees

Paritz & Company billed the Company $[   ] and $[   ] for tax related services for the years ended December 31, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by Paritz & Company for other services not described above for the years ended December 31, 2009 and 2008.

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

The Board has determined that the rendering of the services other than audit services by Paritz & Company is compatible with maintaining the principal accountant’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Moqizone Holding Corporation are included in Item 8:

o	Report of Independent Registered Public Accounting Firm.

o	Balance Sheets as of December 31, 2009 and 2008.

o	Statements of Operations and Comprehensive Loss for the Year ended December 31, 2009 and 2008.

o	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009 and 2008.

o	Statements of Cash Flows for the years ended December 31, 2009 and 2008.

o	Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit No.	Document
3.1	Certificate of Incorporation of MoqiZone Holding Corporation (Incorporated by reference to exhibit 3.1 of Registration Statement on Form S-1/A that we filed on January 26, 2010).

10.1	Form of Securities Purchase Agreement (Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.2	Form of 8% Exchangeable Note issued under Securities Exchange Agreement (Incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.3	Form of Registration Rights Agreement (Incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.4
Form of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (Incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.5
Form of Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (Incorporated by reference to exhibit 10.5 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.6	Form of Series A Warrant (Incorporated by reference to exhibit 10.6 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.7	Form of Series B Warrant (Incorporated by reference to exhibit 10.7 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.8	Form of Pledge Agreement (Incorporated by reference to exhibit 10.8 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.9	Form of Guaranty Agreement (Incorporated by reference to exhibit 10.9 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.10	Form of Share Escrow Agreement (Incorporated by reference to exhibit 10.11 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.11	Form of Exclusive Business Cooperation Agreement (Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K that we filed on September 25, 2009).

10.12	Netcafe Farmer Agreement (Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K that we filed on December 23, 2009).

99.1	Press Release (Incorporated by Reference to Exhibit 99.1 on the Current Report 9-K that we filed on August 11, 2009).

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moqizone Holding Corporation

Date: April [ ], 2010

By:
Lawrence Cheung
Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officer of Moqizone Holding Corporation do hereby constitute and appoint Lawrence Cheung with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April [ ], 2010
Lawrence Cheung
Chief Executive Officer, Acting Chief Financial Officer,
Acting Principal Accounting Officer and Chairman

Dated: April [ ], 2010
Benjamin Chan, Director

Dated: April [ ], 2010
Paul Lu, Director