Form 10-Q
period 2010-03-31
MOQIZONE HOLDING Corp
filed 2010-05-17
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of May 14, 2010, there were 13,667,764 shares of Common Stock, par value $0.001 outstanding,  1,145 shares of Series A Preferred Stock, par value is $.001, 0 shares of Series B Preferred Stock, par value is $.001, and  869,422 shares of Series C Preferred Stock, par value is $.001.

MOQIZONE HOLDING CORPORATION.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three ended March 31, 2010 and 2009 and from inception through March 31, 2010	4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and from inception through March 31, 2010	5

Unaudited notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4T. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Removed and Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	23

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash	$1,784,456	$584,300
Prepayments, deposits and other receivables	104,422	80,180
Due from related parties	-	1,071

Total current assets	1,888,878	665,551

Property and equipment, net	852,127	899,247

Total assets	$2,741,005	$1,564,798

LIABILITIES
Current liabilities:
Accounts payable	$87,078	$58,339
Other payables and accruals	153,567	202,468
Accrued directors’ fee	235,715	228,901
Due to related parties	58	58
Interest payable	-	85,707
Preferred stock dividend payable	23,872	-
Warrant liabilities	6,001,029	25,313,369
Liquidated damages payable	45,800	-
Total current liabilities	6,547,119	25,888,842

Shareholders’ deficit
Common stock, 40,000,000 share authorized, $0.001 par value, 13,667,764 and 13,620,260 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	13,668	13,620
Series A preferred stock, 15,000 share authorized, $0.001 par value, 1,145 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1	1
Series C preferred stock, 1,000,000 share authorized, $0.001 par value, 869,422 and 0 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	869	0
Beneficial Conversion Feature – Deemed Dividend	1,097,379	0
Warrants	546,298	0
Placement Agent Warrants	115,854	0
Additional paid in capital	532,817	447,355
Deficit accumulated during development stage	(6,143,005)	(24,784,055)
Accumulated other comprehensive income/(loss) - foreign exchange adjustment	30,005	(965)
Total shareholders’ deficit	(3,806,114)	(24,324,044)

Total liabilities and shareholders’ deficit	$2,741,005	$1,564,798

 See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended March 31,		From inception August 29, 2007 to March 31,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)

Revenue, net	1,585	-	2,957

Costs and expenses
Research & development expenses	(95,698)	-	(126,145)
Depreciation and amortization expense	(43,032)	-	(96,934)
Selling, general and administrative expenses	(459,957)	(405,289)	(5,008,095)
Loss from operations	(597,102)	(405,289)	(5,228,217)

Other (expenses)/income
Interest expenses, net of interest income	124	176	(99,711)
Gain/(Loss) on foreign currency transaction	(4,640)	-	(19,490)
Amortization of placing fees of convertible notes	-	-	(58,115)
Change in fair value of warrants	19,312,340	-	(555,561)
Liquidated damages for ineffective registration statement	(45,800)	-	(45,800)
Total other expenses	19,262,024	176	(778,677)

Net income (loss)	18,664,922	(405,113)	(6,006,894)

Dividend of Series A convertible preferred stock	23,872	-	136,111
Beneficial conversion feature related to Issuance of series C convertible preferred stock	1,097,379	-	1,097,379

Net income (loss) applicable to common stockholders	17,543,671	(405,113)	(7,240,384)

Other comprehensive income
Foreign currency translation adjustment	30,970		30,005

Comprehensive income (loss)	18,695,892	(405,113)	(5,976,889)

Net income per share:
Basic	1.28	(0.58)
Diluted	1.28	(0.58)

Weighted average number of shares used in computation:
Basic	13,664,597	703,794
Diluted	13,664,597	703,794

 See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three months ended March 31,		From inception August 29, 2007 to March 31, 2010
	2010	2009
	(unaudited)	(unaudited)	(unaudited)

Operating activities
Net income (loss)	18,664,922	(405,113)	(6,006,894)
Adjustments:
Capital issued for directors’ fees and officer’s salaries			292,883
Common stock issued for interest due on conversion of convertible debt into Series A preferred stock	85,510		85,510
Depreciation and amortization	43,032		96,934
Amortization of placement fees of convertible notes	0		58,115
Interest expenses	(85,707)		(6,037)
Warrant liabilities	(19,312,340)		555,561
Other receivables	(24,242)	(8,821)	(104,422)
Accounts payables	28,739	(78)	87,078
Other payables and accruals	(48,901)	283,933	888,250
Accrued directors’ fees	6,814		235,715
Liquidated damages payable	45,800		45,800
Due from/to related parties	1,071		22,458
Net cash used in operating activities	(595,302)	(130,079)	(3,749,049)

Investing activities
Cash acquired from acquisition		148,148	0
Acquisition of property and equipment	-		(950,900)
Net cash provided by (used in) investing activities	-	148,148	(950,900)

Financing activities
Sale of Series C Preferred shares and Series C and Series D Warrants	1,760,400		6,527,337
Repayment of convertible notes	-		(316,437)
Loan from owners and officers	-	17,330	20,374
Capital contribution	-		221,144
Net cash provided by financing activities	1,760,400	17,330	6,452,418

Effect of exchange rate on cash	35,058	(197)	31,987

Increase in cash	1,200,156	35,202	1,784,456

Cash, beginning of period	584,300	18,286	-

Cash, end of period	1,784,456	53,488	1,784,456

Supplement disclosure of cash flow information
Interest paid	-	-	21,008

Supplement disclosure of non-cash transactions
Issuance of shares for dividends	85,510	-	197,749
Preferred stock dividend payable	23,872		23,872
Warrant liability incurred in connection with convertible notes	(19,312,340)	-	6,001,029
Forgiveness of directors’ fee	-	-	771,563

See notes to financial statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10K filed on April 15, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the result to be expected for the full year.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, the Company’s  activities have been accounted for as those of a “Development Stage Enterprise.”  Among the disclosures required are that the financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of inception.

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

To comply with PRC laws and regulations that restrict foreign ownership of companies that operate online games, the Company operates its online games mainly through Shenzhen Alar, which is wholly owned by certain PRC citizens.  Shenzhen Alar holds the licenses and approvals to operate line games in the PRC.

Pursuant to the contractual arrangements with Shenzhen Alar, MoqiZone Shanghai mainly provides the following intra-group services to Shenzhen Alar:

•	Gaming related licensing service;

•	Software licensing service;

•	Equipment and maintenance service;

•	Strategic consulting service;

•	Licensing of billing technology; and

•	Billing service.

In addition, MoqiZone Shanghai has entered into agreements with Shenzhen Alar and its equity owners with respect to certain shareholder rights and corporate governance matters that provide the Company with the substantial ability to control Shenzhen Alar.  Pursuant to these contractual arrangements:

•
The equity owners of Shenzhen Alar have granted an irrevocable proxy to individuals designated by MoqiZone Shanghai to exercise the right to appoint directors, general manager and other senior management of Shenzhen Alar;

•	Shenzhen Alar will not enter into any transaction that may materially affect its assets, liabilities, equity or operations without the prior written consent of MoqiZone Shanghai.

•	Shenzhen Alar will not distribute any dividend;

•
The equity owners of Shenzhen Alar have pledged their equity interest in Shenzhen Alar to MoqiZone Shanghai to secure the payment obligations of Shenzhen Alar under all the agreements between Shenzhen Alar and MoqiZone Shanghai; and

•	The equity owners of Shenzhen Alar will not transfer, sell, pledge or dispose of their equity interest in Shenzhen Alar without any prior written consent of MoqiZone Shanghai.

As a result of these agreements, the Company is considered the primary beneficiary of Shenzhen Alar and accordingly Shenzhen Alar’s results are consolidated in the Company’s financial statements.

(5)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and highly liquid investment placed with banks, which have original maturities less than three months.  Cash and cash equivalents kept with financial institutions in the People’s Republic of China (“PRC”) are not insured or otherwise protected.  Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit at that institution.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under ASC topic 815 “Derivatives and Hedging” are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments we held as of March 31, 2010, were not designated as hedges.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC topic 740 “Income Taxes” requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

NOTE 4.  DUE FROM/TO RELATED PARTIES

The amounts that are due from/to the directors, officers of the Company and the companies being controlled by them, are non-interest bearing and are due on demand.

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

The Performance Warrants

Certain of the members of our senior management will be, under the terms of the Share Exchange Agreement, entitled to receive three year warrants to purchase 900,000 shares of Moqizone common stock, exercisable at $1.80 per share (the “Performance Warrants”) in the event that our audited net income as of the date that is 24 months after the Final Closing of the Financings shall equal or exceed $21,560,000, assuming that we complete this Offering with the sale of at least 600 Units for $6,000,000.  If however, we complete the Offering for an aggregate amount less than $6,000,000, than such persons shall only be entitled to receive the Performance Warrants in the event that our audited net income as of the date that is 24 months after the Final Closing of the Financing equals or exceeds $5,000,000.

NOTE 6.  WARRANT LIABILITY

As described in Note 5 (Conversion of Convertible Notes), we issued a total of approximately 494.5 Units of securities each consisting of (a) the Notes, (b) the Class A Warrants, and (c) the Class B Warrants.  Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately $4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock will be issued.  The Class A warrants have an exercise price of $2.50 per share with a three year term and the Class B warrants have an exercise price of $3.00 per share with a three year term.

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

Warrant Liability

The warrants that each investor received as a result of our Financings and conversion of the convertible notes (see Note 10 for additional details) contained a down round protection if the company sells or issue shares at a price per share less that the then-applicable warrant price.  As such and in accordance with the accounting guidelines, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value.  The Company determined the fair value of the warrants as follows as of August 31, 2009 (effective issuance date).

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

The Company performed the same calculations as of December 31, 2009 and March 31, 2010, to revalue the warrants as of those respective dates.  In using the Black Scholes option-pricing model at December 31, 2009, the Company used an underlying stock price of $10.00 per share; no dividends; a risk free rate of 1.7% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77%.  At March 31, 2010, the company used the Black Scholes option-pricing model with an underlying stock price of $3.77 per share; no dividends; a risk free rate of 1.6% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77%. The resulting aggregate allocated value of the warrants as of December 31, 2009 equaled approximately $25,313,000 and $6,001,029 as of March 31, 2010.  As a result a change in fair value of approximately $19,868,000 was recorded for the year ended December 31, 2009and a change in fair value of approximately $19,312,340 was recorded for the three months ended March 31, 2010.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity.  Until that time, the warrant liability will be recorded at fair value based on the methodology described above.  Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

NOTE 7.  ACCOUNTING FOR SERIES A PREFERRED STOCK

The management has adopted ASC 480-10, “S99 SEC Materials”. Under this rule, ASR 268 requires equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. As there was no redemption provision attached to Series A Preferred Stock, it has been classified as permanent equity.

The management has also adopted ASC 815-15-25-1. It requires that an embedded derivative shall be separated from the host contract and accounted for as a derivative if and only if all of the following three criteria are met: (a) the economics characteristics and risks of the embedded derivative are not clearly and closely related to the economics characteristics and risks of the host contract; (b) the hybrid instrument is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur; and (c) a separate instrument with the same terms as the embedded derivative would be a derivative instrument subject to the requirements of section 815-10-15. Additionally, under ASC 815-15-25-16 through ASC 815-15-25-18, if the host contract encompasses a residual interest in an entity, then its economic characteristics and risks shall be considered that of an equity instrument and an embedded derivative would need to possess principally equity characteristics (related to the same entity) to be considered clearly and closely related to the host contract. Given the fact that the Series A Preferred Stock encompasses a residual interest in the company and it is related to the company itself, the conversion feature is clearly and closely related to the host instrument. Thus, the embedded conversion feature in Series A preferred stock should not be account as a derivative instrument.

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

In the case of conversion of the convertible note, the fair market value of the warrant liability exceeded the cash raised in the financings and therefore the residual value assigned to the Preferred Stock was nil.  As such, the financing was not deemed to have a beneficial conversion feature and any value assigned to a beneficial conversion was deemed to be zero.

NOTE 8.   SERIES C FINANCING

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

Pursuant to the March 29, 2010 financing, 869,422 of the 1,000,000 shares of preferred stock were designated as Series C Preferred Stock, which maintain the following basic rights:

(a)	pays an annual dividend of 8%, payable quarterly, at Moqizone’s option, in cash or in shares of common stock;

(b)	has a par value of $0.001 per share;

(c)	has a preference over the Moqizone common stock or any other Junior Stock on liquidation and the liquidation value is $2.25 per share;

(d)
converts at any time after issuance, at the option of the holder, into shares of Moqizone common stock, at a conversion price of $2.25 per share (each Series C preferred share will convert into 1 common share); and,

(e)	votes together with the Moqizone common stock on an “as converted basis.”

NOTE 9.  ACCOUNTING FOR SERIES C PREFERRED STOCK

The management has adopted ASC 480-10, “S99 SEC Materials.” Under this rule, ASR 268 requires equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. As there was no redemption provision attached to Series C Preferred Stock, it has been classified as permanent equity.

The management has also adopted ASC 815-15-25-1. It requires that an embedded derivative shall be separated from the host contract and accounted for as a derivative if and only if all of the following three criteria are met: (a) the economics characteristics and risks of the embedded derivative are not clearly and closely related to the economics characteristics and risks of the host contract; (b) the hybrid instrument is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur; and (c) a separate instrument with the same terms as the embedded derivative would be a derivative instrument subject to the requirements of section 815-10-15. Additionally, under ASC 815-15-25-16 through ASC 815-15-25-18, if the host contract encompasses a residual interest in an entity, then its economic characteristics and risks shall be considered that of an equity instrument and an embedded derivative would need to possess principally equity characteristics (related to the same entity) to be considered clearly and closely related to the host contract. Given the fact that the Series C Preferred Stock encompasses a residual interest in the company and it is related to the company itself, the conversion feature is clearly and closely related to the host instrument. Thus, the embedded conversion feature in Series C preferred stock should not be accounted as a derivative instrument.

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

Allocation of Proceeds and calculation of beneficial conversion feature

The following table summarizes the initial allocation of proceeds to the Series C preferred stock and the warrants:

Proceeds from Series C Financing	$1,956,200
Financing Commissions from Series S Preferred Stock	$195,200
Proceeds from Series C Financing After Commission	$1,760,400
Value of Series C Preferred Stock	$1,097,379
Value of Investor Warrants	$546,298
Value of Placement Agent Warrants	$115,854

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series C preferred stock with the fair value of the common stock at the commitment date.  The Company concluded that the fair value of common stock was greater than the operable conversion price of Series C preferred stock at the commitment date and the intrinsic value ($1,321,521) of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock ($1,097,379).  In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series C preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series C preferred stock.  Accordingly, the total proceeds allocated to Series C preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series C preferred stock.  Since the Series C preferred stock may convert to the Company’s common stock at any time on or after the initial issue date, all discounts were immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders in the period the preferred stock was issued.

As such, the following table summarizes the final allocation of proceeds to the Series C preferred stock and the warrants:

Proceeds from Series C Financing	$1,956,200
Financing Commissions from Series S Preferred Stock	$195,200
Proceeds from Series C Financing After Commission	$1,760,400
Beneficial Conversion Feature – Deemed Dividend	$1,097,379
Value of Series C Preferred Stock	$-
Value of Investor Warrants	$546,298
Value of Placement Agent Warrants	$115,854

NOTE 10.   INTEREST ON CONVERSION TO SERIES A PREFERRED STOCK

On January 6, 2010, the board of directors passed a resolution to issue 47,504 shares of our common stock that was due as interest as a result of the conversion of the $4,945,000 convertible notes (see note 5 for additional details) into 4,945 of our Series A Convertible Preferred Stock.  The number of shares issued was calculated at a rate of 8% per annum (subject to a pro rata adjustment) of the liquidation preference amount payable in shares equal to (i) the interest payment divided by (ii) $1.80.  As such, the shares were valued at approximately $85,510 and the total aggregate value of the transaction was recorded as a interest payment.

NOTE. 11.   LIQUIDATED DAMAGES FOR INEFFECTIVE REGISTRATION STATEMENT

On June 1 and August 9, 2009, the Company entered into Registration Rights Agreement with the Investors (the “Investor RRA”).  Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split (effective on August 31, 2009 as described in Note 5), the Company shall file with the SEC a Registration Statement (the “Resale Registration Statement”) registering for resale at prevailing market prices all of the Registrable Securities.  The Company shall use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days after the completion of the Trestle Reverse Split, and shall respond to all oral and written comments from the staff of the SEC.

The Company filed the initial registration statement to fulfill the Company’s obligations under the RRA on September 30, 2009. Per the terms of the agreement, the Company is subject to certain monetary obligations if, the registration statement was not declared effective by the SEC by January 28, 2010. The obligations are payments in an amount equal to two percent (2%) of the aggregate principal amount of the Notes or aggregate Stated Value of the Series A Preferred Stock (as applicable) for each month (or part thereof) following the Required Filing Date that the Resale Registration Statement shall not have been duly filed with the SEC, and/or for each month (or part thereof) following the Required Effective Date that the Resale Registration Statement shall not have been declared effective by the SEC, up to a maximum amount of 10%.

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the stated value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC.  As of March 31, 2010, the company had accrued $45,800 of liquated damages.  The company is currently planning to speak with the Series A shareholder concerning an adjustment and/or cancelation of these damages.

NOTE 12.  SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through May 14, 2010, the date that these financial statements were issued (or available to be issued to be issued if this applies).  There were no material subsequent events as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Current Report on Form 10-K filed with SEC on April 15, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We are a Chinese online game delivery platform company that offers digital infrastructure solutions to China’s online game industry. Through our subsidiary Shanghai MoqiZone, we provide internet cafes our existing product and services which include a content management software and WiMAX CEP installation. Our content management software, Netcafe Farmer, allows internet cafés to automatically update their client-end software on a real time basis for all their computers. Internet cafes installed with WiMAX CPE will form a wireless virtual proprietary network. As our business develops, we believe our business model could eliminate unnecessary cost associated with traditional digital media content delivery value chain. We are still in the preliminary stages of our business development and rollout of our services.  To date, we have successfully deployed a few WiMAX test sites in Beijing, Suzhou and Shenzhen and have begun to align ourselves with local internet café associations in order to accelerate our business penetration. Although we commenced our WiMAX CPE build out program in Chengdu on December 15, 2009, our existing penetration of internet cafes is still low. As of March 31, 2010, over 30 internet cafés in Chengdu have been installed with our WiMAX CPE.  Additionally, our gateway program to access our gaming content delivery platform (www.53mq.com) has been installed in approximately 100 internet cafes and approximately 700 Internet Cafés are installed with Netcafe Farmer.

Netcafe Farmer and our WiMAX Network will provide the necessary backbone infrastructure to allow us to roll out our gaming services and products. As our business continues to develop, our revenue will mainly be generated from cash collected from prepaid game cards. We will provide a profit sharing online billing system for internet cafes, game providers, marketing promotion companies and ourselves, via www.moqizone.com, enabling profit sharing through the universal Moqizone Prepaid Card. We believe that this will effectively discourage price wars on prepaid game cards at retail, help internet cafés avoid obsolete prepaid card inventory and, provide a more user friendly payment system by unifying prepaid game cards across different content providers’ games. The universal prepaid game card will be distributed via internet cafés and will be collected through our POS system. In addition, our software provides real-time reporting, payment and customer tracking via www.moqizone.com to internet cafés and content providers. As such, Moqizone can data mine customer behavior for gaming community management.

As of March 31, 2010, we have not generated any revenue from selling prepaid cards and have only generated limited revenue from Netcafe Farmer. Although we launched more than 30 WiMAX connected internet cafes in our test cities in 2009, they currently are only utilizing our WiMAX Network free of charge for testing purposes and not yet producing revenue. Our goal is to deploy our online game content delivery platform on the WiMAX Network and via Netcafe Farmer in various targeted cities in China.

As of March 31, 2010, we have launched three websites: (a) www.moqz.com, our company’s corporate website; (b) www.moqizone.com, a business-to-business or B2B portal which supports Internet Café online billing and profit sharing with Internet cafés and content providers; and (3) www.53mq.com, a business-to-customer or B2C portal which delivers game contents. www.53mq.com was launched on November 30, 2009. We are currently hosting 14 games from 2 online game companies through executed agreements.

We recently established a partnership with Win’s Entertainment Limited (“Win’s”), a major motion picture producing company in Hong Kong through a series of proprietary content agreements. In November 2009, we were contracted to develop the online game for Win’s movie, Tiger Tang 2 (“Tiger Tang 2 Game”) and we also acquired the exclusive rights from Win’s for publishing Tiger Tang 2 Game. We are aiming to publish the game for beta testing in June and commence official commercial launch and issue the  Tiger Tang 2 game package in www.53mq.com in August. We are also in the discussion with Win’s to develop online games for Win’s other movies as well as publishing those games.

Our key business development objectives over the next two years are to grow and expand our business penetration servicing Internet cafes throughout selected targeted cities in China. We are also aiming at building a multiple gaming platform servicing other game users using other devices such as mobile phones. These business objectives will require the build out of our WiMAX Network, continuous technological development of our portals including but not limited to www.moqizone.com and www.53mq.com, and also aggregation of online game content. We will not be able to generate significant revenue until we have a basic foundation for all of these components.

Liquidity and Financial Resources.

As at March 31, 2010, we had a cash balance of approximately $1,784,000. We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. Pursuant to the financing, we issued a total of 869,422 units of our securities at $2.25 per unit. Each Unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Series C Warrant (the “Series C Warrant”) and Series D Warrant (the “Series D Warrant”), collectively the “Warrants”), with the total amount of Warrants of each Series exercisable to purchase that number of shares of Common Stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Each of the Warrants has a term of three (3) years.

In connection with this financing, we paid cash compensation to a placement agent in the amount of approximately $196,000. We also granted warrants to purchase up to 86,942 shares of common stock, Series C Warrants to purchase up to 43,471 shares of common stock and Series D Warrants to purchase 43,471 shares of common stock to the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors that are included in the Units. These warrants, which if fully exercised, could have raised approximately an additional $434,710.

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we will need to obtain additional capital to continue to grow our business. We currently estimate that we will need an additional $12,000,000 in order to completely deploy our online game delivery platform in our targeted cities by 2013. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, and expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

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

Stock Compensation.

We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of the ASC 718, “Compensation-Stock Compensation”. It requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period.

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

Impairment of long-lived assets.  We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SASC 360-15, “Accounting for the Impairment or Disposal of Long-Lived Assets.” which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

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

Results of Operations

For the three months ended March 31, 2010 and 2009

Three months ended March 31,	2010	2009
Revenues	$1,585		$-
Cost of revenues	$-		$-
Gross profit	$1,585		$-
Research & development expenses	$95,698		$-
Depreciation and amortization expense	$43,032	$
Selling, general and administrative expenses	$459,957		$405,289
Other income (expense)	$19,262,024		$176
Income taxes	$-		$-
Net profit (Loss)	$18,664,922		$(405,113)
Foreign adjustment	$30,970		$-
Comprehensive income (Loss)	$18,695,892		$(405,113)

Revenues. Total revenues for the three months ended March 31, 2010 were $1,585, which was derived from Netcafe Farmer by Shanghai Moqizone. The Company is only in the initial stage of launching its business plan of providing its service to internet cafés. During the reporting period, the Company is aggregating content and expanding our infrastructure. There is no revenue from the sales of prepaid card yet and there is only little revenue generated from the provision of Netcafe Farmer. Management believes that as we expand our number of internet cafes and increase the amount of gaming contents, including the official launch of Tiger Tang 2 Game in approximately June 2010, we will be able to generate revenue from our prepaid game cards. Furthermore, management believes that over the next two years as we continue to grow and expand our business penetration in Internet cafes throughout targeted cities in China, we will begin to experience significant revenue growth.

Research and Development Expenses. The research and development expenses were approximately $96,000 for the three months ended March 31, 2010 as compared to no research and development expenses during the three months ended March 31, 2009.  This is an increase of roughly $96,000. This increase was mainly attributable to the development of the Tiger Tang 2 Game. As of March 31, 2010, we had approximately 10 technical staff working on the development of Tiger Tang 2 and are also outsourcing certain development to third party developers.

Selling, General and Administrative Expenses. The Selling, General and Administrative expenses were approximately $460,000 and $405,000 for the three months ending March 31, 2010 and 2009, respectively. This is an increase of approximately $55,000 or 13.6%.  Our general and administrative expenses for the three months ended March 31, 2010 and 2009 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees and other professional fees related to establishing our business.  As of March 31, 2010, we have had approximately 5 technical related staff in charge of base station build out, network deployment, software development, and data centre management. We also have a team of approximately 5 people specialized in product evaluation and product integration. We have around 8 people on sales and marketing. Our Finance and Administrative department has 4 people. Senior management now consists of 10 people. Our Chengdu office has 6 staff and MobiZone Hong Kong has 3 staff in its Hong Kong office. We anticipate that these costs will rise as we continue to expand our operations. However, we believe that any increase will begin to be offset by our expected revenue growth.

Interest income/expense. Interest income for the three months ended March 31, 2010 was approximately $120 as compared to interest income of approximately $180 for the same period in 2009.  This decrease of roughly $60 was mainly due to the foreign exchange translation.

Changes in Fair Value of Warrants.  We accounted for our warrants issued to investors and placement agent as a result of our 2009 financing and conversion of the convertible note as derivative liabilities under ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), because it contains a “Down-round” protection that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.  the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815.  Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

As a result, the Company recognized a gain of approximately $19,300,000 which was related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 preferred stock and the market price of the common stock underlying such warrants at March 31, 2009.  No such loss was recorded for the three months ended March 31, 2009.

Liquidated damages for ineffective registration statement.  On June 1 and August 11, 2009, the Company entered into Registration Rights Agreement with the Investors (the “Investor RRA”) of the private financings we closed on those same dates.  Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split, which occurred on August 31, 2009.  Additionally, the Company was required to use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days (January 28, 2010) after the completion of the Reverse Split

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the state value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC (up to a maximum of 10%).  As of March 31, 2010, the company had accrued $45,800 of liquated damages.  The company is currently planning to speak with the Series A shareholders concerning an adjustment and/or cancelation of these damages.  No such loss was recorded for the three months ended March 31, 2009.

Gain/Loss on foreign currency translation.  Loss on foreign currency transactions was roughly $5,000 for the three months ended March 31, 2010. No such loss was recorded for the three months ended March 31, 2009.

As a result, other income for the three months ended March 31, 2009 was approximately $19,200,000 as compared to other income of approximately $180 for the three months ended March 31, 2009.  This increase was primarily attributed to gain associated with the change in fair value of the recently issued warrants.

Net income. Net income for the three months ended March 31, 2010, was approximately $18,665,000. This net income was substantially due to the gain of approximately $19,300,000 related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009.  Without this non-cash gain, the company would have had a net loss of roughly $635,000 for the period. Aside from gains or losses associated with changes in the fair value of our warrants, , Management believes that our net income may actually decrease until we begin to gain traction and start producing revenue from our prepaid gaming cards and the delivery of digital entertainment via our network. Net loss was roughly $405,000 for the three months ended March 31, 2009. This net loss was substantially due to the Selling, General and Administrative expenses described above. The net loss was also mainly attributable to the consolidation of company operation in January 2009 and to the increase of staffing.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to a gain of approximately $31,000 at March 31, 2010 and nil for the three months ended march 31, 2009.

Comprehensive Gain/Loss. As a result of the above, the comprehensive gain, which adds the currency adjustment to Net Income, was roughly $18,696,000 for the three months ended March 31, 2010. For the three months ended March 31, 2009, the comprehensive loss was roughly $405,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management has identified a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that no such material errors or weaknesses exist. To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 1A. Risk Factors

Based on our status as a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. Pursuant to the financing, we issued a total of 869,422 units of our securities at $2.25 per unit (“Unit”). Each Unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share , convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Series C Warrant (the “Series C Warrant”) and Series D Warrant (the “Series D Warrant,” collectively the “Warrants”), with the total amount of Warrants of each Series exercisable to purchase that number of shares of Common Stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Each of the Warrants has a term of 3 years.

In connection with this financing, we paid cash compensation to Tripoint Global Equities, the placement agent, in the amount of approximately $196,000. We also granted warrants to purchase up to 86,942 shares of common stock, Series C Warrants to purchase up to 43,471 shares of common stock and Series D Warrants to purchase 43,471 shares of common stock to the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors that are included in the Units.

The net proceeds of the 2010 financing will be mainly used as general working capital and for the WiMAX Network deployment.

For a more complete description of the terms of the Units, the Series C Preferred Stock, Series C Warrants and Series D Warrant, please see the Form 8-K that we filed on March 31, 2010.

The Financings were consummated pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S promulgated there under.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

MOQIZONE HOLDING CORPORATION.

Date: May 14, 2010	/s/ Lawrence Cheung
Name: Lawrence Cheung
Title: Chief Executive Officer
And Acting Chief Accounting Officer