Form 10-Q
period 2010-06-30
MOQIZONE HOLDING Corp
filed 2010-08-16
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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

As of August 13, 2010, there were 15,053,422 shares of Common Stock, par value $0.001 outstanding, 1,095 shares of Series A Preferred Stock, par value is $.001, 0 shares of Series B Preferred Stock, par value is $.001, and 608,334 shares of Series C Preferred Stock, par value is $.001.

MOQIZONE HOLDING CORPORATION.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2010 and 2009, the six months ended June 30, 2010 and 2009 and from inception through June 30, 2010	4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from inception through June 30, 2010	5

Unaudited notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4T. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Removed and Reserved	27

Item 5. Other Information	27

Item 6. Exhibits	27

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$901,316	$584,300
Account receivable	54,119
Prepayments, deposits and other receivables	131,983	80,180
Inventory	9,702
Due from related parties	9,363	1,071

Total current assets	1,106,483	665,551

Property and equipment, net	819,642	899,247

Total assets	$1,926,125	$1,564,798

LIABILITIES
Current liabilities:
Accounts payable	$85,737	$58,339
Other payables and accruals	170,416	202,468
Accrued directors’ fee	221,483	228,901
Due to related parties	-	58
Interest payable	40,299	85,707
Preferred stock dividend payable	45,095	-
Warrant liabilities	3,801,967	25,313,369
Liquidated damages payable	113,500	-
Total current liabilities	4,478,497	25,888,842

Shareholders’ deficit
Common stock, 1,500,000,000 share authorized, $0.001 par value, 13,695,542 and 13,620,260 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	13,696	13,620
Series A preferred stock	1	1
Series C preferred stock	869	-
Series C preferred stock - Intrinsic Value	1,097,379	-
Warrants	546,298	-
Placement Agent Warrants	115,854	-
Additional paid in capital	532,789	447,355
Deficit accumulated during development stage	(4,947,214)	(24,784,055)
Accumulated other comprehensive income/(loss) - foreign exchange adjustment	87,956	(965)
Total shareholders’ deficit	(2,552,372)	(24,324,044)

Total liabilities and shareholders’ deficit	$1,926,125	$1,564,798

 See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		From inception August 29, 2007 to
	2010	2009	2010	2009	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, NET	$57,632	$-	$59,217	$-	$60,589

COSTS AND EXPENSES:
Cost of revenues	(52,654)	-	(52,654)	-	(52,654)
Research & development expenses	(116,430)	-	(212,128)	-	(242,575)
Depreciation and amortization expense	(50,691)	(2,079)	(93,723)	(2,079)	(147,625)
Selling, general and administrative expenses	(700,098)	(573,646)	(1,160,055)	(972,854)	(5,708,193)
LOSS FROM OPERATIONS	(862,241)	(575,725)	(1,459,343)	(974,933)	(6,090,458)

OTHER (EXPENSES)/INCOMES:
Interest expenses, net of interest income	(40,257)	(24,226)	(40,133)	(30,131)	(139,968)
Gain/(Loss) on foreign currency transaction	(11,850)	20,455	(16,490)	20,455	(31,340)
Amortization of placing fees of convertible notes	-	(18,386)	-	(18,386)	(58,115)
Change in fair value of warrants	2,199,062	-	21,511,402	-	1,643,501
Liquidated damages payable	(67,700)	-	(113,500)	-	(113,500)
TOTAL OTHER INCOME/(EXPENSES)	2,079,255	(22,157)	21,341,279	(28,062)	1,300,578

NET PROFIT/(LOSS)	$1,217,014	$(597,882)	$19,881,936	$(1,002,995)	$(4,789,880)

Dividend of Series A convertible preferred stock	(21,223)	-	(45,095)	-	(45,095)
Beneficial conversion feature related to issuance of Series C convertible preferred stock	1,097,379	-	-	-	-

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	2,293,170	(597,882)	19,836,841	(1,002,995)	(4,834,975)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	57,951	2,118	88,921	(2,819)	89,886

COMPREHENSIVE INCOME/(LOSS)	$1,274,965	$(595,764)	$19,970,857	$(1,005,814)	$(4,699,994)

Net income per share:
Basic	$0.17	$(0.85)	$1.45	$(1.43)	$(1.13)
Diluted	$0.17	$(0.85)	$1.45	$(1.43)	$(1.13)

Weighted average number of shares used in computation:
Basic	13,676,922	703,794	13,675,638	703,794	4,276,578
Diluted	13,676,922	703,794	13,675,638	703,794	4,276,578

See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six months ended June 30,		From inception August 29, 2007 to
	2010	2009	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)

Operating activities
Net income/(loss)	$19,881,936	$(1,002,995)	$(4,789,880)
Adjustments:
Capital issued for directors’ fees and officer’s salaries	-	-	292,883
Depreciation and amortization	93,723	2,079	147,625
Amortization of placement fees of convertible notes	-	18,386	58,115
Interest expenses	40,299	-	119,969
Warrant liabilities	(21,511,402)	-	(1,643,501)
Account receivable	(54,119)	-	(54,119)
Inventory	(9,702)	-	(9,702)
Other receivables	(51,803)	(103,905)	(131,983)
Accounts payable	27,398	(18,430)	85,737
Other payables and accruals	(32,249)	65,043	904,902
Accrued directors’ fees	(7,418)	232,835	221,483
Liquidated damages payable	113,500	-	113,500
Due from/to related parties	(8,350)	-	13,037
Net cash used in operating activities	(1,518,187)	(806,987)	(4,671,934)

Investing activities
Cash acquired from acquisition	-	148,148	-
Acquisition of property and equipment	(14,118)	(24,413)	(965,018)
Net cash provided by (used in) investing activities	(14,118)	123,735	(965,018)

Financing activities
Sale of Series C Preferred shares and Series C and Series D Warrants	1,760,400	-	6,527,337
Convertible loan payable	-	4,045,059	-
Repayment of convertible notes	-	-	(316,437)
Loan from owners and officers	-	502,908	20,374
Loan receivable	-	(348,484)	-
Placement agent fee for convertible notes	-	(404,500)	-
Capital contribution	-		221,144
Net cash provided by financing activities	1,760,400	3,794,983	6,452,418

Effect of exchange rate on cash	88,921	(2,819)	85,850

Increase in cash	317,016	3,108,912	901,316

Cash, beginning of period	584,300	18,286	-

Cash, end of period	$901,316	$3,127,198	$901,316

Supplement disclosure of cash flow information
Interest paid	-	-	21,008

Supplement disclosure of non-cash transactions
Issuance of shares for dividends	$85,510	$-	$197,749
Preferred stock dividend payable	45,095	-	45,095
Warrant liability incurred in connection with convertible notes	(21,511,402)	-	3,801,967
Forgiveness of directors’ fee	-	-	771,563

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

As of August 28, 2009, our corporate name changed from Trestle Holdings, Inc. to MoqiZone Holding Corporation and our authorized capital increased by 10,000,000 shares of preferred stock. Pursuant to the additional financings we closed in August 2009 and the authority vested in our Board of Directors, we also filed a certificate of designation of Series A preferred stock and certificate of designation of Series B preferred stock with Delaware’s Secretary of State to designate 15,000 of the 15,000,000 shares of preferred stock as Series A preferred stock and 10,743 of the 15,000,000 shares of preferred stock as Series B preferred stock.

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

The Group has adopted “Consolidation of Variable Interest Entities. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

Pursuant to the contractual arrangements with Shenzhen Alar, MoqiZone Shanghai mainly provides the following intra-group services to Shenzhen Alar:

Gaming related licensing service;
Software licensing service;
Equipment and maintenance service;
Strategic consulting service;
Licensing of billing technology; and
Billing service.

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
Shenzhen Alar will not distribute any dividend;
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

(8)	Impairment of long-lived assets and intangible assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recognized during the year ended December 31, 2009 and 2008 and six months ended June 30, 2010.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under ASC topic 815 “Derivatives and Hedging” are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments we held as of June 30, 2010, were not designated as hedges.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, ASC topic 740 “Income Taxes” requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

NOTE 5. ACQUISTION OF NETCAFE FARMER

On December 21, 2009, we acquired a client-end software called Netcafe Farmer. This acquisition was accounted for under the acquisition method of accounting. The cost of the acquisition was approximately US$95,000 (or RMB650,000) and is being amortized over its estimated useful life. Pro forma results of operations as if the acquisitions occurred at the beginning of the periods included in the financial statements are not presented as they would be immaterial. By acquiring Netcafe Farmer, the Company also recruited Mr. Liu Qian and his development team of 4 people. Their incremental salary is approximately US$75,500 (or RMB516,000) per annum.

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

NOTE 7. WARRANT LIABILITY

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

The Company used the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (three years), underlying stock price of $5.09 (as at August 31, 2009 – effective date of conversion), no dividends; a risk free rate of 1.49% which equals three -year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 55.24%. Although the Company’s common stock (as a result of the recent reverse merger) had been publicly traded since March 2009, Management also considered liquidity, financial condition and the recent conversion of its convertible notes in Series A preferred stock when determining the fair value of its common stock. After reviewing these factors, Management believed that the quoted market price of its securities provided the most reliable evidence of its fair value and should be used since it was available and deemed to be most relevant. As the Company’s stock had only a short trading history, historical volatility information was not available. In accordance with the guidance in ASC 718-10-30-2, the Company identified three similar public entities and considered the historical volatilities of those public entities in calculating the expected volatility appropriate to the company (the calculated value). Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $9,968,597.

The Company performed the same calculations as of December 31, 2009 and March 31, 2010, to revalue the warrants as of those respective dates. In using the Black Scholes option-pricing model at December 31, 2009, the Company used an underlying stock price of $10.00 per share; no dividends; a risk free rate of 1.7% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77%. At June 30, 2010, the Company used the Black Scholes option-pricing model with an underlying stock price of $3.00 per share; no dividends; a risk free rate of 1.0% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77%. The resulting aggregate allocated value of the warrants as of December 31, 2009 equaled approximately $25,313,000 and $3,801,967 as of June 30, 2010. As a result a change in fair value of approximately $19,868,000 was recorded for the year ended December 31, 2009 and a change in fair value of approximately $21,511,402 was recorded for the six months ended June 30, 2010.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above.

NOTE 8. ACCOUNTING FOR SERIES A PREFERRED STOCK

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

NOTE 9. SERIES C FINANCING

We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. Pursuant to the financing, we issued a total of 869,422 units of our securities at $2.25 per unit. Each Unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Series C Warrant (the “Series C Warrant”) and Series D Warrant (the “Series D Warrant”), (collectively the “Warrants”), with the total amount of Warrants of each Series exercisable to purchase that number of shares of Common Stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Series C Warrant has an exercise price of $2.50 and Series D Warrant has an exercise price of $3.00. Each of the Warrants have a term of three (3) years.

In connection with this financing, we paid cash compensation to a placement agent in the amount of approximately $196,000. We also granted warrants to purchase up to 869,422 shares of common stock consisting of Series C Warrants to purchase up to 434,711 shares of common stock at a price of $2.50 per share and Series D Warrants to purchase 434,711 shares of common stock at a price of $3.00 per share.  Additionally, in connection with this financing, we granted warrants to purchase up to 86,942 shares of common stock at a price of $2.25 per share, Series C Warrants to purchase up to 43,471 shares of common stock at a price of $2.50 per share and Series D Warrants to purchase 43,471 shares of common stock at a price of $3.00 per share to the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors that are included in the Units.

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

NOTE 10. ACCOUNTING FOR SERIES C PREFERRED STOCK

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

Allocation of Proceeds and calculation of beneficial conversion feature

The following table summarizes the initial allocation of proceeds to the Series C preferred stock and the warrants:

Proceeds from Series C Financing	$1,956,200
Financing Commissions from Series C Preferred Stock	$195,800
Proceeds from Series C Financing After Commission	$1,760,400
Value of Series C Preferred Stock	$1,098,248
Value of Investor Warrants	$546,298
Value of Placement Agent Warrants	$115,854

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

As such, the following table summarizes the final allocation of proceeds to the Series C preferred stock and the warrants:

Proceeds from Series C Financing	$1,956,200
Financing Commissions from Series C Preferred Stock	$195, 800
Proceeds from Series C Financing After Commission	$1,760,400
Beneficial Conversion Feature – Deemed Dividend	$1,098,248
Value of Series C Preferred Stock	$-
Value of Investor Warrants	$546,298
Value of Placement Agent Warrants	$115,854

NOTE 11. INTEREST ON CONVERSION TO SERIES A PREFERRED STOCK

On January 6, 2010, the board of directors passed a resolution to issue 47,504 shares of our common stock that was due as interest as a result of the conversion of the $4,945,000 convertible notes (see note 5 for additional details) into 4,945 of our Series A Convertible Preferred Stock. The number of shares issued was calculated at a rate of 8% per annum (subject to a pro rata adjustment) of the liquidation preference amount payable in shares equal to (i) the interest payment divided by (ii) $1.80. As such, the shares were valued at approximately $85,510 and the total aggregate value of the transaction was recorded as an interest payment.

NOTE 12. SERIES A PREFERRED STOCK DIVIDEND

On January 30, 2010, we issued an aggregate of 62,355 shares of common stock, as dividends, to the holders our Series A Convertible Preferred Stock as shown in the table below. The number of shares issued was calculated at a rate of 8% for the Series C Preferred Stock, per annum (subject to a pro rata adjustment) of the liquidation preference amount payable in shares which, when multiplied by $1.80 would equal the amount of such quarterly dividend not paid in cash. As such, the shares were valued at approximately $112,200 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

Preferred Stock Dividends Issued on July 30, 2010

Date	Preferred Stock	Common Shares Issued	Dividend Value

1/30/2010	Series C	62,355	$112,200

NOTE 13. LIQUIDATED DAMAGES FOR INEFFECTIVE REGISTRATION STATEMENT

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

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the stated value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC. As of June 30, 2010, the company had accrued $113,500 of liquidated damages. The company is currently planning to speak with the Series A shareholder concerning an adjustment and/or cancelation of these damages.

NOTE 14 SERIES A PREFERRED STOCK CONVERSION

On June 1, 2010 we issued 27,778 shares of our common stock pursuant to a shareholders conversion of 50 shares of our Series A Preferred Stock that he owned. We did not receive any proceeds from this conversion. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

NOTE 15. COMMITMENTS AND CONTIGENCIES

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

Management 2009, Shanghai Moqizone entered into an Exclusive Business Cooperation Agreement and certain ancillary agreements, including an Equity Pledge Agreement, Equity Pledge Agreement, Exclusive Option Agreement, Loan Agreement and Irrevocable Power of Attorney with SZ Mellow. This arrangement was necessary as a foreign owned company, such as Moqizone, cannot directly hold an ISP license in China, As a result, similar VIE arrangements, whereby the ISP license is held by a domestically owned Chinese company but the operations are directed by the foreign owned entity, are common.  Pursuant to our agreement with SZ Mellow, we had a right to direct and control the management of SZ Mellow and an option to purchase the equity of SZ Mellow in the event that Chinese law permits such acquisition. Following our successful capital raise and entry to the U.S. capital markets, the Chinese shareholders of SZ Mellow, who are also parties to the VIE agreements between Moqizone and SZ Mellow refused to cooperate with management of Moqizone and demanded additional consideration beyond what was set forth in the existing agreements.

Management’s position is that the shareholders were acting in contravention of the existing VIE agreements and consulted legal counsel with regard to potential remedies. On September 21, 2009, we served SZ Mellow and their respective shareholders a demand letter pursuant to the VIE Agreement demanding, amongst other things, the return of approximately US$117,647 (RMB800,000), certain computer equipment and also provided a 30 day notice to terminate VIE agreement. As of June 30, 2010, we have not had any response from the shareholders of the SZ Mellow in relation to our demands.

We have been advised that the serving of the 30 day notice is sufficient to terminate the VIE Agreement between the Company and SZ Mellow. Accordingly, The SZ Mellow Agreements were terminated at the expiry of the 30-day notice on October 20, 2009. The Company is considering taking legal action against the SZ Mellow and the shareholders of SZ Mellow in order to enforce our further demands.

NOTE 16. SUBSEQUENT EVENTS

Viva Red Acquisition

On July 7, 2010, we entered into a Share Transfer Agreement with Smart Lead Enterprises, Inc., a British Virgin Island, whereby we agreed to acquire 51% shares of Viva Red Limited (“Viva Red”). Viva Red is a company that acquires various licenses of mobile phone game and entertainment products and conducts a value-add telecommunication business regarding mobile phones in Mainland China. Viva Red is a wholly owned subsidiary of Smart Lead. They recently entered into a Business Transfer Agreement whereby two contracts with Hunan Telecom will be transferred from Smart Lead to Viva Red; these Hunan contracts will enable Viva Red to conduct mobile game value-added business.

The terms of the Share Transfer Agreement between us and Smart Lead are as follows:

(i)	RMB1,000,000 (approximately US$147,059) as cash deposit paid upon execution;

(ii)
US$490,000 as first cash payment paid after completion of share transfer; this payment will be remitted directly to Viva Red as a loan extended by Smart Lead to Moqizone for working capital of Viva Red for a term of 2 years;

(iii)
US$510,000 less the approximately US$147,059 (RMB1,000,000) as second cash payment paid as of closing, after the revenue of first quarter of 2010 under Hunan Contracts has been paid to account of Viva Red;

(iv)
Stock Consideration payable in 1,200,000 ordinary shares of Moqizone Holding Corporation, within 3 months of closing. The shares will be subject to a 2 year lock-up and the parties have agreed that if the business is not successful within such 2 years, the shares will be returned and the 51% shares of Viva Red will also be returned to Smart Lead although no formal agreement has yet been drafted regarding such a return.

(v)
Viva Red, after obtaining the business under the Hunan Telecom contract, will operate the business covered by the Hunan contracts through the Company’s VIE company, Shenzhen Alar or another VIE established to operate the business, as the contracts cannot be performed in China by a foreign owned company.

JFS Investment Inc and Garden State Securities Consultancy services

On July 12, 2010, the Company engaged JFS Investments Inc. (“JFS”) to provide consulting services. The initial term of the agreement is for one year. As compensation, the Company agreed to issue JFS 225,000 shares of the Company’s common stock that vest as follows: 70,000 upon execution of the agreement and 17,222 shares at the beginning of each month from the fourth month through the 12th months. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 225,000 shares were valued at $2.50 per share, the closing bid of the Company’s common stock on July 12, 2010, the date of the agreement. Therefore, total aggregate value of the shares granted to JFS is approximately $563,000. Going forward the cost of these shares will be expensed as they vest. As such, the Company will recognize $175,000, which will be recorded in general, and administrative expenses as share-based compensation expenses, on July 12, 2010 and roughly $43,000 per month beginning on November 12, 2010 and continuing through July 12, 2011.

As additional compensation, the Company also granted JFS three-year options in the aggregate 150,000 shares of the Company’s common stock at an exercise price of US$2.25 per share. Of these options, 37,500 of the Options shall vest immediately and the balance will vest 12,500 per month beginning with the fourth month through the 12th month. These options were valued at roughly US$160,000 which represents the grant date fair value of these options. The related compensation expenses will be recognized over its vesting period. Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these options, we will incur approximately $40,000 of expenses on July 12, 2010 and roughly $13,000 per month beginning on November 12, 2010 and continuing through July 12, 2011.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (three), underlying stock price of $2.50 per share, no dividends; a risk free rate of 1.06%, which three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 58%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock. Exercise price of the option is the contractual exercise price of the option.

On July 12, 2010, the Company engaged Garden State Securities (“GSS”) to provide consulting services. The initial term of the agreement is for one year. As compensation, the Company agreed to issue GSS 225,000 shares of the Company’s common stock that vest as follows: 70,000 upon execution of the agreement and 17,222 shares at the beginning of each month from the fourth month through the 12th months. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 225,000 shares were valued at $2.50 per share, the closing bid of the Company’s common stock on July 12, 2010, the date of the agreement. Therefore, total aggregate value of the shares granted to JFS is approximately $563,000. Going forward the cost of these shares will be expenses as they vest. As such, the Company will be recognized $175,000, which were recorded in general, and administrative expenses as share-based compensation expenses, on July 12, 2010 and roughly $43,000 per month beginning on November 12, 2010 and continuing through July 12, 2011.

As additional compensation, the Company also granted GSS three-year warrants in the aggregate 150,000 shares of the Company’s common stock at an exercise price of US$2.25 per share. Of these warrants, 37,500 shall vest immediately and the balance will vest 12,500 per month beginning with the fourth month through the 12th month. These warrants were valued at roughly US$160,000 which represents the grant date fair value of these warrants. Going forward the cost of these warrants will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these warrants, we will incur approximately $40,000 of expenses on July 12, 2010 and roughly $13,000 per month beginning on 2010 and continuing through July 12, 2011.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (three), underlying stock price of $2.50 per share, no dividends; a risk free rate of 1.06%, which three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 58%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock. Exercise price of the warrant is the contractual exercise price of the warrant.

Employee Share Option Plan

On July 22, 2010, the Board of Directors approved the 2010 Equity Incentive Plan, pursuant to which 1,500,000 shares of our common stock shall be reserved for issuance. Persons eligible for awards under the Plan will include current and prospective employees, non-employee directors, consultants or other persons who provide services to us that hold positions of responsibility and whose performance, in management’s – or other board appointed committee – judgment, can have a significant effect on our success.

On July 22, 2010, the Company granted three-year options to each of 51 employees in the aggregate 1,455,000 shares of the Company’s common stock at an exercise price of US$2.25 per share, in consideration of their services to the Company. These options shall vest semi-annually in equal amounts over the three year life of the options. These options were valued at approximately US$1,548,000 which represents the grant date fair value of these options. Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these options, we will incur approximately $258,000 of expenses on January 22, 2011 and incurring in equal amounts every six months with the last expense incurring on July 22, 2013.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options (three), underlying stock price of $2.50 per share, no dividends; a risk free rate of 0.92%, which three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 58%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock. Exercise price of the option is the contractual exercise price of the option.

Series C Preferred Stock Dividend

On July 30, 2010, we issued an aggregate of 17,913 shares of common stock, as dividends, to the holders our Series C Convertible Preferred Stock as shown in the table below. The number of shares issued was calculated at a rate of 8% for the Series C Preferred Stock, per annum (subject to a pro rata adjustment) of the liquidation preference amount payable in shares which, when multiplied by $2.25 would equal the amount of such quarterly dividend not paid in cash. As such, the shares were valued at $40,300 and the total aggregate value of the transaction will be recorded as a preferred stock dividend.

Preferred Stock Dividends Issued on July 30, 2010

Date	Preferred Stock	Common Shares Issued	Dividend Value

7/30/2010	Series C	17,913	$40,300

We have further evaluated events after the date of these financial statements through August 14, 2010, the date that these financial statements were issued (or available to be issued to be issued if this applies). There were no other material subsequent events except the above as of that date.

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

Overview

We are a Chinese online game delivery platform company that offers digital infrastructure solutions to China’s online game industry. Through our subsidiary Shanghai MoqiZone and VIE SZ Alar, we provide the following product solutions and services:

•	Installation of WiMAX CPE (Customer Premises Equipment) at internet cafes with connection to our proprietary Moqizone WiMAX Network; and

•	Access to digital entertainment content such as online games, movies, and video hosted by the Company via the Moqizone WiMAX Network; and

•	Installation of Netcafe Farmer which is a peer-to-peer program allowing real time gaming content updates for all the PCs within the internet cafes; and

•	Publishing online gaming content and issuing prepaid cards for players.

As our business develops, we believe our business model could eliminate unnecessary cost associated with traditional digital media content delivery value chain. We are still in the preliminary stages of rolling out our WiMAX CPE installation. We have already commenced our business with Netcafe Farmer. We have also commenced reselling prepaid online game cards. We have successfully deployed a few WiMAX test sites in Beijing, Suzhou and Shenzhen and are now building out our MoqiZone WiMAX Network business in Chengdu. As of June 30, 2010, over 30 internet cafés in Chengdu have been installed with our WiMAX CPE and approximately 700 Internet Cafés are installed with Netcafe Farmer.

Netcafe Farmer in conjunction with our WiMAX Network will provide the necessary backbone infrastructure to allow us to roll out our gaming services and products. As our business continues to develop, our revenue will mainly be generated from cash collected from prepaid game cards. We will provide a profit sharing online billing system for internet cafes, game providers, marketing promotion companies and ourselves, via www.moqizone.com., This will allow profit sharing through the universal Moqizone Prepaid Card. We believe that this will effectively discourage price wars on prepaid game cards at retail locations, help internet cafés avoid obsolete prepaid card inventory and provide a more user friendly payment system by unifying prepaid game cards across different content providers’ games. The universal prepaid game card will be distributed via internet cafés and will be collected through our Point of Sales system. In addition, our software provides real-time reporting, payment and customer tracking via www.moqizone.com to internet cafés and content providers. As such, Moqizone can data mine customer behavior for gaming community management.

As of June 30, 2010, we have commenced generating revenue from selling prepaid cards and have generated limited revenue from Netcafe Farmer. Since the Fall of 2009 we have launched more than 30 WiMAX connected internet cafes in our test cities, however, to date they currently are only utilizing our WiMAX Network free of charge for testing purposes and not yet producing revenue. Our goal is to deploy our online game content delivery platform on the WiMAX Network and via Netcafe Farmer in various targeted cities in China. The first game content delivery platform will be via MoqiZone WiMAX Network. We aim to begin charging our customers when we reach approximately 700 internet cafes and we are aiming to cover the following cities at the specified time frames. :-

Chengdu	4Q 2010
Chongqing	4Q 2010
Jinan (Shandong)	1Q 2011
Nanjing	1Q 2011
Beijing	1Q 2011
Changsha	2Q 2011
Fuzhou	2Q 2011

We are also aiming to expand and redevelop Netcafe Farmer which already has approximate 700 internet café customers and is already generating revenue. The target is to expand the customer base of Netcafe Farmer to cover also large scale residential development as well as school campuses.

As of June 30, 2010, we have launched three websites: (a) www.moqz.com, our company’s corporate website; (b) www.moqizone.com, a business-to-business or B2B portal which supports Internet Café online billing and profit sharing between the Group, Internet cafés and content providers; and (3) www.53mq.com, a business-to-customer or B2C portal which delivers game contents. www.53mq.com was launched on November 30, 2009. We are currently hosting 14 games from 2 online game companies through executed agreements.

We entered into business partnership with Win’s Entertainment Limited (“Win’s”), a major motion picture producing company in Hong Kong through a series of proprietary content agreements in November 2009. To date, we have developed one online game - “Flirting Scholars II Online” which began open beta testing on July 9, 2010 in parallel with road show of the original movie “Flirting Scholars II”. We are working towards obtaining official approval from the Ministry of Culture to publish the game in China by August 2010. After we are granted approval, we plan to begin generating revenue via the sale of this game. We are currently beginning work on a second game based on another of Win’s movies and intend to have the beta version completed by the end of August 2010.

In July 2010, we acquired Viva Red, a company that acquires various licenses of mobile phone game and entertainment products and conducts value-added telecommunication services for mobile phones in mainland China. We are planning to leverage this acquisition to help us achieve our long-term goal of providing mobile gaming platform and service all the China Telecom customers. We are currently developing our mobile gaming delivery platform, configuring mobile games for different mobile handsets and are discussing forming strategic business partnership with various domestic and international content providers. The plan is to roll out our delivery platform by the end of the third quarter of 2010 and begin generating revenue in the fourth quarter of 2010

By acquiring Viva Red, we are going to extend our game delivery platform to cover mobile phone users. The plan is to roll out our delivery platform by the end of the third quarter of 2010 and begin generating revenue in the fourth quarter of 2010.

Our key business development objectives over the next two years are as follows:

•	Growing and expanding our business penetration that serves Internet cafes throughout selected targeted cities in China; and
•	Building a diverse gaming platform that serves traditional professional gamers, casual gamers, including mobile phone users; and
•	Publishing internally developed games for both PC gamers and Mobile users.

These business objectives will require the build out of our Moqizone WiMAX Network and continuous research and development. We will not be able to generate significant revenue until we have a basic foundation for all of these components.

Liquidity and Financial Resources.

As at June 30, 2010, we had a cash balance of approximately $901,306. We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, were approximately $1,760,400. Pursuant to the financing, we issued a total of 869,422 units of our securities at $2.25 per unit. Each Unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Series C Warrant (the “Series C Warrant”) and Series D Warrant (the “Series D Warrant”), collectively the “Warrants”), with the total amount of Warrants of each Series exercisable to purchase that number of shares of Common Stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Each of the Warrants has a term of three (3) years.

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

The March 2010 financing will allow us to continue operations and business development until December 2010 before additional capital is required to continue to execute our current growth plans. Based on our current business development plans, we will need approximately US$2 million of additional financing to fund our WiMAX deployment to the point where our cash flow from operating activities will be positive and a further US$1 million to aggregate and license contents.

Although we expect that the net proceeds of the private placement together with $3 million of additional funding as described above will be sufficient to fund our WiMAX deployment until it becomes cash flow positive, we will need to obtain additional capital to execute our overall business strategy. We currently estimate that we will need an additional $9,000,000 in order to completely deploy our online game delivery platform in all of our targeted cities by 2013.  Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, and expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Accordingly, our business and operations are substantially dependent on our ability to raise additional capital to: (i) supply working capital for the expansion of sales and the costs of marketing of new and existing products; and (ii) fund ongoing selling, general and administrative expenses of our business. If we do not receive additional financing prior to December 2010, we may have to restrict or discontinue our business. Our success is dependent on future financings.

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

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported for each period

For the three months ended June 30, 2010 and 2009

Three months ended June 30,	2010	2009
Revenues	$57,632	$-
Cost of revenues	$52,654	$-
Gross profit	$4,978	$-
Research & development expenses	$116,430	$-
Depreciation and amortization expense	$50,691	$2,079
Selling, general and administrative expenses	$700,098	$573,646
Other income (expense)	$2,079,255	$(22,157)
Income taxes	$-	$-
Net profit (Loss)	$1,217,014	$(597,882)
Foreign adjustment	$57,951	$2,118
Comprehensive income (Loss)	$1,274,965	$(595,764)

Revenues. Total revenues for the three months ended June 30, 2010 were approximately $58,000 as compared to no revenue during the three months ended June 30, 2009. Total revenues include approximately $54,000 revenue which was derived from reselling prepaid game cards by MobiZone Hong Kong; and approximately $4,000 revenue which was derived from reselling Netcafe Farmer by Shanghai Moqizone during the second quarter of 2010. The Company has just begun its business in prepaid card reselling and is currently strengthening the business of Netcafe Farmer. The Company is still at its the initial stage of launching its Moqizone WiMAX Network business to service internet cafés and therefore has not reported any revenue from this business unit. Management believes that the reselling of the prepaid game card will continue to grow as we expand and increase our digital entertainment contents. Management also expects “Flirting Scholar II Online” will generate revenue once we obtain the official approval from the Ministry of Culture in August 2010. Furthermore, Netcafe Farmer is performing a version upgrade and is expected to expand its customer demographic including residential complex and campus infrastructure in about 4 months. Management believes that over the next two years as we continue to grow and expand our business penetration in Internet cafes throughout targeted cities in China, we will begin to experience significant revenue growth.

Cost of Revenues Cost of Revenue during the reporting period represents only the cost of prepaid card sold and was approximately $53,000 for the three months ended June 30, 2010 as compared to no cost of revenue during the three months ended June 30, 2009. The selling of prepaid card only began during the second quarter of 2010. The business was conducted by MobiZone Hong Kong. The cost of revenue represents approximately 91% of total revenue generated (or a gross profit margin of 9%) and 97% of the prepaid card revenue generated. The Company has just begun reselling prepaid game cards and the management believes that as the sales increases, the Company will be able to  increase it gross profit margin.

Research and Development Expenses. Research and development expenses were approximately $116,000 for the three months ended June 30, 2010 as compared to no research and development expenses during the three months ended June 30, 2009. The net increase of $116,000 was mainly attributable to the development of “Flirting Scholars II Online” which commenced in November 2009. As of June 30, 2010, we had approximately 10 technical staff working on the development of “Flirting Scholars II Online” and we also outsource certain development work to third party developers.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses was approximately $700,000 for the three months ended June 30, 2010, as compare with $574,000 during the same quarter in 2009. . This is an increase of approximately $126,000 or 22%. SG&A expenses for the three months ended June 30, 2010 and 2009 were attributable to costs associated with establishing, building, and supporting our infrastructure; and promoting our products and services as well as our upcoming online games. SG&A expenses includes (a) general salaries of all the staff; (b) consulting, legal and accounting and other professional fees related to establishing our business; (c) sales and marketing cost on promoting our products and services such as Netcafe Farmer and “Flirting Scholars II Online”. As of June 30, 2010, our total staffing was approximately 55 as compared with approximately 35 during the same period in 2009, representing an expansion of approximately 20 staff. Legal and accounting, and other professional fees has also increased significantly during the reporting period as compared with 2009. Sales and marketing expenses has increased due to increased marketing activities to promote our own products and services. We anticipate that these costs will rise significant when we start promoting “Flirting Scholars II Online” in August and September 2010 and. as we continue to expand our operations. However, we believe that any increase will begin to be offset by our expected revenue growth.

Other income (expense). Other income (expense) includes the following items:-

Interest income/expense. Interest expenses for the three months ended June 30, 2010 was approximately $40,000 as compared to interest expenses of approximately $24,000 for the same period in 2009. This increase of approximately $16,000 was mainly due to the interest expense accrued from our Series A and Series C Preferred Stock for the three months period ended June 30, 2010. .

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

As a result, for the 6 months ended  June 30, 2010, the Company recognized a gain of approximately $2,200,000 which was related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 preferred stock and the market price of the common stock underlying such warrants. No such loss was recorded for the three months ended June 30, 2009.

Liquidated damages for ineffective registration statement. On June 1 and August 11, 2009, the Company entered into Registration Rights Agreement with investors (the “Investor RRA”) of the private financings we closed on those same dates. Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split, which occurred on August 31, 2009. Additionally, the Company was required to use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days (January 28, 2010) after the completion of the Reverse Split

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the state value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC (up to a maximum of 10%). As of June 30, 2010, the company had accrued $67,700 liquated damages during the second quarter of 2010. There is no such expense in 2009 and therefore no such loss was recorded for the three months ended June 30, 2009. The company is currently planning to speak with the Series A shareholders concerning an adjustment and/or cancelation of these damages.

Gain/(Loss) on foreign currency translation. Loss on foreign currency transactions was roughly $11,850 for the three months ended June 30, 2010 while $20,455 gain was recorded for the three months ended June 30, 2009.

As a result, other income of approximately $2,079,255 for the three months ended June 30, 2010 was recorded as compared to other loss of approximately $22,157 for the three months ended June 30, 2009. This increase was primarily attributed to gain associated with the change in fair value of the recently issued warrants during the second quarter of 2010.

Net Profit/(Loss). Net income for the three months ended June 30, 2010, was approximately $1,217,014. This net income was substantially due to the gain of approximately $2,199,062 related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009. Without this non-cash gain, the company would have had a net loss of roughly $982,048 for the three months ended June 30, 2010 as compared with net loss of approximately $597,882 for the three months ended June 30, 2009. The difference of $384,166 was mainly due to the increase in R&D expenses and also the increase in SG&A Expenses due to the development of “Flirting Scholars II Online”. Aside from gains or losses associated with changes in the fair value of our warrants, Management believes that our net loss will gradually decrease when we begin to gain traction and start increasing revenue from our prepaid gaming cards and the delivery of digital online entertainment content via various game delivery platforms.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income amounted to a gain of approximately $57,951 for the three months ended June 30, 2010 as compared to $2,118 for the three months ended June 30, 2009.

Comprehensive Income/(Loss). As a result of the above, the comprehensive gain, which adds the currency adjustment to Net Income, was roughly $1,274,965 for the three months ended June 30, 2010 as compared with a loss of $595,764 during the same period in 2009.

For the six months ended June 30, 2010 and 2009

Six months ended June 30,	2010	2009
Revenues	$59,217	$-
Cost of revenues	$52,654	$-
Gross profit	$6,563	$-
Research & development expenses	$212,128	$-
Depreciation and amortization expense	$93,723	$2,079
Selling, general and administrative expenses	$1,160,055	$972,854
Other income (expense)	$21,341,279	$(28,062)
Income taxes	$-	$-
Net profit (Loss)	$19,881,936	$(1,002,995)
Foreign currency adjustment	$88,921	$(2,819)
Comprehensive income (Loss)	$19,970,857	$(1,005,814)

Revenues. Total revenues for the six months ended June 30, 2010 were $59,000 as compared to no revenue during the six months ended June 30, 2009. Total revenues include approximately $54,000 revenue whch was derived from reselling prepaid game cards by MobiZone Hong Kong; and approximately $5,000 revenue which was derived from reselling Netcafe Farmer by Shanghai Moqizone during the second quarter of 2010. The Company has just begun its business in prepaid card reselling in the second quarter of 2010 and is currently strengthening the business of Netcafe Farmer. The Company is still at its the initial stage of launching its Moqizone WiMAX Network business to service internet cafés and therefore has not reported any revenue from this business unit. Management believes that the reselling of the prepaid game card will continue to grow as we expand and increase our digital entertainment contents. Management also expects “Flirting Scholar II Online” will generate revenue once we obtain the official approval from the Ministry of Culture in August 2010. Furthermore, Netcafe Farmer is performing a version upgrade and is expected to expand its customer demographic including residential complex and campus infrastructure in about 4 months. Management believes that over the next two years as we continue to grow and expand our business penetration in Internet cafes throughout targeted cities in China, we will begin to experience significant revenue growth.

Cost of Revenues Cost of Revenue during the six months ended June 30, 2010 represents only the cost of prepaid card sold and was approximately $53,000 for the six months ended June 30, 2010 as compared to no cost of revenue during the six months ended June 30, 2009. The selling of prepaid card only began during the second quarter of 2010 and therefore no such cost was recorded in the first quarter of 2010 and during the six months ended June 30, 2009. The business was conducted by MobiZone Hong Kong. The cost of revenue represents approximately 89% of total revenue generated (or a gross profit margin of 11%) and 97% of the prepaid card revenue generated during the first six months of 2010. The Company has just begun reselling prepaid game cards and the management believes that as the sales increases, the Company will be able to increase it gross profit margin.

Research and Development Expenses. Research and development expenses were approximately $212,000 for the six months ended June 30, 2010 as compared to no research and development expenses during the six months ended June 30, 2009. The net increase of roughly $212,000 was mainly attributable to the development of “Flirting Scholars II Online” which commenced in November 2009. As of June 30, 2010, we had approximately 10 technical staff working on the development of “Flirting Scholars II Online” and we also outsource certain development work to third party developers.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses was approximately $1,160,000 for the six months ended June 30, 2010, as compare with $973,000 during the same quarter in 2009. This is an increase of approximately $187,000 or 19.2%. SG&A expenses for the three months ended June 30, 2010 and 2009 were attributable to costs associated with establishing, building, and supporting our infrastructure; and promoting our products and services as well as our upcoming online games. SG&A expenses includes (a) general salaries of all the staff; (b) consulting, legal and accounting and other professional fees related to establishing our business; (c) sales and marketing cost on promoting our products and services such as Netcafe Farmer and “Flirting Scholars II Online”. As of June 30, 2010, our total staffing was approximately 55 as compared with approximately 35 during the same period in 2009, representing an expansion of approximately 20 staff. Legal and accounting, and other professional fees have also increased significantly during the reporting period as compared with 2009. Sales and marketing expenses have increased due to increased marketing activities to promote our own products and services. We anticipate that these costs will rise significant when we start promoting “Flirting Scholars II Online” in August and September 2010 and. as we continue to expand our operations. However, we believe that any increase will begin to be offset by our expected revenue growth.

Other income (expense). Other income (expenses) includes the following items:-

Interest income/expense. Interest expenses for the six months ended June 30, 2010 was approximately $40,000 as compared to interest expenses of approximately $30,000 for the same period in 2009. This increase of approximately $10,000 was mainly due to the interest expense accrued from our Series A and Series C Preferred Stock for the six months period ended June 30, 2010..

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

As a result, for the six months ended 30 June, 2010, the Company recognized a gain of approximately $21,511,000 which was related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 preferred stock and the market price of the common stock underlying such warrants. No such loss was recorded for the six months ended June 30, 2009.

Liquidated damages for ineffective registration statement. On June 1 and August 11, 2009, the Company entered into Registration Rights Agreement with investors (the “Investor RRA”) of the private financings we closed on those same dates. Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split, which occurred on August 31, 2009. Additionally, the Company was required to use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days (January 28, 2010) after the completion of the Reverse Split

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the state value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC (up to a maximum of 10%). As of June 30, 2010, the company had incurred and accrued $113,500 liquated damages for the six months ended June 30, 2010. There is no such expense in 2009 and therefore no such loss was recorded for the six months ended June 30, 2009. The company is currently planning to speak with the Series A shareholders concerning an adjustment and/or cancelation of these damages.

Gain/Loss on foreign currency translation. Loss on foreign currency transactions was roughly $16,490 for the six months ended June 30, 2010 while $20,455 gain was recorded for the six months ended June 30, 2009.

As a result, other income of approximately $21,341,000 for the six months ended June 30, 2010 was recorded as compared to other loss of approximately $28,000 for the six months ended June 30, 2009. This increase was primarily attributed to gain associated with the change in fair value of the recently issued warrants during the six months ended June 30, 2010.

Net Profit/(Loss). Net income for the six months ended June 30, 2010, was approximately $19,882,000. This net income was substantially due to the gain of approximately $21,511,000 related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 as described above. Without this non-cash gain, the company would have had a net loss of roughly $1,629,000 for the six months ended June 30, 2010 as compared with net loss of approximately $1,003,000 for the six months ended June 30, 2009. The difference of $626,000 was mainly due to the increase in R&D expenses and also the increase in SG&A Expenses in relation to the development of “Flirting Scholars II Online”. Aside from gains or losses associated with changes in the fair value of our warrants, Management believes that our net loss will gradually decrease when we begin to gain traction and start increasing revenue from our prepaid gaming cards and the delivery of digital online entertainment content via various game delivery platforms.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to a gain of  $88,921 for the six months ended June 30, 2010 as compared to a loss of approximately $2,819 for the six months ended June 30, 2009.

Comprehensive Income/Loss. As a result of the above, the comprehensive gain, which adds the currency adjustment to Net Income, was approximately $19,971,000 for the six months ended June 30, 2010 as compared with a loss of $1,006,000 during the same period in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MOQIZONE HOLDING CORPORATION.

Date: August 14, 2010	/s/ Lawrence Cheung
Name: Lawrence Cheung
Title: Chief Executive Officer
And Acting Chief Accounting Officer