Form 10-K/A
period 2009-12-31
MOQIZONE HOLDING Corp
filed 2010-10-04
CIK 904350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

Explanatory Note: We are filing this amendment to our Annual Report on Form 10-K to respond to SEC Comments dated July 16, 2010.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment continues to speak as of April 15, 2010 (the date the original Form 10-K was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-K and our other reports filed with the SEC subsequent to the filing of our original Form 10-K, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

PART I

Item 1.  Business

This summary highlights selected information appearing elsewhere in this Form 10-K/A. While this summary highlights what we consider to be the most important information about us, you should carefully read this Form 10-K in its entirety before investing in our common stock, which we discuss later in “Risk Factors,” and our financial statements and related notes. Unless the context requires otherwise, the words the “Company” “we,” “us” and “our” refer to Moqizone Holding Corporation and our subsidiaries including MobiZone Hong Kong, MoqiZone Cayman, Shanghai MoqiZone and SZ Alar, the word “MoqiZone” refers only to Moqizone Holding Corporation.

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

Our key business development objectives over the next two years are to grow and expand our business penetration servicing Internet cafes throughout selected targeted cities in China. These business objectives will require the build out of our MoqiZone WiMAX Network, marketing Netcafe Farmer, continuous technological development of our business portals including but not limited to  www.moqizone.com  and  www.53mq.com . Additionally, we plan to begin aggregating more online games. We will not be able to generate significant revenue until we have a basic foundation of all these components.

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

Acquisition of our Operating Business

On March 15, 2009, Trestle entered into a Share Exchange Agreement with MoqiZone Cayman, Mr. Lawrence Cheung, the principal shareholder of MoqiZone Cayman, and, MKM Capital Opportunity Fund Ltd., our former principal stockholder (the “Agreement”).  MoqiZone Cayman is the record and beneficial owner of 100% of the share capital of MobiZone Hong Kong and MobiZone Hong Kong is the record and beneficial owner of 100% of the share capital of Shanghai MoqiZone.  On June 1, 2009, pursuant to the Agreement, and as a result of MobiZone Hong Kong’s receipt of approximately $4,345,000 in gross proceeds from our private financing, Trestle became the record and beneficial owner of 100% of the share capital of MoqiZone Cayman and therefore own 100% of the share capital of MobiZone Hong Kong directly and Shanghai MoqiZone indirectly in exchange for the issuance to Lawrence Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our Series B convertible preferred stock, which Series B preferred stock was automatically converted (on the basis of 1,000 shares of common stock for each share of Series B preferred stock) into an aggregate of 10,743,000 shares of our common stock, representing approximately 95% of our issued and outstanding shares of common stock  at the time of conversion (but prior to the conversion of any of the shares our Series A preferred stock ). The remaining 5% of the then outstanding shares of the Company’s common stock are publicly traded and are owned by approximately 83 shareholders on record (see Reverse Stock Split below at Page 3).

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

In July 2007, MobiZone Hong Kong signed a Memorandum of Cooperation with Tai Ji and SZ Mellow which also included a draft of Cooperation Agreement to be entered into among Tai Ji, a WOFE to be established by MoqiZone and SZ Mellow.  According to this Memorandum of Cooperation, the major terms are:

i.	Tai Ji agreed that the MobiZone Hong Kong can authorize its cooperative partners or subsidiaries in China (“MoqiZone's Representatives”) to use the 3.5GMHz radio frequency resources;

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

ii.	Reallocation of Online Gaming Value Chain. The MoqiZone WiMAX Network increases the net economic benefit to the content providers and the Internet cafés and eliminates the prepaid card distributors.

iii.	Other Benefits to Internet Cafés. The MoqiZone WiMAX Network also benefits the Internet Café’s by eliminating certain duplicative resources and costs and providing incentives.

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

Our business objectives will be required to execute through Shanghai Moqizone and SZ Alar by implementing the structure portal arrangements described below in order to allow MobiZone Hong Kong to have control. Neither our Company nor our Shanghai MoqiZone subsidiary owns any equity interests in SZ Alar.  Our business relationship withSZ Alar is based on contractual arrangements which are commonly known as the “Sina Structure Portal Arrangement” agreements.  These agreements may be summarized, as follows:

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

Loan Agreement.   Under the loan agreement between the shareholders of the SZ Alar and MobiZone Hong Kong, the parties confirmed that MobiZone Hong Kong has made an interest-free loan to the shareholders of the SZ Alar solely to enable the shareholders of the SZ Alar to fund the initial capitalization of SZ Alar. The loan can be repaid only by sale of the shareholder’s equity interest in SZ Alar to MobiZone Hong Kong. The term of the loan agreement is ten years from the date thereof.

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

Content Providers
As of December 24, 2009, we have entered into agreements to deploy 10 new games and non binding memorandums of understanding with 10 more new game developers. On October 28, 2009, the Company announced the launch of our business-to-customer or B2C website  www.53mq.com . www.53mq.com is the online game platform through which we aggregate and integrate all our online game contents and will be the interface to interact with our WiMAX connected internet cafes as well as our online game players. The typical terms of the agreement between MoqiZone and content providers will include:

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

On November 24, 2009, CNNIC published an analysis of the Chinese Online Gaming market, called “China Online Game Market Research Report 2009 1 ” The following is a summary of its major findings and the implications that we believe they have on our business development in China.-

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

1 Source: CNNIC, China Internet Network Information Centre, http://www.cnnic.net.cn/uploadfiles/pdf/2009/11/24/110832.pdf

The Growing Chinese Internet and Internet Café market

According the New York Times2, the number of Internet users in the China reached about 253 million in June 2008, thereby, putting it ahead of the United States as the world’s biggest Internet market. Reports from the government-controlled Chinese Academy of Sciences indicated that the number of Internet users jumped more than 50 percent, or by about 90 million people, during 2007. This new estimate represents only about 19 percent of China’s population, underscoring the potential for growth. The survey found that nearly 70 percent of China’s Internet users were 30 or younger, and that in the first half of this year, high school students were, by far, the fastest-growing segment of new users, accounting for 39 million of the 43 million users during the period.  According to the extract summary of Niko Partners’ report on  China ’ s Internet Café s Study 2008 , there are estimated 185,000 Internet cafés nationwide in China, 71,000 of which are unlicensed with approximately 22 million PCs installed throughout China. (http://www.nikopartners.com/press-release-china-internet-cafe-2008.asp)

According to public information available from several NASDAQ and Hong Kong Stock Exchange listed online game companies in China, the Average revenue per user per month (ARPU per month) for each gamer in China is in the range of $5 to $40 per game depending on the game.  Item-Billing business model often leads to a higher ARPU figures (please refer to online game publisher Giant, Nasdaq code: GA) This is important to our business evaluation and forecast as it shows the consumption behavior of games in China, most of gamers are willing to pay $5 to $40 for game contents per month, we can use it as reference in setting our price strategy on pre-paid cards.

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

With the introduction of the EIT Law, China has resumed imposition of a withholding tax (10.0% in the absence of a bilateral tax treaty or new domestic regulation reducing such withholding tax rate to a lower rate).  Per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, a Hong Kong company as the investor, which is considered a “non-resident enterprise” under the EIT Law, may enjoy the reduced withholding tax rate of 5% if it holds more than 25% equity interest in its PRC subsidiary.  As MobiZone Hong Kong is the sole shareholder of Shanghai MoqiZone, substantially all of our income will be derive from dividends we receive from Shanghai MoqiZone through MobiZone Hong Kong.  When we declare dividends from the income in the PRC, we cannot assure whether such dividends may be taxed at a reduced withholding tax rate of 5% per the Double Tax Avoidance Arrangement between Hong Kong and Mainland China as the PRC tax authorities may regard our MobiZone Hong Kong as a shell company only for tax purpose and still deem Shanghai MoqiZone in the PRC as the subsidiary directly owned by the Company. Based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, issued on February 20, 2009 by the State Administration of Taxation, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment.

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

Our revenue will be generated from cash collected from game players through issuing universal prepaid game cards. We provide a profit sharing online billing system for internet cafes, game providers, marketing promotion companies and ourselves, via www.moqizone.com , enabling profit sharing through the universal Moqizone Prepaid Card. It effectively prevents discounted online game cards, helps internet cafés avoid obsolete prepaid card inventory and at the same time is more user friendly by unifying prepaid game cards across different content providers’ games. The universal prepaid game card will be distributed only via internet cafés and will be collected through our POS system. In addition, our software provides real-time reporting, payment and customer tracking via  www.moqizone.com  to internet cafés and content providers. It allows customer behavior tracking from POS data and stronger gamer community management. Therefore, we are able to establish a direct relationship with gamers, content providers and café owners through our Moqizone WiMAX Network.

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

As of April 14, 2010, we have launched three websites: (a) www.moqz.com, our company’s corporate website; (b) www.moqizone.com , a business-to-business or B2B portal which supports Internet Café online billing and profit share with Net cafés and content providers; and (3)  www.53mq.com , a business-to-customer or B2C portal which delivers game content through a client end interface to gamers. www.53mq.com was launched on November 30, 2009. We are currently hosting 14 games from 2 online game companies through executed agreements which include 1 MMORPG or Massively Multiplayer Online Role Playing Game – “Dragon Rider”, the “Moqi Entertainment Village” which is a casual game platform with 13 different games and we are linked with over 30 external games which servers are not hosted by us.

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

Liquidity and Capital Resources

On June 1 and August 11, 2009, we raised a total of US$4,945,000 from 11 accredited investors in two private placements.  As a result of the financings, we issued a total of approximately 494.5 Units of securities each consisting of (a) $10,000 of 8% exchangeable convertible notes of MobiZone Hong Kong due March 31, 2011, (b) three year Class A callable warrants to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants to purchase 2,778 shares of common stock of the Company at an exercise price of $3.00 per share. Pursuant to the sale of approximately 494.5 Units, we issued an aggregate of approximately US$4,945,000 of Notes, Class A Warrants to purchase up to 1,373,614 shares of common stock and Class B Warrants to purchase up to 1,373,614 of common stock. Following our reverse split, the Notes were converted in shares of Series A Preferred Stock.  The financings were completed pursuant to exemption from registration provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.

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

See notes to financial statements

MOQIZONE HOLDING CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,		From inception (August 29, 2007) to
	2009	2008	December 31, 2009
Operating activities:
Net loss	$(23,441,283)	$(913,482)	$(24,671,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital issued for directors’ fees and officers’ salaries	-	32,013	292,883
Depreciation and amortization	53,902	-	53,902
Amortization of placement fees of convertible notes	58,115	-	58,115
Interest expenses	79,670	-	79,670
Warrant liabilities	19,867,901	-	19,867,901
Change in operating assets and liabilities:
Other receivables	(80,180)	-	(80,180)
Accounts payable	(7,898)	30,137	58,339
Other payables and accruals	195,492	780,383	979,925
Accrued payroll	228,901	-	228,901
Due from/to related parties	(21,387)	-	21,387
Net cash used in operating activities	(3,066,767)	(70,949)	(3,153,747)

Investing activities:
Acquisition of property and equipment	(752,183)	(158,417)	(950,900)
Net cash used in investing activities	(752,183)	(158,417)	(950,900)

Financial activities:
Loan receivable	249,284	(249,284)	-
Borrowing of convertible notes payable	4,450,500	316,437	4,766,937
Repayment of convertible notes	(316,437)	-	(316,437)
Payments to owners and officers	-	(22,851)	20,374
Capital contribution	-	166,011	221,144
Net cash provided by financing activities	4,383,347	210,313	4,692,018

Effect of exchange rate on cash	1,617	(5,311)	(3,071)

Net increase in cash	566,014	(24,364)	584,300

Cash, beginning of year	18,286	42,650	-

Cash, end of year	$584,300	$18,286	$584,300

Supplement disclosure of cash flow information
Interest paid	21,008	-	21,008

Supplement disclosure of non cash transactions
Issuance of stock for dividends	$112,239	$-	$112,239
Warrant liability incurred in connection with convertible note	25,313,369	-	25,313,369
Forgiveness of director’s fee	771,563	(0)	771,563

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

On June 1, 2009, pursuant to the Agreement, and as a result of MobiZone Hong Kong’s receipt of $4,345,000 in gross proceeds from the financing described below, we acquired all of the issued and outstanding capital stock of MoqiZone Cayman in exchange for the issuance to Cheung and the other shareholders of MoqiZone Cayman of 10,743 shares of our sought to be created Series B convertible preferred stock.  The transaction was regarded as a reverse merger whereby MoqiZone Cayman was considered to be the accounting acquirer as it retained control of Trestle after the exchange and Trestle is the legal acquirer.  The share exchange was treated as a recapitalization and, accordingly, Trestle reclassified its common stock and additional paid-in-capital accounts for the year ended December 31, 2008.  The Financial Statements have been prepared as if MoqiZone had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

Accounting for Warrants

The Warrants are entitled to a price adjustment provision that allows the price of the Warrants to be reduced in the event the Company issues any additional shares of common stock at a price per share less than the then-applicable warrant price, The Company determined that the Warrants meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging “ASC Topic 815”). In determining whether the Warrants were eligible for a scope exception from ASC Topic 815, the Company considered the provisions of ASC Topic 815-40 (Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ). The Company determined that the Warrants do not meet a scope exception because they are not deemed indexed to the Company’s own stock.   Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

2010	$66,016

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

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e) of the Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Based on the results of this assessment, management had originally concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. However, as a result of recent SEC comments on management’s inability to properly file our Form 10K with proper signatures, Management reviewed its original conclusions and, based on this review, now believes that it has identified a material weakness.   A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Per Rule 13a-15(e), disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management has now determined that it does not believe that we have sufficient documentation of our existing financial processes, risk assessment and internal controls. As a result, we were unable to properly file Form 10-K with all required signatures.  We believe that this constitutes a material weakness in the effectiveness of internal control over financial reporting as of December 31, 2010.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically in order to correct this weakness.

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

(c) Changes in Internal Control over Financial Reporting

Management has also identified a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that no such material errors or weaknesses exist. To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting. In addition and as discussed above, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the last five years, Mr. Cheung did not hold directorship in any other public companies. During the past 10 years, Mr. Cheung has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Benjamin Chan, Director, Company Secretary and Vice President of Finance.  Mr. Benjamin Chan is one of the founders of MobiZone Hong Kong. Mr. Chan is responsible for the finance of the Company.  He joins the Board with a strong legal background.  He is a qualified Australian barrister and solicitor and has practiced in the telecom media and technology sector. His professional highlights include the successful tendering of the first pay television broadcasting license in Hong Kong as well as involving into many other local listing activities.  He was also a corporate consultant for various listed companies in Hong Kong from 2000 to 2003. During 2003 to present, Mr. Chan operates various successful businesses including IT solution providers, IT equipment trading, medical business manufacturing as well as the current MoqiZone operations. Mr. Chan holds a Bachelor of Commerce Degree, majoring in finance and account, and a Bachelor of Laws Degree from the University of Melbourne, Victoria, Australia.

During the last five years, Mr. Chan did not hold directorship in any other public companies. During the past 10 years, Mr. Chan has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

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

Sam Huang. Chief Technology Officer.  Mr. Huang is one of the founders of MobiZone Hong Kong. Mr. Huang has been involved in MobiTech and MobiZone Hong Kong since 2005 together with Lawrence Cheung and is currently in charge of our technology development department, MoqiZone WiMAX Network operations as well as our gaming platform development. Prior to joining the MoqiZone group, Mr. Huang was formerly CTO of Beijing Quantum Limited deploying 3.5GHz WiMAX technology and has over 20 years experience in network management and planning. He was the deputy general manager in Wai Te Mobile Communication Ltd.. Prior to telecom industry, he was the investment manager for Hong Kong Macau Investment Group, and Manager for Hangzhou Mechanical Tools Factory. Mr. Huang has a degree in material engineering.

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

Calvin Ng. Vice President of System and Information Control.  Mr. Ng is one of the founders of MobiZone Hong Kong. Mr. Ng is in charge of all of our system and documents control, as well as corporate information control. Mr. Ng was also involved in MobiTech and MobiZone Hong Kong together with Lawrence Cheung in promoting the company services to internet cafes. Mr. Ng was the founder of Green Digital, the biggest Internet Café association in China representing China Telecom’s Internet Café chain in 2002. Mr. Ng has over 6 years in the internet café business in China and has developed software which is used in most internet cafés in China.

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

Chris Wong. Business Strategist.  Mr. Wong is responsible for formulating business strategies of the Company to position our overall business development. Mr. Wong was previously employed as the business analyst for China Youth Foundation (a company listed on the main board of the Hong Kong Stock Exchange). Mr. Wong also worked for Shanda Interactive Entertainment (NASDAQ:SNDA) as the personal assistant to the Chairman and CEO. He is a consultant in the “Society of Industry Leader” for Vista Research, a business of Standard & Poor’s. He has an MBA from University of Bradford, England and membership from the Institute for the Management of Information Systems in 2002.

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

The Company Executive and Director Compensation Information

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawrence Cheung, CEO	2009	$111,262	-	-	-	-	-	-	$111,262	(1)
Lawrence Cheung, CEO	2008	$0	-	-	-	-	-	-	$0	(2)
Benjamin Chan	2009	$83,447	-	-	-	-	-	-	$83,447	(3)
Benjamin Chan	2008	$0							$0	(4)
Eric Stoppenhagen Interim President	2009	$12,000	-	-	-	-	-	$2,000	$14,000	(5)
Eric Stoppenhagen Interim President	2008	$36,000	-	-	-	-	-	$6,000	$42,000	(5)

(1)
 Mr. Lawrence Cheung is entitled to approximately $111,262 for 2009, approximately $52,154 of which has been received and $59,108 remains unpaid; Mr. Cheung waived such salary until such time as the Company’s cash position improves. The amount that Mr. Cheung is entitled to represents his director fees in addition to his executive officer role as Chief Executive Office. The compensation for Mr. Cheung reflects his salary at MobiZone Hong Kong, prior to the Share Exchange.

(2)
No salary was paid in cash to the CEO Lawrence Cheung or any of the officers and directors in 2007 and 2008. Lawrence Cheung had accrued salary of $771,420 for the fiscal year ended December 31, 2008, but all such outstanding salary was waived before the Financings.

(3)
Mr. Benjamin Chan is entitled to $83,447 for 2009, $42,593 of which has been received and $40.854 remains unpaid. Mr. Chan waived such salary until such time as the Company’s cash position improves. The amount that Mr. Chan is entitled to represents his director fees in addition to his executive officer role as VP of Finance.

(4)	Mr. Chan did not receive any compensation for 2008.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Lu	$23,000						$23,000

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

* Represents less than 1%

(1)
The numbers are based on 13,667,764 shares of common stock outstanding. All Percentages have been rounded up to the nearest one hundredth of one percent and such percentage is based upon the amount of outstanding our common stock. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of April 14, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

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

Change in the Control

As a result of consummation of the transactions under the Share Exchange Agreement, Trestle owns 100% of the capital stock of MoqiZone Cayman which, in turn owns 100% of the capital stock of MobiZone Hong Kong and its wholly-owned Shanghai MoqiZone subsidiary.  The former stockholders of MoqiZone Cayman own an aggregate of 10,743,000 shares of Trestle common stock or approximately 95% of its outstanding Trestle common stock after giving effect to the transactions under the Share Exchange Agreements but before giving effect to dilution resulting from the conversion by investors of any of their shares of Series A Preferred Stock or the exercise of any of the Warrants issued and to be issued in the MobiZone Hong Kong Unit offering.

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

Loan Agreement.  Under the loan agreement between the shareholders of the VIE and MobiZone Hong Kong, the parties confirmed that MobiZone Hong Kong has made an interest-free loan to the shareholders of the VIE solely to enable the shareholders of the VIE to fund the initial capitalization of the VIE. The loan can be repaid only by sale of the shareholder’s equity interest in the VIE to MobiZone Hong Kong. The term of the loan agreement is ten years from the date thereof.

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

Any Performance Shares distributable from the escrow will be made within ten business days after the final calculations with respect to the distribution of the Performance Shares are made, and will be distributed to investors in the MobiZone Hong Kong financing on a pro-rata basis by which the amount of securities purchased by each investor bears to the total amount of securities sold. Performance Shares not distributed to investors will be returned to the management group at the end of the Measuring Period. The Board has not determined the persons who shall be entitled to the Performance Shares as at December 31, 2009 except that it shall be rewarded to employees with significant contributions to the Company.

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

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the New York Stock Exchange Alternext Exchange, or the AMEX.  The board of directors also will consult with counsel to ensure that the Board of Director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of future audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the American Stock Exchange, which requires that a majority of a company’s directors be independent.  Our board of directors intends to appoint additional members, each of whom will satisfy such independence requirements.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

Audit Fees

The aggregate fees billed by Paritz & Company, P.A. for the audit of the Company’s  financial statements in the years ended December 31, 2009 and 2008, the reviews of the quarterly reports on Form 10-Q for the same fiscal years and statutory and regulatory filings were $62,000 for 2009 and $27,000  for 2008.

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

10.6	Form of Series A Warrant (Incorporated by reference to exhibit 10.6 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.7	Form of Series B Warrant (Incorporated by reference to exhibit 10.7 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.8	Form of Pledge Agreement (Incorporated by reference to exhibit 10.8 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.9	Form of Guaranty Agreement (Incorporated by reference to exhibit 10.9 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.10	Form of Share Escrow Agreement (Incorporated by reference to exhibit 10.11 of the Current Report on Form 8-K that we filed on June 3, 2009).

10.11	Form of Exclusive Business Cooperation Agreement (Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K that we filed on September 25, 2009).

10.12	Netcafe Farmer Agreement (Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K that we filed on December 23, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Press Release (Incorporated by Reference to Exhibit 99.1 on the Current Report 8-K that we filed on August 12, 2009).

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moqizone Holding Corporation

Date: October 4, 2010

	By:	/s/ Lawrence Cheung
Lawrence Cheung
Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officer of Moqizone Holding Corporation do hereby constitute and appoint Lawrence Cheung with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence Cheung	Dated: October 4, 2010
Lawrence Cheung
Chief Executive Officer, Acting Chief Financial Officer,
Acting Principal Accounting Officer and Chairman

/s/ Benjamin Chan	Dated: October 4, 2010
Benjamin Chan, Director

/s/ Paul Lu	Dated: October 4, 2010
Paul Lu, Director