Form 10-Q/A
period 2010-06-30
MOQIZONE HOLDING Corp
filed 2010-10-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of October 13 , 2010, there were 14,145,724 shares of Common S tock, par value $0.001 outstanding, 1,095 shares of Series A Preferred Stock, par value is $.001, 0 shares of Series B Preferred Stock, par value is $.001, and 608,334 shares of Series C Preferred Stock, par value is $.001.

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

EXPLANATORY NOTE

We are filing this amendment to include information requested in an SEC comment letter.  Specifically, we are revising note 4 of the unaudited note to the Consolidated Financial Statements.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-Q in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures, including the exhibits to the original Form 10-Q, affected by subsequent events. As such, this Amendment continues to speak as of August 16, 2010 (the date the original Form 10-Q was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-Q and our other reports filed with the SEC subsequent to the filing of our original Form 10-Q, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$901,316	$584,300
Account receivable	54,119
Prepayments, deposits and other receivables	131,983	80,180
Inventory	9,702
Due from related parties	9,363	1,071

Total current assets	1,106,483	665,551

Property and equipment, net	819,642	899,247

Total assets	$1,926,125	$1, 564,798

LIABILITIES
Current liabilities:
Accounts payable	$85,737	$58,339
Other payables and accruals	170,416	202,468
Accrued directors’ fee	221,483	228,901
Due to related parties	-	58
Interest payable	40,299	85,707
Preferred stock dividend payable	45,095	-
Warrant liabilities	3,801,967	25,313,369
Liquidated damages payable	113,500	-
Total current liabilities	4,478,497	25,888,842

Shareholders’ deficit
Common stock, 1,500,000,000 share authorized, $0.001 par value, 13,695,542 and 13,620,260 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	13,696	13,620
Series A preferred stock	1	1
Series C preferred stock	869	-
Series C preferred stock - Intrinsic Value	1,097,379	-
Warrants	546,298	-
Placement Agent Warrants	115,854	-
Additional paid in capital	532,789	447,355
Deficit accumulated during development stage	(4,947,214)	(24,784,055)
Accumulated other comprehensive income/(loss) - foreign exchange adjustment	87,956	(965)
Total shareholders’ deficit	(2,552,372)	(24,324,044)

Total liabilities and shareholders’ deficit	$1,926,125	$1,564,798

 See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		From inception August 29, 2007 to
	2010	2009	2010	2009	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, NET	$57,632	$-	$59,217	$-	$60,589

COSTS AND EXPENSES:
Cost of revenues	(52,654)	-	(52,654)	-	(52,654)
Research & development expenses	(116,430)	-	(212,128)	-	(242,575)
Depreciation and amortization expense	(50,691)	(2,079)	(93,723)	(2,079)	(147,625)
Selling, general and administrative expenses	(700,098)	(573,646)	(1,160,055)	(972,854)	(5,708,193)
LOSS FROM OPERATIONS	(862,241)	(575,725)	(1,459,343)	(974,933)	(6,090,458)

OTHER (EXPENSES)/INCOMES:
Interest expenses, net of interest income	(40,257)	(24,226)	(40,133)	(30,131)	(139,968)
Gain/(Loss) on foreign currency transaction	(11,850)	20,455	(16,490)	20,455	(31,340)
Amortization of placing fees of convertible notes	-	(18,386)	-	(18,386)	(58,115)
Change in fair value of warrants	2,199,062	-	21,511,402	-	1,643,501
Liquidated damages payable	(67,700)	-	(113,500)	-	(113,500)
TOTAL OTHER INCOME/(EXPENSES)	2,079,255	(22,157)	21,341,279	(28,062)	1,300,578

NET PROFIT/(LOSS)	$1,217,014	$(597,882)	$19,881,936	$(1,002,995)	$(4,789,880)

Dividend of Series A convertible preferred stock	(21,223)	-	(45,095)	-	(45,095)
Beneficial conversion feature related to issuance of Series C convertible preferred stock	1,0 97,379	-	-	-	-

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	2,293,170	(597,882)	19,836,841	(1,002,995)	(4,834,975)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	57,951	2,118	88,921	(2,819)	89,886

COMPREHENSIVE INCOME/(LOSS)	$1,274,965	$(595,764)	$19,970,857	$(1,005,814)	$(4,699,994)

Net income per share:
Basic	$0.17	$(0.85)	$1.45	$(1.43)	$(1.13)
Diluted	$0.17	$(0.85)	$1.45	$(1.43)	$(1.13)

Weighted average number of shares used in computation:
Basic	13,676,922	703,794	13,675,638	703,794	4,276,578
Diluted	1 3,676,922	703,794	13,675,638	703,794	4,276,578

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

The Group has adopted “ Consolidation of Variable Interest Entit ies . This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

The Company purchased computer software in the amount of $157,000 from a related party for our platform technology development. Management has adopted FASB ASC 850-10-50-5 to determine whether the transaction was not carried out on an arms-length basis. According to FASB ASC 850-10-50-5, transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist and representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. Therefore, the transaction from the Company’s point of view was not carried out on an arms-length basis.

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

For a more complete description of the terms of the Notes, the Class A Warrants, Class B Warrants, and the Series A Preferred Stock, please see the section entitled “ Description of Securities ” in our June 1, 2009 Current Report on Form 8-K.

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

Accounting for Warrants

The Warrants are entitled to a price adjustment provision that allows the price of the Warrants to be reduced in the event the Company issues any additional shares of common stock at a price per share less than the then-applicable warrant price, The Company determined that the Warrants meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging “ASC Topic 815”). In determining whether the Warrants were eligible for a scope exception from ASC Topic 815, the Company considered the provisions of ASC Topic 815-40 ( Determining Wh ether an Instrument (or Embedded Feature) Is Indexed to an Entity ’ s Own Stock ). The Company determined that the Warrants do not meet a scope exception because they are not deemed indexed to the Company’s own stock. Pursuant to ASC Topic 815, derivatives should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

JFS Investment Inc and Garden State Securities Consultancy services

On July 12, 2010, the Company engaged JFS Investments Inc. (“JFS”) to provide consulting services. The initial term of the agreement is for one year. As compensation, the Company agreed to issue JFS 225,000 shares of the Company’s common stock that vest as follows: 70,000 upon execution of the agreement and 17,222 shares at the beginning of each month from the fourth month through the 12 th months. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 225,000 shares were valued at $2.50 per share, the closing bid of the Company’s common stock on July 12, 2010, the date of the agreement. Therefore, total aggregate value of the shares granted to JFS is approximately $563,000. Going forward the cost of these shares will be expensed as they vest. As such, the Company will recognize $175,000, which will be recorded in general, and administrative expenses as share-based compensation expenses, on July 12, 2010 and roughly $43,000 per month beginning on November 12, 2010 and continuing through July 12, 2011.

As additional compensation, the Company also granted JFS three-year options in the aggregate 150,000 shares of the Company’s common stock at an exercise price of US$2.25 per share. Of these options, 37,500 of the Options shall vest immediately and the balance will vest 12,500 per month beginning with the fourth month through the 12 th month. These options were valued at roughly US$160,000 which represents the grant date fair value of these options. The related compensation expenses will be recognized over its vesting period. Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these options, we will incur approximately $40,000 of expenses on July 12, 2010 and roughly $13,000 per month beginning on November 12, 2010 and continuing through July 12, 2011.

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

On July 12, 2010, the Company engaged Garden State Securities (“GSS”) to provide consulting services. The initial term of the agreement is for one year. As compensation, the Company agreed to issue GSS 225,000 shares of the Company’s common stock that vest as follows: 70,000 upon execution of the agreement and 17,222 shares at the beginning of each month from the fourth month through the 12 th months. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering. The 225,000 shares were valued at $2.50 per share, the closing bid of the Company’s common stock on July 12, 2010, the date of the agreement. Therefore, total aggregate value of the shares granted to JFS is approximately $563,000. Going forward the cost of these shares will be expenses as they vest. As such, the Company will be recognized $175,000, which were recorded in general, and administrative expenses as share-based compensation expenses, on July 12, 2010 and roughly $43,000 per month beginning on November 12, 2010 and continuing through July 12, 2011.

As additional compensation, the Company also granted GSS three-year warrants in the aggregate 150,000 shares of the Company’s common stock at an exercise price of US$2.25 per share. Of these warrants, 37,500 shall vest immediately and the balance will vest 12,500 per month beginning with the fourth month through the 12 th month. These warrants were valued at roughly US$160,000 which represents the grant date fair value of these warrants. Going forward the cost of these warrants will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these warrants, we will incur approximately $40,000 of expenses on July 12, 2010 and roughly $13,000 per month beginning on 2010 and continuing through July 12, 2011.

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

Impairment of long-lived assets . We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SASC 360-15, “Accounting for the Impairment or Disposal of Long-Lived Assets.” which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

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

Gain/ ( Loss ) on foreign currency translation. Loss on foreign currency transactions was roughly $11,850 for the three months ended June 30, 2010 while $20,455 gain was recorded for the three months ended June 30, 2009.

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

Comprehensive Income / ( Loss ) . As a result of the above, the comprehensive gain, which adds the currency adjustment to Net Income, was roughly $1,274,965 for the three months ended June 30, 2010 as compared with a loss of $595,764 during the same period in 2009.

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

Research a nd Development Expenses.  Research and development expenses were approximately $212,000 for the six months ended June 30, 2010 as compared to no research and development expenses during the six months ended June 30, 2009. The net increase of roughly $212,000 was mainly attributable to the development of “Flirting Scholars II Online” which commenced in November 2009. As of June 30, 2010, we had approximately 10 technical staff working on the development of “Flirting Scholars II Online” and we also outsource certain development work to third party developers.

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

Other income (expense). Other income (expenses) includes the following items:-

Interest income/expense.   Interest expenses for the six months ended June 30, 2010 was approximately $40,000 as compared to interest expenses of approximately $30,000 for the same period in 2009. This increase of approximately $10,00 0 was mainly due to the interest expense accrued from our Series A and Series C Preferred Stock for the six months period ended June 30, 2010..

Changes in F air Value of Warrants. We accounted for our warrants issued to investors and placement agent as a result of our 2009 financing and conversion of the convertible note as derivative liabilities under ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), because it contains a “Down-round” protection that were applicable if we were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants. the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which lead to the Warrants to fail to be qualified as indexed to the Company’s own stock and then fail to meet the scope exceptions of ASC Topic 815. Therefore, we accounted for the Warrants as derivative liabilities under ASC Topic 815. Pursuant to ASC Topic 815, derivative should be measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

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

Liquidated damages f or ineffective registration statement. On June 1 and August 11, 2009, the Company entered into Registration Rights Agreement with investors (the “Investor RRA”) of the private financings we closed on those same dates. Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split, which occurred on August 31, 2009. Additionally, the Company was required to use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days (January 28, 2010) after the completion of the Reverse Split

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the state value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC (up to a maximum of 10%). As of June 30, 2010, the company had incurred and accrued $113,500 liquated damages for the six months ended June 30, 2010. There is no such expense in 2009 and therefore no such loss was recorded for the six months ended June 30, 2009. The company is currently planning to speak with the Series A shareholders concerning an adjustment and/or cancelation of these damages.

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

Net Profit/(Loss) . Net income for the six months ended June 30, 2010, was approximately $19,882,000. This net income was substantially due to the gain of approximately $21,511,000 related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 as described above. Without this non-cash gain, the company would have had a net loss of roughly $1,629,000 for the six months ended June 30, 2010 as compared with net loss of approximately $1,003,000 for the six months ended June 30, 2009. The difference of $626,000 was mainly due to the increase in R&D expenses and also the increase in SG&A Expenses in relation to the development of “Flirting Scholars II Online”. Aside from gains or losses associated with changes in the fair value of our warrants, Management believes that our net loss will gradually decrease when we begin to gain traction and start increasing revenue from our prepaid gaming cards and the delivery of digital online entertainment content via various game delivery platforms.

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

Comprehensive Income /Loss. As a result of the above, the comprehensive gain, which adds the currency adjustment to Net Income, was approximately $19,971,000 for the six months ended June 30, 2010 as compared with a loss of $1,006,000 during the same period in 2009.

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

MOQIZONE HOLDING CORPORATION.

Date: October 14, 2010	/s/ Lawrence Cheung
Name: Lawrence Cheung
Title: Chief Executive Officer
And Acting Chief Accounting Officer