Form 10-Q
period 2010-09-30
MOQIZONE HOLDING Corp
filed 2010-11-15
CIK 904350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, there were 13,853,455 shares of Common Stock, par value $0.001 outstanding, 1,095 shares of Series A Preferred Stock, par value is $.001, 0 shares of Series B Preferred Stock, par value is $.001, and 869,422 shares of Series C Preferred Stock, par value is $.001.

MOQIZONE HOLDING CORPORATION.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2010 and 2009, and from inception through September 30, 2010	4

Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and from inception through September 30, 2010	5

Unaudited notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	30

Item 4T. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	32

Item 3. Defaults Upon Senior Securities	33

Item 4. Removed and Reserved	33

Item 5. Other Information	33

Item 6. Exhibits	33

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash	63,233	584,300
Prepayments, deposits and other receivables	241,433	80,180
Inventory	60,112	0
Due from related parties	5,489	1,071

Total current assets	370,267	665,551

Deposit for Viva Red Limited acquisition	160,706	0

Property and equipment, net	778,487	899,247

Total assets	1,309,460	1,564,798

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	112,746	58,339
Other payables and accruals	152,144	202,468
Accrued directors' fee	224,163	228,901
Due to related parties	0	58
Interest payable	41,277	85,707
Preferred stock dividend payable	67,175	0
Convertible note	246,500	0
Warrant liabilities	3,601,340	25,313,369
Liquidated damages payable	179,200	0
Total current liabilities	4,624,545	25,888,842

Shareholders' deficiency
Common stock, 1,500,000,000 share authorized, $0.001 par value, 13,853,455 and 13,620,260 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	13,854	13,620
Series A preferred stock	1	1
Series C preferred stock	869	0
Series C preferred stock - Intrinsic Value	1,097,379	0
Warrants	546,298	0
Placement Agent Warrants	115,854	0
Additional paid in capital	1,002,931	447,355
Deficit accumulated during development stage	(6,112,490)	(24,784,055)
Accumulated other comprehensive income/(loss) - foreign exchange adjustment	20,219	(965)
Total shareholders' deficiency	(3,315,085)	(24,324,044)

Total liabilities and shareholders' deficiency	1,309,460	1,564,798

 See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30		From inception August 29, 2007 to September 30,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	149,395	0	208,612	0	209,984
Costs and expenses
Cost of sales	(144,049)	0	(196,703)	0	(196,703)
Research & development expenses	(35,913)	0	(248,041)	0	(278,488)
Depreciation and amortization expense	(46,303)	(3,476)	(140,026)	(5,554)	(193,928)
Selling, general and administrative expenses	(1,155,065)	(888,486)	(2,315,120)	(1,861,341)	(6,863,258)
Loss from operations	(1,231,935)	(891,962)	(2,691,278)	(1,866,895)	(7,322,393)

Other (expenses)/income
Interest expenses, net of interest income	(41,261)	(100,405)	(81,394)	(130,536)	(181,229)
Gain/(loss) on foreign currency transactions	(4,927)	(20,736)	(21,417)	(281)	(36,267)
Amortization of placing fees of convertible notes	0	(476,621)	0	(495,007)	(58,115)
Change in fair value of warrants	200,627	(13,472,049)	21,712,029	(13,472,049)	1,844,128
Liquidated damages payable	(65,700)	0	(179,200)	0	(179,200)
Total other income/(expenses)	88,739	(14,069,811)	21,430,018	(14,097,873)	1,389,317

Net profit/(loss)	(1,143,196)	(14,961,773)	18,738,740	(15,964,768)	(5,933,076)

Dividend of Series A convertible preferred stock	(22,080)	0	(67,175)	0	(179,414)
Deficit accumulated during development stage	(1,165,276)	(14,961,773)	18,671,565	(15,964,768)	(6,112,490)

Beneficial conversion feature related to issuance of series C convertible preferred stock	-	-	1,097,379	0	1,097,379
Net income /(loss) applicable to common stockholders	(1,165,276)	(14,961,773)	19,768,944	(15,964,768)	(5,015,111)

Other comprehensive income (loss)
Foreign currency translation adjustment	(67,737)	1,843	21,184	(976)	20,219

Comprehensive income (loss)	(1,210,933)	(14,959,930)	18,759,924	(15,965,744)	(5,912,857)

Net income/(loss) per share:
Basic	(0.08)	(3.56)	1.37	(8.47)	(1.17)
Diluted	(0.08)	(3.56)	1.37	(8.47)	(1.17)

Weighted average number of shares used in computation:
Basic	13,829,353	4,206,946	13,725,271	1,884,343	5,054,326
Diluted	13,829,353	4,206,946	13,725,271	1,884,343	5,054,326

 See notes to financial statements

MOQIZONE HOLDING CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine months ended September 30,		From inception August 29, 2007 to September 30,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)

Operating activities
Net income/(loss)	18,738,740	(15,964,768)	(5,933,076)
Adjustments:
Expenses of share based compensation	430,000		430,000
Capital issued for directors' fees and officer's salaries	0	0	292,883
Depreciation and amortization	140,026	5,554	193,928
Amortization of placement fees of convertible notes	24,650	494,500	82,765
Interest expenses	81,577	111,130	161,247
Warrant liabilities	(21,712,029)	13,472,049	(1,844,128)
Other receivables	(161,253)	(728,741)	(241,433)
Inventory	(60,112)	0	(60,112)
Accounts payables	54,407	(18,314)	112,746
Other payables and accruals	(50,521)	(266,434)	886,630
Accrued directors' fees	(4,738)	213,265	224,163
Liquidated damage payable	179,200	0	179,200
Due from/to related parties	(4,476)	0	16,911
Net cash used in operating activities	(2,344,529)	(2,681,759)	(5,498,276)

Investing activities
Cash acquired from acquisition	0	148,148	0
Deposit for Viva Red Limited acquisition	(160,706)	0	(160,706)
Acquisition of property and equipment	(19,266)	(293,480)	(970,166)
Net cash used in investing activities	(179,972)	(145,332)	(1,130,872)

Financing activities
Fund raising	1,982,250	4,150,500	6,749,187
Repayment of convertible notes	0	0	(316,437)
Loan from owners and officers	0	161,967	20,374
Capital contribution	0	0	221,144
Net cash provided by financing activities	1,982,250	4,312,467	6,674,268

Effect of exchange rate on cash	21,184	(949)	18,113

(Decrease)/increase in cash	(521,067)	1,484,427	63,233

Cash, beginning of period	584,300	18,286	0

Cash, end of period	63,233	1,502,713	63,233

Supplement disclosure of cash flow information
Interest paid	0	0	21,008

Supplement disclosure of non-cash transactions
Issuance of shares for dividends and interest	125,810	0	238,049
Preferred stock dividend payable	67,175	0	67,175
Forgiveness of directors' fee	0	0	771,563

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained a loss since inception of approximately $6,100,000 and has generated minimal revenues from operations since inception. In addition, the Company has a stockholders’ deficit of approximately $3,300,000 as of September 30, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has generated minimal revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise.” Among the disclosures required are that the financial statements be identified as those of a development stage company, and that the statements of operations and other comprehensive income (loss), owner’s equity and cash flows disclose activity since the date of inception.

(4)	Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE subsidiary for which the Company is the primary beneficiary. All transaction and balances among the Company, its subsidiaries and VIE subsidiary have been eliminated upon consolidation.

The Group has adopted “Consolidation of Variable Interest Entities.” This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

•	Shenzhen Alar will not enter into any transaction that may materially affect its assets, liabilities, equity or operations without the prior written consent of MoqiZone Shanghai;

•	Shenzhen Alar will not distribute any dividend;

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

Property and equipment are stated as cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

(8)	Impairment of long-lived assets and intangible assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recognized during the year ended December 31, 2009 and 2008 and nine months ended September 30, 2010.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under ASC topic 815 “Derivatives and Hedging” are recorded at fair value, with gains or losses reported currently in earnings. The derivative financial instruments we held as of September 30, 2010, were not designated as hedges.

(10)	Policy Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We license a client-end software to internet cafes for them to automatically update their client-end software on a real time basis. Revenue for such a licensing fee is recognized on a straight-line basis over the license period.

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

Since the Group operates solely in Hong Kong and the PRC, the Group’s functional currency is the Hong Kong Dollar (“HKD”) and the Renminbi (“RMB”). Assets and liabilities are translated into U.S. Dollars at the exchange rates at the end of each reporting period and record the related translation adjustments as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in current operations.

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

NOTE 5.  DUE FROM/TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The amounts that are due from/to the directors, officers of the Company and the companies being controlled by them, are non-interest bearing and are due on demand.

The Company purchased computer software in the amount of $157,000 from a related party for our platform technology development. Management has adopted ASC 850-10-50-5 to determine whether the transaction was not carried out on an arms-length basis. According to ASC 850-10-50-5, transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist and representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. Therefore, the transaction from the Company’s point of view was not carried out on an arms-length basis.

NOTE 6.  ACQUISTION OF NETCAFE FARMER SOFTWARE

On December 21, 2009, we acquired a client-end software called “Netcafe Farmer”. By acquiring Netcafe Farmer, the Company also recruited Mr. Liu Qian and his development team of 4 people. This acquisition was accounted for under the acquisition method of accounting. The cost of the acquisition was approximately US$95,000 (or RMB650,000) and is being amortized over its estimated useful life. Pro forma results of operations as if the acquisitions occurred at the beginning of the periods included in the financial statements are not presented as they would be immaterial.

NOTE 7.  DEPOSIT FOR VIVA RED LIMITED

On July 7, 2010, we entered into a Share Transfer Agreement with Smart Lead Enterprises, Inc., a British Virgin Islands Company, whereby we agreed to acquire 51% shares of Viva Red Limited (“Viva Red”). Viva Red is a company that acquires various licenses of mobile phone game and entertainment products and conducts a value-add telecommunication business regarding mobile phones in Mainland China. Viva Red is a wholly owned subsidiary of Smart Lead. They recently entered into a Business Transfer Agreement whereby two contracts with Hunan Telecom will be transferred from Smart Lead to Viva Red; these Hunan contracts will enable Viva Red to conduct mobile game value-added business.

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

As of September 30, 2010, a cash deposit of US$160,706 was paid and recorded in long-term investment.

NOTE 8.  CONVERSION OF CONVERTIBLE NOTES

Upon effectiveness of the Reverse Split on August 31, 2009, each $1,000 principal amount of Notes (see Note 2) was automatically cancelled and exchanged for one share of Series A Preferred Stock. Since we sold a total of 494.5 Units, upon exchange of the Notes, a total of 4,945 shares of Series A Preferred Stock were issued, which were convertible into an aggregate of 2,747,222 shares of common stock, subject to anti-dilution and other adjustments as provided in the Series A Preferred Stock Certificate of Designations.

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

Under the terms of the Share Exchange Agreement, all of the shareholders of MoqiZone Cayman who are members of our senior management, have deposited in an escrow account an aggregate of 900,000 shares of the Company’s common stock. These shares (the “Performance Shares”) would have been delivered to the management group shareholders only in the event that the Company achieves certain performance targets over the twelve consecutive months commencing July 1, 2009 and ending June 30, 2010 (the “Measuring Period”). If $6,000,000 or more raised in the Financing, then: (i) in the event that we realize at least $19,171,000 (the “Target Revenue”) of revenues by the end of the Measuring Period, all of the Performance Shares will be released to the management group, and (ii) in the event that less than the Target Revenue is realized by the end of the Measuring Period, a pro-rata portion of the Performance Shares shall be distributed to the purchasers of the Units offered hereby, based upon 0.2347 Performance Shares for each USD $1.00 that the actual revenues achieved by the end of the Measuring Period shall be less than the Target Revenue, or 45,000 Performance Shares for each 1% of $19,171,000 ($191,710) by which the actual revenues shall be less than the Target Revenue. If less than $6,000,000 is raised in the Financing, then: (i) in the event that we realize at least $10,450,000 (the “Lower Target Revenue”) in reported revenues by the end of the Measuring Period, all of the Performance Shares will be released to the management group and (ii) in the event that less than $10,450,000 of reported revenues are realized by the end of the twelve month Measuring Period, a pro-rata portion of the Performance Shares shall be distributed to the purchasers based upon 0.4306 Performance Shares for each USD $1.00 that the actual revenues achieved by the end of the Measuring Period shall be less than the Lower Target Revenue, or 45,000 Performance Shares for each 1% of $10,450,000 ($104,500) by which the actual revenues shall be less than the Lower Target Revenue. As we only raised $5,245,000 which is less than $6,000,000 from our Financings, the Lower Target Revenue scenario is applicable.

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

The Company performed the same calculations as of December 31, 2009 and September 30, 2010, to revalue the warrants as of those respective dates. In using the Black Scholes option-pricing model at December 31, 2009, the Company used an underlying stock price of $10.00 per share; no dividends; a risk free rate of 1.7% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77%.  At September 30, 2010, the Company used the Black Scholes option-pricing model with an underlying stock price of $3.00 per share; no dividends; a risk free rate of 1.0% which equals three-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants with an effective issue date of August 31); and volatility of 57.77%. The resulting aggregate allocated value of the warrants as of December 31, 2009 equaled approximately $25,313,000 and $3,601,340 as of September 30, 2010. As a result a change in fair value of approximately $19,868,000 was recorded for the year ended December 31, 2009 and a change in fair value of  approximately $21,700,000 was recorded for the nine months ended September 30, 2010.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above.

NOTE 10.  ACCOUNTING FOR SERIES A PREFERRED STOCK

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

(d)	converts at any time after issuance, at the option of the holder, into shares of Moqizone common stockand,

(e)	votes together with the Moqizone common stock on an “as converted basis.”

NOTE 12.  ACCOUNTING FOR SERIES C PREFERRED STOCK

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

The Company then evaluated whether a beneficial conversion feature exists by comparing the operable conversion price of Series C preferred stock with the fair value of the common stock at the commitment date. The Company concluded that the fair value of common stock was greater than the operable conversion price of Series C preferred stock at the commitment date and the intrinsic value ($1,321,521) of the beneficial conversion feature is greater than the proceeds allocated to the Series A preferred stock ($1,098,248). In accordance to ASC Topic 470 subtopic 20, if the intrinsic value of beneficial conversion feature is greater than the proceeds allocated to the Series C preferred stock, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the Series C preferred stock. Accordingly, the total proceeds allocated to Series C preferred stock were allocated to the beneficial conversion feature with a credit to Additional paid-in capital upon the issuance of the Series C preferred stock. Since the Series C preferred stock may convert to the Company’s common stock at any time on or after the initial issue date, all discounts were immediately recognized as a deemed dividend and a reduction to net income attributable to common shareholders in the period the preferred stock was issued.

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

NOTE 13.  INTEREST ON CONVERSION TO SERIES A PREFERRED STOCK

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

NOTE 14.  SERIES A PREFERRED STOCK DIVIDEND

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

NOTE 15.  SERIES A PREFERRED STOCK CONVERSION

On June 1, 2010 we issued 27,778 shares of our common stock pursuant to a shareholders conversion of 50 shares of our Series A Preferred Stock that he owned. We did not receive any proceeds from this conversion. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

NOTE 16.  SERIES C PREFERRED STOCK DIVIDEND

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

NOTE 17.  CONVERTIBLE NOTE FINANCING

We completed the initial closing of a private equity financing of $246,500 on August 27, 2010 with 2 accredited investors pursuant to a Securities Purchase Agreement.  Net proceeds from the offering, are approximately $221,850.  Pursuant to the financing, we issued a total of 11 units of our securities at $22,500 per unit.  Each Unit consists of (i) an 8% Convertible Note, convertible into shares of the Common Stock, (ii) a Series E Warrant, and (iii) a Series F Warrant, each such warrant gives the holder the right to purchase up to that number of shares of our common stock as shall be equal to fifty percent (50%) of the number of shares of common stock underlying the Convertible Note.  Each of the Warrants has a term of three (3) years.

In connection with the August 27th financing, we paid cash compensation to a placement agent in the amount of $24,650.  We also issued, to the placement agent or its designees, in connection with this financing, warrants to purchase up to that number of shares of our common stock as shall be equal to ten percent (10%) of the total number of shares underlying the Units.  These warrants have the same terms as the warrants issued to Investors that are included in the Units.

NOTE 18.  LIQUIDATED DAMAGES FOR INEFFECTIVE REGISTRATION STATEMENT

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

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the stated value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC. As of September 30, 2010, the company had accrued $179,200 of liquidated damages. The company is currently planning to speak with the Series A shareholder concerning an adjustment and/or cancelation of these damages.

NOTE 19.  SHARE BASED COMPENSATION

JFS Investment Inc and Garden State Securities Consultancy services

On July 12, 2010, the Company engaged JFS Investments Inc. (“JFS”) to provide consulting services. The initial term of the agreement is for one year. As compensation, the Company agreed to issue JFS 225,000 shares of the Company’s common stock that vest as follows: 70,000 upon execution of the agreement and 17,222 shares per month beginning in January 2011 and continuing until September 2011. The 225,000 shares were valued at $2.50 per share, the closing bid of the Company’s common stock on July 12, 2010, the date of the agreement. Therefore, total aggregate value of the shares granted to JFS is approximately $563,000. The cost of these shares will be expensed as they vest. As such, the Company recognized $175,000, which was recorded in general, and administrative expenses as share-based compensation expenses, on July 12, 2010 and will recognize approximately $43,000 per month beginning in January 2011 and continuing through September 2011.

As additional compensation, the Company also granted JFS 150,000 three-year exercisable options at a price of US$2.25 per share. Of these options, 37,500 of the Options vested immediately and the balance will vest 12,500 per month beginning in January 2011 and continuing until September 2011. These options were valued at approximately US$160,000 which represents the grant date fair value of these options. The related compensation expenses will be recognized over its vesting period. The cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these options, we incurred approximately $40,000 of expenses on July 12, 2010 and will incur approximately $13,000 per month beginning in January 2011 and continuing through September 2011.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the contractual term of the options underlying stock price of $2.50 per share, no dividends; a risk free rate of 1.06%, which was the three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 58%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock. Exercise price of the option is the contractual exercise price of the option.

On July 12, 2010, the Company engaged Garden State Securities (“GSS”) to provide consulting services. The initial term of the agreement is for one year. As compensation, the Company agreed to issue GSS 225,000 shares of the Company’s common stock that vest as follows: 70,000 upon execution of the agreement and 17,222 shares at the beginning in January 2011 and continuing until September 2011. . The 225,000 shares were valued at $2.50 per share, the closing bid of the Company’s common stock on July 12, 2010, the date of the agreement. Therefore, total aggregate value of the shares granted to JFS is approximately $563,000. The cost of these shares will be expensed as they vest. As such, the Company recognized $175,000, which were recorded in general, and administrative expenses as share-based compensation expenses, on July 12, 2010 and will recognize approximately $43,000 per month beginning in January 2011 and continuing through September 2011.

As additional compensation, the Company also granted GSS three-year warrants in the aggregate 150,000 shares of the Company’s common stock at an exercise price of US$2.25 per share. Of these warrants, 37,500 vested immediately and the balance will vest 12,500 per month beginning in January 2011 and continuing until September 2011. These warrants were valued at approximately US$160,000 which represents the grant date fair value of these warrants. The cost of these warrants will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these warrants, incurred approximately $40,000 of expenses on July 12, 2010 and will incur approximately $13,000 per month beginning in January 2011 and continuing through September 2011.

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

Employee share option plan

On July 22, 2010, the Board of Directors approved the 2010 Equity Incentive Plan, pursuant to which 1,500,000 shares of our common stock are reserved for issuances to current and prospective employees, non-employee directors, consultants or other persons who provide services to us that hold positions of responsibility and whose performance, in management’s – or other board appointed committee – judgment, can have a significant effect on our success.

On July 22, 2010, the Company granted an aggregate of 1,455,000 three-year options  to 51 employees to purchase  common stock at an exercise price of US$2.25 per share. These options shall vest semi-annually in equal amounts over the life of the options. These options were valued at approximately US$1,548,000 which represents the grant date fair value of these options. Going forward the cost of these options will be expensed as they vest and will be recorded in general and administrative expenses as share-based compensation expenses. Pursuant to these options, we will incur approximately $258,000 of expenses on January 22, 2011 and incurring in equal amounts every six months with the last expense incurring on July 22, 2013.

The Company estimates the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life equal to the three year contractual term of the options, underlying stock price of $2.50 per share, no dividends; a risk free rate of 0.92%, which is the three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 58%. The expected volatility is calculated using historical data obtained from comparable public companies due to lack of liquidity of the Company’s underlying stock. Exercise price of the option is the contractual exercise price of the option.

NOTE 20.  COMMITMENTS AND CONTIGENCIES

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

NOTE 21.  SUBSEQUENT EVENTS

We have further evaluated events after the date of these financial statements through the date that these financial statements were issued. There were no other material subsequent events except the above as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with SEC on October 15, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

As our business develops, we believe our business model could eliminate unnecessary cost associated with traditional digital media content delivery value chain. We are still in the preliminary stages of rolling out our WiMAX CPE installation. We have already commenced our business with Netcafe Farmer. We have also commenced reselling prepaid online game cards. We have successfully deployed a few WiMAX test sites in Beijing, Suzhou and Shenzhen and are now building out our MoqiZone WiMAX Network business in Chengdu. As of September 30, 2010, over 30 internet cafés in Chengdu have been installed with our WiMAX CPE and approximately 700 Internet Cafés are installed with Netcafe Farmer.

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

As of September 30, 2010, we have commenced generating revenue from selling prepaid cards and have generated limited revenue from Netcafe Farmer. Since the Fall of 2009 we have launched more than 30 WiMAX connected internet cafes in our test cities, however, to date they currently are only utilizing our WiMAX Network free of charge for testing purposes and not yet producing revenue. Our goal is to deploy our online game content delivery platform on the WiMAX Network and via Netcafe Farmer in various targeted cities in China.

We are working to expand and redevelop Netcafe Farmer which already has approximate 700 internet café customers and is already generating revenue. The target is to expand the customer base of Netcafe Farmer to also cover large scale residential development as well as school campuses.

We entered into business partnership with Win’s Entertainment Limited (“Win’s”), a major motion picture producing company in Hong Kong through a series of proprietary content agreements in November 2009. To date, we have developed one online game - “Flirting Scholars II Online” which began open beta testing on July 9, 2010 in parallel with road show of the original movie “Flirting Scholars II”. The official approval by the Ministry of Culture is still pending due to the latest change of the rules and regulations of publishing online games in  China. After we are granted approval, we plan to begin generating revenue via the sale of this game. We are currently developing and working towards publishing the game outside of China in other portals or websites.

In July 2010, we entered into a share transfer agreement with Smart Lead Enterprises, Inc. to acquire 51% of  Viva Red Limited (“Viva Red”), a company that acquires various licenses of mobile phone game and entertainment products and conducts value-added telecommunication services for mobile phones in China. Per the terms of the agreement, we made an initial cash deposit of approximately US$148,000 and to date we have made deposits totaling approximately $160,706.  Once this transfer is completed, we are plan to leverage Viva Red to help us achieve our long-term goal of providing mobile gaming platform and service all the China Telecom customers. We are currently developing our mobile gaming delivery platform, configuring mobile games for different mobile handsets and are discussing forming strategic business partnership with various domestic and international content providers. The plan is to roll out our delivery platform by the end of the third quarter of 2010 and begin generating revenue in the fourth quarter of 2010

Once we finalize our acquisition of Viva Red, we are going to extend our game delivery platform to cover mobile phone users. The plan is to roll out our delivery platform by the end of the third quarter of 2010 and begin generating revenue in the fourth quarter of 2010.

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

Liquidity and Capital Resources

As at September 30, 2010, we had a cash balance of  $63,233.  On March 29, 2010, we completed a private equity financing of $1,956,200 with 7 accredited investors. Net proceeds from the offering, were approximately $1,760,400.

On August 27, 2010, we completed the initial closing of a private equity financing of approximately $247,000.  Net proceeds from the offering, are approximately $221,850.  Although we expect the net proceeds of these recent financings will allow us to continue operations and business development until December 2010 before additional capital is required to continue to fund our operations, we will need additional capital to continue to grow our business and execute our business plans.  Based on our current business development plans, we will need approximately US$2 million of additional financing to fund our WiMAX deployment to the point where our cash flow from operating activities will be positive and a further US$1 million to aggregate and license contents. In addition to the $3 million of financing described above, we will need an approximately $10,000,000 of additional funding to completely deploy our online game delivery platform in all of our targeted cities by 2014.   As a result, we currently estimate that we will need an additional $13,000,000 to fund our current business plans and expansion.

If we do not receive additional financing prior to December 2010, we may have to restrict or discontinue our business.   If we are able to raise a portion of the required funding, we will need to scale back our plans outlined herein.  For example, if we are only able to secure  $3 million of additional funding (as described above will be sufficient to fund our WiMAX deployment  and aggregation of license contents), we believe that this will allow us to become cash flow positive and slowly expand our business from cash generated from operations.  If we are able to secure additional financing of more than $3 million but less than  $13 million, we will need to refine  and modify our business plan based on both the amount of capital raised and the timing of these raises..   As such, our success is dependent on future financings and there is substantial doubt about our ability to continue as a going concern.

Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including engagement into new businesses, our marketing and distribution activities, product research and development, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Accordingly, our business and operations are substantially dependent on our ability to raise additional capital to: (i) supply working capital for the expansion of sales and the costs of marketing of new and existing products; and (ii) fund ongoing selling, general and administrative expenses of our business.

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

Impairment of long-lived assets . We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of ASC 360-15, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

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

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported for each period

For the three months ended September 30, 2010 and 2009

Three months ended Sept 30,	2010	2009
Revenues	$149,395	$-
Cost of revenues	$144,049	$-
Gross profit	$5,346	$-
Research & development expenses	$35,913	$-
Depreciation and amortization expense	$46,303	$3,476
Selling, general and administrative expenses	$1,155,065	$888,486
Other income (expense)	$88,739	$(14,069,811)
Income taxes	$-	$-
Net profit (Loss)	$(1,143,196)	$(14,961,773)
Foreign adjustment	$(67,737)	$1,843
Comprehensive income (Loss)	$(1,210,933)	$(14,959,930)

Revenues. Total revenues for the three months ended September 30, 2010 were approximately $149,000 as compared to no revenue during the three months ended September 30, 2009. Total revenues include approximately $146,000 revenue which was derived from reselling prepaid game cards by MobiZone Hong Kong; and approximately $1,500 revenue which was derived from reselling Netcafe Farmer by Shanghai Moqizone during the second quarter of 2010. As a result, for the three months ended September 30, 2010, roughly 97% of our revenue was generated via the sale of prepaid cards.  The Company has just begun its business in prepaid card reselling and is currently strengthening the business of Netcafe Farmer. The Company is still at its the initial stage of launching its Moqizone WiMAX Network business to service internet cafés and therefore has not reported any revenue from this business unit. Management believes that the reselling of the prepaid game card will continue to grow as we expand and increase our digital entertainment contents. Management also expects “Flirting Scholar II Online” will generate revenue once we obtain the official approval from the Ministry of Culture. Furthermore, Netcafe Farmer is performing a version upgrade and is expected to expand its customer demography to include residential complex and campus infrastructure in the next 6 months. If additional funding is available, Management believes that over the next two years as we continue to grow and expand our business penetration in Internet cafes throughout targeted cities in China, we will begin to experience significant revenue growth.

Cost of Revenues Cost of Revenue for the three months ended September 30, 2001 was approximately $144,000 as compared to no cost of revenue during the three months ended September 30, 2001.   The cost or revenue represents the cost of the prepaid cards sold. The selling of prepaid cards only began during the second quarter of 2010. The business was conducted by MobiZone Hong Kong. This cost of revenue represents approximately 96% of total revenue generated (or a gross profit margin of 4%). The Company has just begun reselling prepaid game cards and the management believes that as the sales increases, the Company will be able to increase it gross profit margin.

Research and Development Expenses. Research and development expenses were approximately $36,000 for the three months ended September 30, 2010 as compared to no research and development expenses during the three months ended September 30, 2009. The net increase of $36,000 was mainly attributable to the development of “Flirting Scholars II Online”. As of September 30, 2010, we had approximately 10 technical staff working on the development of “Flirting Scholars II Online” in conjunction with certain a third party developers.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses was approximately $1,155,000 for the three months ended September 30, 2010, as compare with $888,000 during the same quarter in 2009. This is an increase of approximately $267,000 or 30% was the result of  increased costs associated with establishing, building, and supporting our infrastructure; and promoting our products and services as well as our upcoming online games. These expenses includes (a) general salaries of all the staff; (b) consulting, legal and accounting and other professional fees related to establishing our business; (c) sales and marketing cost on promoting our products and services such as Netcafe Farmer and “Flirting Scholars II Online”. As of September 30, 2010, our total staffing was approximately 55 as compared with approximately 35 during the same period in 2009, representing an expansion of approximately 20 team members. Legal and accounting, and other professional fees has also increased significantly during the reporting period as compared with 2009. Sales and marketing expenses have increased due to increased marketing activities to promote our own products and services, inclusing the initial marketing activities for Flirting Scholars II was beta launched on July 9, 2010. We anticipate that these costs will rise significant when we start more widespread promoting “Flirting Scholars II Online” in later part of 2010.  In addition, as we continue to expand our operations, we believe that our sales and markets cost will increase and will begin to be offset by our expected revenue growth.

Other income (expense). Other income (expense) includes the following items:-

Interest income/expense. Interest expenses for the three months ended September 30, 2010 was approximately $41,000 as compared to interest expenses of approximately $100,000 for the same period in 2009. This decrease of approximately $59,000 was mainly due to the interest expense accrued from our Series A and Series C Preferred Stock for the three months period ended September 30, 2010.

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

As a result, for the three months ended  September 30, 2010, the Company recognized a gain of approximately $200,000 which was related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 preferred stock and the market price of the common stock underlying such warrants. $13,000,000 loss was recorded for the three months ended September 30, 2009.

Liquidated damages for ineffective registration statement. On June 1 and August 11, 2009, the Company entered into Registration Rights Agreement with investors (the “Investor RRA”) of the private financings we closed on those same dates. Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split, which occurred on August 31, 2009. Additionally, the Company was required to use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days (January 28, 2010) after the completion of the Reverse Split

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the state value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC (up to a maximum of 10%). As of September 30, 2010, the company had accrued $65,700 liquated damages during the third quarter of 2010. There is no such expense in 2009 and therefore no such loss was recorded for the three months ended September 30, 2009. The company is currently planning to speak with the Series A shareholders concerning an adjustment and/or cancelation of these damages.

Gain/(Loss) on foreign currency translation. Loss on foreign currency transactions was approximately $4,927 for the three months ended September 30, 2010 while $20,736 loss was recorded for the three months ended September 30, 2009.

As a result, other income of approximately $89,000 for the three months ended September 30, 2010 was recorded as compared to other loss of approximately $14,100,000 for the three months ended September 30, 2009. This increase was primarily attributed to gain associated with the change in fair value of the recently issued warrants during the third quarter of 2010.

Net Profit/(Loss). Net loss for the three months ended September 30, 2010, was approximately $1,100,000 as compared with net loss of approximately $14,960,000 for the three months ended September 30, 2009.  The difference of $13,860,000 was mainly due to the decrease in change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009. Aside from gains or losses associated with changes in the fair value of our warrants, Management believes that our net loss will gradually decrease as we begin to gain traction and start increasing our revenue from our prepaid gaming cards and the delivery of digital online entertainment content via various game delivery platforms.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income amounted to a loss of approximately $68,000 for the three months ended September 30, 2010 as compared with a gain of $1,800 for the three months ended September 30, 2009.

Comprehensive Income/(Loss). As a result of the above, the comprehensive loss, which adds the currency adjustment to Net Income, was approximately $1,200,000 for the three months ended September 30, 2010 as compared to $14,960,000 during the same period in 2009.

For the nine months ended September 30, 2010 and 2009

Nine months ended Sept 30,	2010	2009
Revenues	$208,612	$-
Cost of revenues	$196,703	$-
Gross profit	$11,909	$-
Research & development expenses	$248,041	$-
Depreciation and amortization expense	$140,026	$5,554
Selling, general and administrative expenses	$2,315,120	$1,842,341
Other income (expense)	$21,430,018	$(14,097,873)
Income taxes	$-	$-
Net profit (Loss)	$18,738,740	$(15,945,768)
Foreign adjustment	$21,184	$(976)
Comprehensive income (Loss)	$18,759,924	$(15,946,744)

Revenues. Total revenues for the nine months ended September 30, 2010 were $208,000 as compared to no revenue during the six months ended September 30, 2009. Total revenues include approximately $201,000 revenue which was derived from reselling prepaid game cards by MobiZone Hong Kong; and approximately $7,000 revenue which was derived from reselling Netcafe Farmer by Shanghai Moqizone during the third quarter of 2010. As a result, approximately 97% of our revenue was from the reselling of prepaid cards for the nine months ended September 30, 2010. The Company has just begun its business in prepaid card reselling in the second quarter of 2010 and is currently strengthening the business of Netcafe Farmer. The Company is still at its the initial stage of launching its Moqizone WiMAX Network business to service internet cafés and therefore has not reported any revenue from this business unit. Management believes that the reselling of the prepaid game card will continue to grow as we expand and increase our digital entertainment contents. Management also expects “Flirting Scholar II Online” will generate revenue once we obtain the official approval from the Ministry of Culture. Furthermore, Netcafe Farmer is performing a version upgrade and is expected to expand its customer demographic to include residential complex and campus infrastructure in the next 6 months. If additional funding is available, Management believes that over the next two years as we continue to grow and expand our business penetration in Internet cafes throughout targeted cities in China, we will begin to experience significant revenue growth.

Cost of Revenues Cost of Revenue for the nine months ended September 30, 2010 was approximately $197,000 as compared to no cost of revenue during the three months ended September 30, 2009.   The cost or revenue represents the cost of the prepaid cards sold. The selling of prepaid cards only began during the second quarter of 2010. The business was conducted by MobiZone Hong Kong. This cost of revenue represents approximately 94% of total revenue generated (or a gross profit margin of 6%). The Company has just begun reselling prepaid game cards and the management believes that as the sales increases, the Company will be able to increase it gross profit margin.

Research and Development Expenses. Research and development expenses were approximately $248,000 for the nine months ended September 30, 2010 as compared to no research and development expenses during the nine months ended September 30, 2009. The net increase of approximately $248,000 was mainly attributable to the development of “Flirting Scholars II Online”. As of September 30, 2010, we had approximately 10 technical staff working on the development of “Flirting Scholars II Online” in conjunction with certain third party developers.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses was approximately $2,315,000 for the nine months ended September 30, 2010, as compare with $1,842,000 during the same quarter in 2009.

This is an increase of approximately $473,000 or 26% was the result of  increased costs associated with establishing, building, and supporting our infrastructure; and promoting our products and services as well as our upcoming online games. These expenses includes (a) general salaries of all the staff; (b) consulting, legal and accounting and other professional fees related to establishing our business; (c) sales and marketing cost on promoting our products and services such as Netcafe Farmer and “Flirting Scholars II Online”. As of September 30, 2010, our total staffing was approximately 55 as compared with approximately 35 during the same period in 2009, representing an expansion of approximately 20 team members. Legal and accounting, and other professional fees has also increased significantly during the reporting period as compared with 2009. Sales and marketing expenses have increased due to increased marketing activities to promote our own products and services, inclusing the initial marketing activities for Flirting Scholars II was beta launched on July 9, 2010. We anticipate that these costs will rise significant when we start more widespread promoting “Flirting Scholars II Online” in later part of 2010.  In addition, as we continue to expand our operations, we believe that our sales and markets cost will increase and will begin to be offset by our expected revenue growth.

Other income (expense). Other income (expenses) includes the following items:-

Interest income/expense. Interest expenses for the nine months ended September 30, 2010 was approximately $81,000 as compared to interest expenses of approximately $130,000 for the same period in 2009. This decrease of approximately $49,000 was mainly due to the interest expense accrued from our Series A and Series C Preferred Stock for the nine months period ended September 30, 2010.

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

As a result, for the nine months ended 30 September, 2010, the Company recognized a gain of approximately $21,712,000 which was related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 preferred stock and the market price of the common stock underlying such warrants. $13,000,000 loss was recorded for the nine months ended September 30, 2009.

Liquidated damages for ineffective registration statement. On September 1 and August 11, 2009, the Company entered into Registration Rights Agreement with investors (the “Investor RRA”) of the private financings we closed on those same dates. Under the Investor RRA, the Company was required to prepare and file a registration statement for sale of the Common stock issuable to the investors and holders of the Series A Preferred Stock no later than thirty (30) days after the completion of the Trestle Reverse Split, which occurred on August 31, 2009. Additionally, the Company was required to use its best efforts to obtain effectiveness of the Registration Statement with respect to all Registrable Securities no later than one hundred and fifty (150) days (January 28, 2010) after the completion of the Reverse Split

Since the registration statement was not declared effective by the SEC by January 28, 2010, the Company began accruing liquidated damages for $22,900 (or 2 percent of $1,145,000 of the state value of the outstanding Series A Preferred Stock outstanding as of January 28, 2010) for each month that the registration statement was not declared effective by the SEC (up to a maximum of 10%). As of September 30, 2010, the company had incurred and accrued $179,200 liquated damages for the nine months ended September 30, 2010. There is no such expense in 2009 and therefore no such loss was recorded for the nine months ended September 30, 2009. The company is currently planning to speak with the Series A shareholders concerning an adjustment and/or cancelation of these damages.

Gain/Loss on foreign currency translation. Loss on foreign currency transactions was approximately $21,417 for the nine months ended September 30, 2010 while $281 loss was recorded for the nine months ended September 30, 2009.

As a result, other income of approximately $21,430,000 for the nine months ended September 30, 2010 was recorded as compared to other loss of approximately $14,098,000 for the nine months ended September 30, 2009. This increase was primarily attributed to gain associated with the change in fair value of the recently issued warrants during the nine months ended September 30, 2010.

Net Profit/(Loss). Net income for the nine months ended September 30, 2010, was approximately $18,739,000. This net income was substantially due to the gain of approximately $21,712,000 related to the change in the fair value of warrants issued in conjunction with our 2009 financing and the conversion of the convertible note on August 31, 2009 as described above. Without this non-cash gain, the company would have had a net loss of approximately $2,474,000 (before the non-cash loss) for the nine months ended September 30, 2009. The difference of $499,000 was mainly due to the increase in R&D expenses and costs associated with building our infrastructure, promoting our products and services and costs asscoaited with  the development of “Flirting Scholars II Online”. Aside from gains or losses associated with changes in the fair value of our warrants,Management believes that our net loss will gradually decrease when we begin to gain traction and start increasing revenue from our prepaid gaming cards and the delivery of digital online entertainment content via various game delivery platforms.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to a gain of $21,184 for the nine months ended September 30, 2010 as compared to a loss of approximately $976 for the nine months ended September 30, 2009.

Comprehensive Income/Loss. As a result of the above, the comprehensive gain, which adds the currency adjustment to Net Income, was approximately $18,760,000 for the nine months ended September 30, 2010 as compared with a loss of $15,947,000 during the same period in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on the results of this assessment, management concludes that the Company’s internal control over financial reporting has material weaknesses as of September 30, 2010, described below.

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

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

In our last quarterly report for the period ended June 30, 2010, we described the company as having a significant deficiency.  Upon further review and evaluation, management has now concluded that the Company has a material weakness  A material  weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during  its assessment of our internal  control over financial  reporting as of September 30, 2010.

Reliance on financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions;

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control;

Lack of sufficient documentation with our existing financial processes, risk assessment and internal controls.

Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. Since last quarter management has met on numerous occasions and discussed the following plans to remedy the material weaknesses discussed above.  We are seeking to do the following:

1.
Recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  We plan to hire an assistant for the Company’s Acting Chief Financial Officer who is experienced with US GAAP reporting, and can further assist in the preparation of financial statements in conformity with US GAAP and the SEC reporting requirements. Specifically, we believe that additional accounting staff trained in U.S. GAAP would improve our controls and procedures, specifically with regard to the preparation of our financial statements

2.
The Company has made efforts to improve our current accounting staff’s knowledge of U.S. accounting standards. Specifically, we believe that improving our current staff’s knowledge will allow the Company to depend less on certain outside consultants to review accounting transactions and disclosures.

3.
The Company does not currently have an audit committee and/or audit committee chair. In the future we plan to locate and appoint an audit committee (comprised of independent members of our board of directors) and an audit committee chairman, who will meet the SEC’s definition of a “financial expert” in the Sarbanes-Oxley Act Section 406 and 407. We believe that the increased oversight provided by the planned audit committee will assist the Company with establishing proper oversight of our controls and procedures. Nevertheless, the Company cannot assure you of when it will identify a qualified candidate or when it will be able to form an independent audit committee or locate an audit committee chairman.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weaknesses discussed above.  However, to date, we have not been able to implement any of these plans due to our limited financial resources so at this time.

Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2009, we completed a private financing of $4,345,000, with 10 accredited investors, which includes $300,000 that we received in October 2008 pursuant to a Convertible Loan Agreement with two accredited investors (the “Convertible Notes”); the Convertible Notes automatically convert into the same securities issued to the investors pursuant to the June 1 Financing. The net proceeds from the June 1 Financing were approximately $3,637,000. The securities offered in this Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, MoqiZone Cayman, Lawrence Cheung, MKM Capital Opportunity Fund Ltd. and each of the purchasers thereto (the “Investors”). Pursuant to the Purchase Agreement, we issued a total of approximately 435 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MoqiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Trestle at an exercise price of $3.00 per share. The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 435 Units, we issued an aggregate of approximately $4,345,000 of Notes, Class A Warrants to purchase up to 1,206,948 shares of common stock and Class B Warrants to purchase up to 1,206,948 shares of common stock will be issued.

On August 11, 2009, we completed a private equity financing of $900,000 with 3accredited investors (the “Second Financing”). Net proceeds from the Second Financing are approximately $800,000. Pursuant to the Second Financing, we issued a total of approximately 90 Units of securities consisting of (a) $10,000 of 8% exchangeable convertible notes of MoqiZone Hong Kong due March 31, 2011 (the “Notes”), (b) three year Class A callable warrants (the “Class A Warrants”) to purchase 2,778 shares of common stock of Trestle, at an exercise price of $2.50 per share, and (c) three year Class B non-callable warrants (the “Class B Warrants”) to purchase 2,778 shares of common stock of Trestle at an exercise price of $3.00 per share. The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. Pursuant to the sale of approximately 90 Units, we issued an aggregate of approximately $900,000 of Notes, Class A Warrants to purchase up to 250,000 shares of common stock and Class B Warrants to purchase up to 250,000 shares of common stock will be issued. All of the securities issued in the Second Financing contain the same terms and conditions as the securities issued to the Investors of the First Financing.

In connection with the Financings, we granted warrants to purchase up to 582,779 warrants to purchase up to 582,779 shares of our common stock to TriPoint Global Equities, LLC, the placement agent or its designees. These warrants have the same terms as the warrants issued to Investors and included in the Units

The 2010 Financings

We completed a private equity financing of $1,956,200 on March 29, 2010, with 7 accredited investors. Net proceeds from the offering, are approximately $1,760,400. Pursuant to the financing, we issued, for $1,956,000, a total of 869,422 units of our securities at $2.25 per unit. Each Unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a Series C Warrant (the “Series C Warrant”) and Series D Warrant (the “Series D Warrant”), collectively the “Warrants”), with the total amount of Warrants of each Series exercisable to purchase that number of shares of Common Stock as shall be equal to fifty percent (50%) of the number of Units purchased in the Offering. Each of the Warrants has a term of three (3) years.

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

Additionally, we completed the initial closing of a private equity financing of approximately $247,000 on August 27, 2010 with 2 accredited investors pursuant to a Securities Purchase Agreement.  Net proceeds from the offering, are approximately $207,000.  Pursuant to the financing, we issued a total of 11 units of our securities at $22,500 per unit.  Each Unit consists of (i) an 8% Convertible Note, convertible into shares of the Common Stock, (ii) a Series E Warrant, and (iii) a Series F Warrant, each such warrant gives the holder the right to purchase up to that number of shares of our common stock as shall be equal to fifty percent (50%) of the number of shares of common stock underlying the Convertible Note.  Each of the Warrants has a term of three (3) years.

In connection with the August 27th financing, we paid cash compensation to a placement agent in the amount of $24,650.  We also issued, to the placement agent or its designees, in connection with this financing,  warrants to purchase up to that number of shares of our common stock as shall be equal to ten percent (10%) of the total number of shares underlying the Units.  These warrants have the same terms as the warrants issued to Investors that are included in the Units.

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

MOQIZONE HOLDING CORPORATION.

Date: November 12, 2010	/s/ Lawrence Cheung
Name: Lawrence Cheung
Title: Chief Executive Officer
And Acting Chief Accounting Officer